Form 10-Q
period 2016-09-30
Novan, Inc.
filed 2016-11-14
CIK 1467154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-37880

Novan, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-4427682
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

4105 Hopson Road Morrisville, North Carolina	27560
(Address of principal executive offices)	(zip code)

(919) 485-8080

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer	☐		Accelerated filer	☐
Non-Accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

As of November 10, 2016, there were 15,938,659 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAN, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016 (unaudited)	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$55,664	$45,688
Deferred offering costs	—	309
Prepaid expenses and other current assets	457	936
Total current assets	56,121	46,933
Restricted cash	539	539
Intangible assets	75	—
Property and equipment, net	13,698	2,344
Total assets	$70,433	$49,816
LIABILITIES CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$5,024	$1,626
Accrued compensation	1,896	1,047
Accrued outside research and development services	9,877	1,088
Accrued legal and professional fees	1,038	512
Other accrued expenses	1,388	534
Deferred rent	—	25
Capital lease obligation, current portion	10	6
Current liabilities of discontinued operations	—	257
Total current liabilities	19,233	5,095
Capital lease obligation, net of current portion	34	4
Facility financing obligation	7,752	—
Total liabilities	27,019	5,099
Commitments and contingencies (Notes 3, 4 and 6)
Mezzanine B convertible preferred stock, $0.0001 par value, 0 shares designated, issued and outstanding as of September 30, 2016; 5,000,000 shares designated; 1,242,069 shares issued and outstanding as of December 31, 2015; liquidation preference of $32,840 as of December 31, 2015	—	32,840
Mezzanine A convertible preferred stock, $0.0001 par value, 0 shares designated, issued and outstanding as of September 30, 2016; 3,677,622 shares designated, issued and outstanding as of December 31, 2015; liquidation preference of $50,420 as of December 31, 2015	—	50,420
Series 4 convertible preferred stock, $0.0001 par value; 0 shares designated, issued and outstanding as of September 30, 2016; 1,833,333 shares designated, issued and outstanding as of December 31, 2015; liquidation preference of $11,000 as of December 31, 2015	—	11,000

	September 30, 2016 (unaudited)	December 31, 2015

Series 3 convertible preferred stock, $0.0001 par value; 0 shares designated, issued and outstanding as of September 30, 2016; 1,349,382 shares designated; 1,322,570 shares issued and outstanding as of December 31, 2015; liquidation preference of $7,538 as of December 31, 2015	—	7,538
Series 2 convertible preferred stock, $0.0001 par value; 0 shares designated, issued and outstanding as of September 30, 2016; 1,226,242 shares designated, issued and outstanding as of December 31, 2015; liquidation preference of $2,000 as of December 31, 2015	—	2,000
Series 1 convertible preferred stock, $0.0001 par value; 0 shares designated, issued and outstanding as of September 30, 2016; 1,229,862 shares designated, issued and outstanding as of December 31,2015; liquidation preference of $1,000 as of December 31, 2015	—	1,000
Stockholders’ equity (deficit):
Preferred stock $0.0001 par value; 10,000,000 shares designated as of September 30, 2016; 0 shares designated as of December 31, 2015; 0 shares issued and outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized as of September 30, 2016; 22,000,000 shares authorized as of December 31, 2015; 15,948,159 and 2,235,838 shares issued as of September 30, 2016 and December 31, 2015; 15,938,659 and 2,235,838 shares outstanding as of September 30, 2016 and December 31, 2015	2	0
Non-voting common stock $0.0001 par value; 0 shares authorized, issued and outstanding as of September 30, 2016; 229,263 shares authorized; 191,052 shares issued and outstanding as of December 31, 2015	—	0
Additional paid-in-capital	153,539	3,253
Treasury stock at cost, 9,500 shares as of September 30, 2016 and 0 shares as of December 31, 2015	(155)	—
Accumulated deficit	(109,972)	(63,334)
Total stockholders’ equity (deficit)	43,414	(60,081)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$70,433	$49,816

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Operating expenses:
Research and development	$14,988	$3,177	$37,361	$9,875
General and administrative	2,493	2,449	9,327	5,858
Total operating expenses	17,481	5,626	46,688	15,733
Operating loss	(17,481)	(5,626)	(46,688)	(15,733)
Other income, net	7	30	50	30
Loss from continuing operations	(17,474)	(5,596)	(46,638)	(15,703)
Loss from discontinued operations	—	(480)	—	(1,191)
Net loss and comprehensive loss	$(17,474)	$(6,076)	$(46,638)	$(16,894)
Loss per share, basic and diluted:
Continuing operations	$(5.76)	$(2.45)	$(17.64)	$(6.96)
Discontinued operations	—	(0.21)	—	(0.53)
Net loss per share, basic and diluted	$(5.76)	$(2.66)	$(17.64)	$(7.49)
Weighted-average common shares outstanding, basic and diluted	3,033,967	2,281,001	2,644,116	2,256,536

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flow from operating activities:
Net loss	$(46,638)	$(16,894)
Loss from discontinued operations	—	1,191
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	575	452
Share-based compensation	861	710
Gain on disposal of property and equipment	(2)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	479	(654)
Accounts payable	2,182	210
Accrued compensation	849	179
Accrued outside research and development services	8,789	418
Accrued legal and professional fees	3	61
Accrued expenses	561	957
Other	(25)	(22)
Net cash used in continuing operating activities	(32,366)	(13,392)
Net cash used in discontinued operating activities	(257)	(708)
Net cash used in operating activities	(32,623)	(14,100)
Cash flow from investing activities:
Purchases of property and equipment	(3,410)	(1,099)
Purchase of intangible asset	(75)	—
Net cash used in continuing investing activities	(3,485)	(1,099)
Net cash used in discontinued investing activities	—	(84)
Net cash used in investing activities	(3,485)	(1,183)
Cash flow from financing activities:
Proceeds from issuance of preferred stock	—	34,259
Proceeds from initial public offering, net of underwriting fees and commissions	47,785	—
Payments related to public offering costs	(1,480)	—
Proceeds from exercise of stock options	34	17
Purchase of treasury stock	(155)	—
Payments on capital lease obligation	(5)	(4)
Payments on facility financing obligation	(95)	—
Net cash provided by financing activities	46,084	34,272
Net increase in cash and cash equivalents	9,976	18,989
Cash and cash equivalents as of beginning of period	45,688	7,419
Cash and cash equivalents as of end of period	$55,664	$26,408
Supplemental disclosure of cash flow information:
Cash paid for interest	$260	$1
Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment with accounts payable and accrued expenses	$723	$32
Equipment acquired through capital lease	$39	$—
Non-cash addition to construction in progress related to build-to-suit lease and facility financing obligation	$7,847	$—
Non-cash addition to deferred offering costs	$1,710	$—
Conversion of convertible preferred stock and non-voting common stock to voting common stock	$104,798	$—
Deferred offering costs reclassified to additional paid-in capital	$3,190	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Note 1: Organization and Significant Accounting Policies

Business Description and Basis of Presentation

Novan, Inc. (“Novan” and together with its subsidiaries, the “Company”), is a North Carolina based clinical-stage drug development company focused on the development and commercialization of innovative nitric oxide-based therapies in dermatology. Novan was incorporated in January 2006 under the state laws of Delaware and its subsidiaries were organized in May 2015 under the state laws of North Carolina. In December 2015, KNOW Bio, LLC (“KNOW Bio”) was organized under the state laws of North Carolina.

On December 30, 2015, the Company completed the distribution of 100% of the outstanding member interests of KNOW Bio to Novan’s stockholders (the “Distribution”), pursuant to which KNOW Bio became an independent privately held company. Beginning in the fourth quarter of 2015, KNOW Bio’s financial results for periods prior to the Distribution have been reflected in the Company’s consolidated statements of operations, retrospectively, as discontinued operations. Additionally, the related assets and liabilities associated with the discontinued operations in the December 31, 2015 consolidated balance sheet and liabilities outstanding as of December 31, 2015 not assumed by KNOW Bio as part of the distribution are classified as discontinued operations. See Note 2—Discontinued Operations for additional information.

The Company’s consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company had an accumulated deficit of $109,972. The Company has reported a net loss in all fiscal periods since inception and expects to incur substantial losses in the future to conduct research and development and pre-commercialization activities. These factors raise substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from uncertainty related to the Company’s ability to continue as a going concern.

The Company needs to raise additional funds through equity or debt financings or generate revenues from collaborative partners prior to the commercialization of the Company’s product candidates. There can be no assurance that the Company will be able to obtain additional debt or equity financing or generate revenues from collaborative partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could have a material adverse effect on the Company’s results of operations and financial condition. Additionally, there is no assurance that the Company can achieve its development milestones or that its intellectual property rights will not be challenged.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).  The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

Reverse stock-split and amendments to certificate of incorporation

On September 7, 2016, following approval by the Company’s Board of Directors and the Company’s stockholders, the Company amended its certificate of incorporation effecting a 1-for-1.2 reverse stock split of its voting and non-voting common stock and a proportional adjustment to the existing conversion ratio of each series of its convertible preferred stock. As a result of the reverse stock split, the Company also adjusted the share amounts under its employee incentive plan. All disclosure of common shares and per common share data in the accompanying financial statements and related notes have been adjusted to reflect the reverse stock split and adjustment of preferred stock conversion ratios for all periods presented.

The reverse stock split did not cause an adjustment to the par value or the authorized shares of the voting and non-voting common stock or the convertible preferred stock. However, subsequent to the reverse stock split and in conjunction with the closing of the Company’s initial public offering, (“IPO”), the certificate was further amended to provide for an adjustment to the number of authorized shares to 210,000,000 shares of capital stock, of which 200,000,000 shares have been designated as $0.0001 par value common stock, and 10,000,000 shares have been designated as $0.0001 par value preferred stock.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Initial public offering

On September 26, 2016, the Company completed the IPO of its common stock. The Company sold an aggregate of 4,715,000 shares of common stock under the registration statement on Form S-1 declared effective by the Securities and Exchange Commission (“SEC”) on September 20, 2016, at a public offering price of $11.00 per share for aggregate gross proceeds of $51,865. Net proceeds were $44,595, after deducting underwriting discounts and commissions of $4,080 and offering expenses of $3,190. Upon the completion of the IPO, all outstanding shares of the Company’s non-voting common stock and convertible preferred stock were automatically converted into 8,967,321 shares of common stock. The shares issued as part of the IPO in September 2016 increased the number of shares outstanding, which impacts the comparability of the Company’s reported net loss per share calculations between 2016 and 2015 periods.

Basis of Consolidation

The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position as of September 30, 2016 and its results of operations and cash flows for the nine months ended September 30, 2016 and 2015. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s registration statement on Form S-1 under the Securities Act of 1933, as amended, filed with and declared effective by the SEC on September 20, 2016.

Leases

The Company leases office space and certain equipment under non-cancelable lease agreements. The leases are reviewed for classification as operating or capital leases. For operating leases, rent is recognized on a straight-line basis over the lease period. For capital leases, the Company records the leased asset with a corresponding liability. Payments are recorded as reductions to the liability with an appropriate interest charge recorded based on the then-outstanding remaining liability.

The Company considers the nature of the renovations and the Company’s involvement during the construction period of newly leased office space to determine if it is considered to be the owner of the construction project during the construction period. If the Company determines that it is the owner of the construction project, it is required to capitalize the fair value of the building as well as the construction costs incurred, including capitalized interest, on its consolidated balance sheet along with a corresponding financing liability (“build-to-suit accounting”). Upon completion of the construction of the facility under a build-to-suit lease, the Company assesses whether the circumstances qualify for sales recognition under the sale-leaseback accounting guidance. If the lease meets the sale-leaseback criteria, the Company will remove the asset and related financial obligation from the balance sheet and evaluate the lease for treatment as a capital or operating lease. If upon completion of construction, the project does not meet the sale-leaseback criteria, the leased property will be treated as an asset financing for financial reporting purposes.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Deferred Offering Costs

Deferred offering costs, consisting of legal, accounting, filing and other fees directly related to the offering, are offset against proceeds from each offering. Offering costs incurred prior to the completion of an offering are initially capitalized as current assets, evaluated each period for likelihood of completion and subsequently reclassified to additional paid-in capital upon completion of the offering.

Share-Based Compensation

Employees. The Company applies the fair value method of accounting for share-based compensation, which requires all such compensation to employees, including the grant of employee stock options, to be recognized in the statement of operations based on its fair value at the measurement date (generally the grant date). The expense associated with share-based compensation is recognized on a straight-line basis over the service period of each award. Share-based awards granted to non-employee directors as compensation for serving on the Company’s Board of Directors are accounted for in the same manner as employee share-based compensation awards.

Non-employees. For share-based compensation granted to non-employees, the measurement date is generally considered to be the date when all services have been rendered or the date that options are fully vested.

The fair value of each option grant is estimated using a Black-Scholes option-pricing model on the grant date using expected volatility, risk-free interest rate, expected life of options and fair value per share assumptions. Due to limited historical data, the Company estimates stock price volatility based on the actual volatility of comparable publicly traded companies over the expected life of the option. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, financial leverage, size and risk profile.

The Company does not have sufficient history of exercise of stock options to estimate the expected term of employee stock options and thus continues to calculate expected life based on the mid-point between the vesting date and the contractual term, which is in accordance with the simplified method. The expected term for share-based compensation granted to non-employees is the contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option.

For option grants occurring prior to the Company’s IPO in September 2016, the fair value of common stock was estimated by a third-party valuation specialist and approved by the Board of Directors as of the grant date. For options granted to non-employee directors on September 20, 2016 in conjunction with the pricing of the IPO, pursuant to the non-employee director compensation policy, the fair value of common stock was equal to the public offering price of $11.00 per share. For option grants occurring subsequent to the Company’s IPO in September 2016, the fair value of common stock will be based upon the closing stock price as of the grant date.

Income Taxes

The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2016 and 2015 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered other than enactment of changes in the tax law or rates. The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.

The Company’s policy for recording interest and penalties is to record them as a component of interest expense and general and administrative expenses. As of September 30, 2016 and December 31, 2015, the Company accrued no interest related to uncertain tax positions.

Tax years that remain subject to examination by federal and state tax jurisdictions date back to the year ended December 31, 2008. The Company has not been informed by any tax authorities for any jurisdiction that any of its tax years are under examination.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

The determination of recording or releasing a tax valuation allowance is made, in part, pursuant to an assessment performed by management regarding the likelihood that the Company will generate future taxable income against which benefits of its deferred tax assets may or may not be realized. This assessment requires management to exercise judgment and make estimates with respect to its ability to generate taxable income in future periods.

In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards created during the tax periods prior to the change in ownership. The Company has not determined whether ownership changes exceeding this threshold, including the Company’s recent IPO, have occurred. If a change in equity ownership has occurred which exceeds the Section 382 threshold, a portion of the Company’s net operating loss carryforwards may be limited.

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive for all periods presented.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for both the three and nine months ended September 30, 2016 and 2015 because the effect is anti-dilutive. All share amounts presented in the table below represent the total number outstanding as of September 30. The convertible preferred stock securities will no longer be potentially dilutive in future periods because, as discussed above, in September 2016, upon completion of the IPO, all outstanding shares of the convertible preferred stock were converted into shares of common stock at their conversion prices.

	September 30,
	2016	2015

Convertible preferred stock	—	7,741,284
Stock options outstanding	698,970	443,607

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In April 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-08, Property, Plant and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This new standard raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company adopted this standard for the year ended December 31, 2015 and has applied it in the accompanying financial statements for presentation and disclosure of KNOW Bio as discontinued operations (see Note 2—Discontinued Operations). The Company will also apply, as applicable, the guidance to future dispositions or classifications as held for sale.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period, which requires the Company to assess share-based awards with performance targets that could be achieved after the requisite service period for potential treatment as performance conditions. Under the ASU, compensation expense is to be recognized when the performance target is deemed probable and should represent the compensation expense attributable to the periods for which service has already been rendered. If the performance target is reached prior to achievement of the service period, the remaining unrecognized compensation cost should be recognized over the remaining service period. The ASU is effective for annual and interim periods beginning after December 15, 2015 with early adoption permitted. This standard was effective for the Company as of January 1, 2016. The adoption of this standard did not have a material impact on its financial statements.

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815):  Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance requires an

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

entity to determine the nature of the host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of the relevant facts and circumstances (commonly referred to as the whole-instrument approach). ASU 2014-16 applies to all entities and is effective for annual periods beginning after December 15, 2015, and interim periods thereafter. This ASU was effective for the Company as of January 1, 2016. Adoption of this standard did not have a material impact on its financial statements.

In February 2015, the FASB issued ASU No. 2015-2, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides clarification regarding the guidance surrounding consolidation of certain legal entities. This guidance is effective for annual and interim periods beginning after December 15, 2015. This standard was effective for the Company as of January 1, 2016. The adoption of this standard did not have a material impact on its financial statements.

Accounting Pronouncements Being Evaluated

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The converged standard has been codified within Topic 606, Revenue from Contracts with Customers of the FASB Accounting Standard Codification (ASC). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition and changes in assets and liabilities that result from contracts with customers. In July 2015, the FASB delayed the effective date of the new standard by one year. Early adoption as of January 1, 2017 is permitted. In March, April and May of 2016, the FASB issued additional ASUs to amend Topic 606 and to provide expanded or clarifying guidance associated with the application of certain principles within the revenue recognition model, including the areas of principle and agent, identification of performance obligations, licensing and other improvements and practical expedients. The Company will adopt the new standard by January 1, 2018, as required. The Company is currently evaluating the impact of this new standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which provides accounting guidance related to the evaluation of an entity’s ability to continue as a going concern. ASU 2014-15 establishes management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern in connection with preparing financial statements for each annual and interim reporting period. The update also gives guidance to disclose information about relevant conditions and events when there is substantial doubt about an entity’s ability to continue as a going concern. This guidance is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company will present any required disclosures in its financial statements when the Company adopts the ASU in the fourth quarter of 2016.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The new guidance requires that deferred tax assets and liabilities be classified as noncurrent in a classified statement of financial position. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this new ASU on its financial statements but does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. This ASU is effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The FASB issued ASU 2016-09 to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences. This ASU is effective for annual and interim periods ending after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s financial statements.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB issued ASU 2016-09 to improve U.S. GAAP by providing guidance on the cash flow statement classification of eight specific areas where there is existing diversity in practice. The FASB expects that the guidance in this ASU will reduce the current and potential future diversity in practice in such areas. This ASU is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact of the adoption of this ASU on the Company’s financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are under Common Control, which amends the consolidation guidance on how a reporting entity that is a single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control. This guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of this ASU on the Company’s financial statements.

Note 2: Discontinued Operations

On December 14, 2015, the Board of Directors of Novan approved the separation of its non-dermatological assets and rights from Novan, Inc. through the Distribution. To consummate the Distribution, the Company’s Board of Directors declared a pro rata dividend of KNOW Bio member units to Novan’s stockholders of record as of the close of business on December 29, 2015 (the “Record Date”). Each Novan stockholder received one member unit of KNOW Bio for every share of Novan preferred or common stock held at the close of business on the Record Date. The Distribution occurred on December 30, 2015 (the “Distribution Date”). Immediately following the Distribution, KNOW Bio became an independent, privately-held company and the Company does not own an equity interest in KNOW Bio and has no significant influence by contract or other means. The results of KNOW Bio have been classified as discontinued operations in the condensed consolidated statements of operations for all periods presented. Additionally, the related liabilities outstanding as of December 31, 2015 not assumed by KNOW Bio as part of the Distribution are classified as discontinued operations in the accompanying condensed consolidated balance sheets.

At the Distribution Date, KNOW Bio had cash of $5,200 and equipment of $125. The cash included in the Distribution was recorded as a dividend distribution. Certain intellectual property rights were licensed to KNOW Bio as further described in Note 4—Technology Agreement.

The financial results of KNOW Bio through the Distribution are presented as loss from discontinued operations in the consolidated statements of operations. The following table presents the financial results of KNOW Bio:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015

Federal research contract and grant revenue	$40	$229
Other contract and grant revenue	—	—
Total revenue	40	229
Operating expenses:
Research and development	472	1,295
General and administrative	48	125
Total operating expenses	520	1,420
Loss from discontinued operations	$(480)	$(1,191)

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

The following table presents the aggregate carrying amount of the classes of liabilities of discontinued operations of KNOW Bio.

December 31,
2015
Accounts payable	$133
Accrued payroll	124
Total liabilities classified as discontinued operations in the consolidated balance sheets	$257

Note 3: Research and Development Licenses

The Company has entered into various licensing agreements with universities and other research institutions under which the Company receives the rights, and in some cases substantially all of the rights, of the inventors, assignee or co-assignee to produce and market technology protected by certain patents and patent applications. The Company’s primary license agreement is with the University of North Carolina (“UNC”) and has been described in further detail within the subsection below. The counterparties to the Company’s various other licensing agreements are the University of Akron Research Foundation, Public Health Services, Hospital for Special Surgery, Strakan International S.A.R.L., which is a licensee of the University of Aberdeen, and KIPAX AB. The Company is generally required to make milestone payments based on development milestones and will be required to make royalty payments based on a percentage of future sales of covered products or a percentage of sublicensing revenue. Costs to acquire rights under license agreements and pre-commercialization milestone payments are classified as research and development expenses in the condensed consolidated statements of operations. Research and development expense recognized in connection with the incurrence of such costs totaled $25 and $125 during the three and nine months ended September 30, 2016, respectively, and $200 and $260 during the three and nine months ended September 30, 2015, respectively.

The Company is generally required by the various licensing agreements to reimburse the licensor for certain legal and other patent related costs. These costs are expensed as incurred and are classified as general and administrative expenses in the consolidated statements of operations. General and administrative expense recognized in connection with the incurrence of such costs totaled $19 and $87 during the three and nine months ended September 30, 2016, respectively, and $41 and $80 during the three and nine months ended September 30, 2015, respectively.

These license arrangements could require the Company to make payments upon achievement of certain milestones by the Company. As future royalty payments are directly related to future revenues (either sales or sublicensing), future commitments cannot be determined. No accrual for future payments under these agreements has been recorded, as the Company cannot estimate if, when or in what amount payments may become due.

UNC License Agreement

The UNC License Agreement provides the Company with an exclusive license to issued patents and pending applications directed to the Company’s library of Nitricil compounds, including patents issued in the U.S., Japan and Australia with claims intended to cover NVN1000, the new chemical entity (“NCE”) for the Company’s SB204, SB206 and SB208 product candidates. The UNC License Agreement requires the Company to pay UNC up to $425 in regulatory and commercial milestones on a licensed product by licensed product basis. Additionally, the Company is obligated to pay to UNC a running royalty percentage in the low single digits on net sales of licensed products. Unless earlier terminated, the UNC Agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country. The projected date of expiration of the last to expire of the patents issued under the UNC Agreement is 2033.

In connection with the UNC Agreement, the Company issued 115,865 shares of non-voting common stock to UNC and paid an upfront cash payment of $5 to UNC. During 2009, an additional 75,187 shares of non-voting common stock were issued to UNC in relation to the anti-dilution provision contained in the UNC Agreement. Upon completion of the IPO in September 2016, all shares of UNC’s non-voting common stock were converted to common stock.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Note 4: Technology Agreement

In connection with the Distribution, the Company granted to KNOW Bio, through two separate agreements, exclusive licenses, with the right to sublicense, to certain U.S. and foreign patents and patent applications controlled by the Company as of the execution date of the agreement, and under one of the agreements, patents and patent applications that may become controlled by the Company during the three years immediately following the execution date of such agreement, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing and other nitric oxide-based therapeutics.

Additionally, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the U.S. and foreign patents and patent applications exclusively licensed to the Company from UNC and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications, KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. There were no milestone or royalty payments required during the three and nine months ended September 30, 2016 and 2015.

The exclusive license agreements and sublicense agreements will continue for so long as there is a valid patent claim under the respective agreement, unless earlier terminated, and upon expiration, will continue as perpetual non-exclusive licenses. KNOW Bio has the right to terminate each such agreement, for any reason upon ninety days advance written notice to the Company.

Note 5: Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2016	2015

Computer equipment	$445	$283
Furniture and fixtures	476	89
Laboratory equipment	4,523	2,995
Office equipment	48	36
Leasehold improvements	1,166	692
Construction in progress (1)	9,296	—
	15,954	4,095
Less: Accumulated depreciation and amortization	(2,256)	(1,751)
	$13,698	$2,344

(1)

The Company capitalizes construction in progress and records corresponding liabilities when it is considered the owner, for accounting purposes, during the construction period. See Note 1—Organization and Significant Accounting Policies for the Company’s accounting policy relating to build-to-suit leases. Also see Note 6—Commitments and Contingencies for further discussion of this capitalized construction in progress project.

Depreciation expense was $187 and $575 for the three and nine months ended September 30, 2016, respectively, and $166 and $452 for the three and nine months ended September 30, 2015, respectively.

Note 6: Commitments and Contingencies

Lease Obligations

Operating Leases

The Company leases facilities under non-cancelable operating leases with various expiration dates through February 2017, following lease amendments made during the third quarter of 2016. Future minimum lease payments totaling $94 are due during the period of October 2016 to February 2017. These leased facilities housed the Company’s corporate headquarters until October 2016,

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

and will continue to house a portion of the Company’s research, development and drug compound manufacturing activities until completion of the renovations associated with the build-to-suit lease, as described below.

Rent expense for operating leases totaled $165 and $374 for the three and nine months ended September 30, 2016 and $82 and $247 for the three and nine months ended September 30, 2015.

Build-to-Suit Lease

In August 2015, the Company entered into a lease agreement for approximately 51,000 rentable square feet of facility space in Morrisville, North Carolina, commencing in April 2016. This facility began to house the Company’s corporate headquarters in October 2016 and will house the Company’s primary research, development and drug compound manufacturing operations after completion of the construction period of the lease. The initial term of the lease agreement extends through June 30, 2026. The Company has an option to extend the lease agreement by five years upon completion of the initial lease term. Current contractual base rent payments are $90 per month, subject to a three percent increase annually over the term of the lease agreement.

As a result of the nature of and the involvement in the renovations during the construction period of the leased space, the Company is the “deemed owner,” for accounting purposes only, of the construction project and is required to capitalize the fair value of the building as well as the construction costs incurred by either the landlord or the Company on its consolidated balance sheet pursuant to FASB ASC 840, Leases, and the accounting policy described in Note 1—Organization and Significant Accounting Policies.  The Company has recorded an asset related to the building and construction costs within property and equipment of $9,296 as of September 30, 2016, which includes capitalized interest expense totaling $259. The facility lease obligation on the Company’s condensed consolidated balance sheet is $7,752 as of September 30, 2016 and $0 as of December 31, 2015. During the nine months ended September 30, 2016, construction costs financed by the landlord totaled $7,847 and the Company made financing obligation principal payments to the landlord totaling $95.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. The Company is not subject to any current pending legal matters or claims.

The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities.  The scope of the services under these agreements can generally be modified at any time, and the agreement can be terminated by either party after a period of notice and receipt of written notice.  There have been no terminations as of September 30, 2016.

Indemnification

In the ordinary course of business, the Company has entered into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract.

The Company’s obligations under these agreements may be limited in terms of time or amount, and in some instances, the Company may have recourse against third parties for certain payments. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. No material indemnification liabilities were identified or accrued in the accompanying financial statements.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Note 7: Stockholders’ Equity

Capital Structure

Authorized Shares. In conjunction with the completion of the IPO in September 2016, the Company amended its amended and restated certificate of incorporation and amended and restated bylaws. The amendment provides for 210,000,000 authorized shares of capital stock, of which 200,000,000 shares have been designated as $0.0001 par value common stock, and 10,000,000 shares have been designated as $0.0001 par value preferred stock.

Convertible Preferred Stock

The Company issued multiple series of convertible preferred stock between 2008 and 2015. In September 2016, in conjunction with the Company’s IPO, all outstanding shares of convertible preferred stock automatically converted into an aggregate of 8,776,269 shares of common stock at their conversion prices. The significant features of the convertible preferred stock series in place immediately prior to the conversion to common shares are summarized in the subsection below.

The following table summarizes designated, issued and outstanding preferred shares as of September 26, 2016, immediately prior to the automatic conversion of all convertible preferred stock into shares of common stock in conjunction with the IPO:

	Designated	Issued and Outstanding

Series 1 Convertible Preferred	1,229,862	1,229,862
Series 2 Convertible Preferred	1,226,242	1,226,242
Series 3 Convertible Preferred	1,349,382	1,322,570
Series 4 Convertible Preferred	1,833,333	1,833,333
Mezzanine A Convertible Preferred	3,677,622	3,677,622
Mezzanine B Convertible Preferred	5,000,000	1,242,069
Total	14,316,441	10,531,698

The following table summarizes preferred stock activity during the nine months ended September 30, 2016:

	Mezzanine B	Mezzanine A	Series 4	Series 3	Series 2	Series 1
	Shares	Shares	Shares	Shares	Shares	Shares
Balance as of December 31, 2015	1,242,069	3,677,622	1,833,333	1,322,570	1,226,242	1,229,862
Automatic conversion to common stock	(1,242,069)	(3,677,622)	(1,833,333)	(1,322,570)	(1,226,242)	(1,229,862)
Balance as of September 30, 2016	—	—	—	—	—	—

Significant Features of Series 1, Series 2, Series 3, Series 4, Mezzanine A and Mezzanine B Convertible Preferred Stock

Voting. The holders of Series 1, Series 2, Series 3, Series 4, Mezzanine A and Mezzanine B were entitled to vote equally with the shares of common stock.

Dividends. Holders of preferred shares were entitled to dividends if and when declared by the Board of Directors. As of September 30, 2016, other than the Distribution (see Note 1—Organization and Significant Accounting Policies), no dividends had been declared.

Conversion. Each share of Series 1, Series 2, Series 3, Series 4, Mezzanine A and Mezzanine B were convertible at the option of the holder at any time after the date of issuance into such a number of common shares as is determined by dividing the original issue price by the conversion price in effect at the time of the conversion. The conversion prices were subject to adjustment for subdivisions, dividends, combinations, reclassifications, merger, sale, etc. As discussed in Note 1—Organization and Significant Accounting Policies, the Company’s 1-for-1.2 reverse stock split of the Company’s shares of common stock resulted in a proportional adjustment to the existing conversion ratio of each series of convertible preferred stock, effective September 7, 2016.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Automatic Conversion. Each share of Series 1, Series 2, Series 3, Series 4, Mezzanine A and Mezzanine B automatically  converted into common stock at the then effective conversion prices for each series upon the completion of the IPO of the Company’s common stock because gross proceeds from the IPO exceeded $40,000.

Consent Rights. Without consent of the holders of a majority of Series 1, Series 2, Series 3, Series 4, Mezzanine A and Mezzanine B shares, the Company could not take certain actions, including liquidation, dissolution, recapitalization or reorganization; increase or decrease the number of authorized shares of preferred or common stock; authorize or issue shares of capital stock with preferences or priorities over the existing shares of preferred stock; or effect any amendment to the certificate of incorporation or bylaws of the Company which would have had an adverse effect on the holders of Series 1, Series 2, Series 3, Series 4, Mezzanine A and Mezzanine B.

Liquidation Preference. Upon liquidation, dissolution, or winding up of the Company, holders of the Mezzanine B would have been entitled to receive, prior and in preference to any distribution of the assets to holders of Mezzanine A, Series 4, Series 3, Series 2, Series 1 or common stock, an amount equal to the greater of the original purchase price or the per share amount on an as converted basis. After such distribution to the holders of Mezzanine B, the holders of Mezzanine A would have been entitled to receive, prior and in preference to any distribution of the assets to holders of Series 4, Series 3, Series 2, Series 1 or common stock, an amount equal to the greater of the original purchase price or the per share amount on an as converted basis. After such distribution to the holders of Mezzanine A, the holders of the Series 4 would have been entitled to receive, prior and in preference to any distribution of the assets to holders of Series 3, Series 2, Series 1 or common stock, an amount equal to the greater of the original purchase price or the per share amount on an as converted basis. After such distribution to the holders of Series 4, the holders of Series 3 would have been entitled to receive, prior and in preference to any distribution of the assets to holders of Series 2, Series 1 or common stock, an amount equal to the greater of the original purchase price or the per share amount on an as converted basis. After such distribution to the holders of Series 3, the holders of Series 2 would have been entitled to receive, prior and in preference to any distribution of the assets to holders of Series 1 or common stock, an amount equal to the greater of the original purchase price or the per share amount on an as converted basis. After such distribution to the holders of Mezzanine B, Mezzanine A, Series 4, Series 3 and Series 2, the holders of Series 1 would have been entitled to receive, prior and in preference to any distribution of the assets to holders of common stock, an amount equal to the greater of the original purchase price or the per share amount on an as converted basis. Any assets remaining after such preferential distributions would be distributed to holders of common stock.

Anti-Dilution. Series 1, Series 2, Series 3, Series 4, Mezzanine A and Mezzanine B had a weighted average anti-dilution provision which protected against stock splits, stock dividends and recapitalizations. Prior to the IPO, in September 2016, the Company’s Board of Directors and existing stockholders approved a waiver of the existing preferred stock holders’ rights within the certificate of incorporation pertaining to (i) a notice requirement for the mandatory conversion of preferred stock to common stock in the IPO and (ii) the application of anti-dilution provisions with respect to issuance of common stock in the IPO.

Stock Repurchase

During the nine months ended September 30, 2016, the Company repurchased 9,500 shares of common stock for an aggregate price of $155 from an executive of the Company who is also a member of the Company’s Board of Directors. The repurchase of these shares is recorded as treasury stock on the Company’s condensed consolidated balance sheet as of September 30, 2016.

Significant Features of Non-Voting Common Stock

Each share of non-voting common stock would have automatically been converted into one share of common stock, as adjusted for any dividends and stock-splits, upon the closing of a qualified public offering of the Company’s common stock. As of December 31, 2015, other than the Distribution (see Note 1—Organization and Significant Accounting Policies), there were no previously declared dividends or stock-splits. As discussed in Note 1—Organization and Significant Accounting Policies, the Company’s stockholders approved a 1-for-1.2 reverse stock split of the Company’s shares of common stock, including all outstanding non-voting common stock, effective September 7, 2016. Subsequently, in conjunction with the Company’s IPO, all outstanding shares of non-voting common stock were converted into an aggregate of 191,052 shares of common stock.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Preferred Stock

The Company’s amended and restated certificate of incorporation provides the Company’s Board of Directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 and zero shares of preferred stock designated as of September 30, 2016 and December 31, 2015, respectively. There were no shares issued or outstanding as of September 30, 2016 and December 31, 2015.

Common Stock

Authorized, Issued and Outstanding Common Shares

The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 and 22,000,000 authorized shares as of September 30, 2016 and December 31, 2015, respectively.  There were 15,938,659 and 2,235,838 shares of voting common stock outstanding as of September 30, 2016 and December 31, 2015, respectively. The following table summarizes common stock share activity for the nine months ended September 30, 2016:

	Common Stock
	Voting	Non-voting
	Shares	Shares	Total

Balance as of December 31, 2015	2,235,838	191,052	2,426,890
Exercise of stock options	30,000	—	30,000
Common stock repurchase	(9,500)	—	(9,500)
Conversion of preferred stock	8,776,269	—	8,776,269
Conversion of non-voting common stock	191,052	(191,052)	—
Common stock issued through IPO	4,715,000	—	4,715,000
Balance as of September 30, 2016	15,938,659	—	15,938,659

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2016	December 31, 2015

Outstanding stock options	698,970	458,234
For possible future issuance under 2008 Stock Plan (Note 8)	—	405,893
For possible future issuance under 2016 Stock Plan (Note 8)	746,429	—
	1,445,399	864,127

Note 8: Stock Option Plan

2008 Stock Plan

During 2008, the Company adopted the 2008 Stock Plan (the “2008 Plan”). As amended, a total of 1,416,666 shares of common stock were reserved for issuance under the 2008 Plan. As of September 20, 2016, immediately prior to the IPO, 222,061 shares were available for future stock option grants. Eligible plan participants include employees, directors, and consultants. The 2008 Plan permitted the granting of incentive stock options, nonqualified stock options, and other stock-based awards.  As further described below, as of September 20, 2016, no additional awards will be granted under the 2008 Plan.

2016 Stock Plan

Effective September 20, 2016 (the “Effective Date”), the Company adopted the 2016 Incentive Award Plan (the “2016 Plan”). The 2016 Plan is the successor to the 2008 Plan. As of the Effective Date, no additional awards will be granted under the 2008 Plan, but all stock awards granted under the 2008 Plan prior to the Effective Date will remain subject to the terms of the 2008 Plan.  All awards granted on and after the Effective Date will be subject to the terms of the 2016 Plan.  The 2016 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) stock appreciation rights, (iv) restricted stock

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

awards, (v) restricted stock unit awards and (vi) other stock awards.  Eligible plan participants include employees, directors, and consultants. An aggregate of 833,333 shares of the Company’s common stock were initially available for issuance under awards granted pursuant to the 2016 Plan, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market.

Under both the 2008 Plan and the 2016 Plan, options to purchase the Company’s common stock may be granted at a price no less than the fair value of a common stock share on the date of grant. The fair value shall be the closing sales price for a share as quoted on any established securities exchange for such grant date or the last preceding date for which such quotation exists.  Vesting terms of options issued are determined by the board of directors or compensation committee of the board. The Company’s stock options vest based on terms in the stock option agreements, generally at a rate of one-third for each anniversary of the vesting commencement date for three years. Stock options have a maximum term of ten years.

As of September 30, 2016, there were a total of 746,429 shares of common stock available for future issuance under the 2016 Plan.

Stock Compensation Expense

During the three and nine months ended September 30, 2016, the Company recorded employee share-based compensation expense from continuing operations of $327 and $861, respectively. During the three and nine months ended September 30, 2015, the Company recorded employee share-based compensation expense from continuing operations of $231 and $710, respectively. Total share-based compensation expense included in the consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Research and development	$95	$128	$274	$407
General and administrative	232	103	587	303
Discontinued operations	—	45	—	134
	$327	$276	$861	$844

Stock option activity for the nine months ended September 30, 2016 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2015	458,234	$6.26
Options granted	274,402	13.87
Options forfeited	(3,666)	12.25
Options exercised	(30,000)	1.12
Options outstanding as of September 30, 2016	698,970	$9.44	8.64	$7,507,360

Note 9: Related Party Transactions

During the three and nine months ended September 30, 2015, the Company paid a former director $50 and $63, respectively, in conjunction with a research and development consulting agreement. No such payments were made during the three and nine months ended September 30, 2016. These costs are expensed as incurred and are classified as research and development expenses in the condensed consolidated statements of operations.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Board members held 2,486,656 shares of convertible preferred stock as of December 31, 2015. As discussed in Note 1—Organization and Significant Accounting Policies, all convertible preferred stock was converted into common stock in conjunction with the IPO in September 2016. As a result, Board members held zero preferred shares as of September 30, 2016. Board members held 1,561,916 and 1,761,416 shares of the Company’s common stock as of September 30, 2016 and December 31, 2015, respectively. See Note 7—Stockholders’ Equity regarding a repurchase of common stock from a related party officer and director of the Company.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2015 included in our prospectus filed with the SEC on September 22, 2016 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Prospectus.

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue” and similar expressions or variations.  These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Factors that could cause or contribute to these differences include those set forth in the “Risk Factors” section of the Prospectus. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

We specialize in nitric oxide-based product candidates and our current intellectual property rights are limited to the field of dermatology. We may not be successful in redeploying our resources if our nitric oxide platform in dermatology fails to meet our expectations.

•	Clinical drug development involves a lengthy and expensive process with an uncertain outcome and results of earlier studies and trials may not be predictive of future trial results.
•

Our product candidates may pose safety issues, cause adverse events, have side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

•	Even if we obtain marketing approval for any product candidates, the products may become subject to unfavorable third-party coverage or reimbursement policies.
•	Our product candidates, if approved, will face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration.
•

We rely or intend to rely on third parties to conduct some of our preclinical and all of our clinical trials and to manufacture our clinical drug supplies and any approved product candidate. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for any of our product candidates or our commercialization efforts may be stopped, delayed or made less profitable.

•

If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

•

We will need substantial additional funding and as of September 30, 2016, we had an accumulated deficit of $110.0 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our commercialization efforts.

•

As a result of our operating losses and negative cash flows from operations, the report of our independent registered public accounting firm on our December 31, 2015 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

Novan® is a registered trademark of our company in the United States. We have pending trademark applications for Nitricil, Micronox and Pura-T in the United States. This Quarterly Report on Form 10-Q also includes trademarks, trade names and service marks that are the property of other organizations. Solely for convenience, our trademarks and trade names referred to in this Quarterly Report on Form 10-Q appear without any “™” or “®” symbol, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of any applicable licensor, to these trademarks and trade names.

Overview

We are a late-stage pharmaceutical company focused on redefining the standard of care in dermatology through the development and commercialization of innovative therapies using our nitric oxide platform. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated first-in-class product candidates. The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of new chemical entities, and our topical formulation science, both of which we use to tune our product candidates for specific indications. We believe that our ability to conveniently deploy nitric oxide on demand in topical formulations allows us the potential to significantly improve patient outcomes in a variety of skin diseases and positions us to be a commercially successful leader in dermatology.

Key Development Updates

The current activities, recent developments, and key milestones related to our clinical stage drug candidates are summarized below:

•

SB204 for the Treatment of Acne Vulgaris (Phase 3)—We are developing our lead product candidate, SB204, as a once-daily, topical monotherapy for the treatment of acne vulgaris. In the first quarter of 2016, we commenced two identically designed Phase 3 pivotal clinical trials of SB204 to evaluate safety and efficacy. We completed enrollment in both trials ahead of schedule by randomizing the last patient in September 2016, bringing the total number of enrolled patients to 2,600. Per the study protocol, the last patient randomized will be treated for 12 weeks. We expect to report top-line results from the two parallel trials in the first quarter of 2017. Assuming successful completion of our Phase 3 clinical trials and our long-term safety study, we are targeting submission of our new drug application, or NDA, for SB204 to the U.S. Food and Drug Administration, or the FDA, by the end of 2017.

We also completed a pharmacokinetic study in adolescents with moderate to severe acne during the third quarter of 2016. Patients were treated with SB204 4% once daily for 21 days. There was no detectable systemic exposure to the parent compound, NVN1000, and no change in endogenous nitrate levels after single or repeat dosing. The exposure data from this study is consistent with our previously reported pharmacokinetic data in adults, which also demonstrated no detectable systemic exposure to the parent compound, NVN1000, and no change in nitrate levels after topical treatment with SB204.

•

SB206, a Topical Anti-viral for the Treatment of External Genital and Perianal Warts (Phase 2)—Our second most advanced product candidate, SB206, represents a new approach to the treatment of human papillomavirus, or HPV, skin infections, such as genital warts. We are evaluating the anti-viral mechanism of action of SB206 in an ascending dose, Phase 2, randomized, double-blind, vehicle-controlled clinical trial in patients with genital warts. The trial includes four cohorts of patients: 4% twice daily, 4% once daily, 8% once daily, and 12% once daily.

An interim analysis was conducted after completion of the first two cohorts, and based on the tolerability and local application site adverse event profile, twice-daily dosing was discontinued early. The remaining doses in the study evaluated for future development were selected to be 4%, 8%, and 12% once daily.

Enrollment in the final cohort, 12% once daily, concluded in July 2016 and the last patient completed treatment in October 2016. No patients were discontinued for protocol-defined tolerability concerns in either of the 8% once daily or 12% once daily cohorts. We expect to report top-line results from primary and secondary efficacy analyses of this Phase 2 proof-of-concept trial in the fourth quarter of 2016.

•

SB208, a Topical Anti-fungal for the Treatment of Onychomycosis (Phase 2)—We are developing SB208 as a topical anti-fungal for the treatment of fungal infections of the skin and nails, including tinea pedis and onychomycosis. Both of these diseases are caused by the same dermatophyte, Trichophyton rubrum, or T. rubrum. Our ongoing Phase 2 proof-of-concept trial is designed to assess the tolerability, safety and anti-fungal activity of three doses of SB208 when compared to vehicle in patients with tinea pedis and to narrow the dose range prior to beginning work in onychomycosis. We expect to report top-line results from this Phase 2 proof-of-concept trial in the first half of 2017.

Corporate Updates

•

Completed Initial Public Offering—On September 26, 2016, we completed an initial public offering, or IPO, of our common stock. We sold an aggregate of 4,715,000 shares of common stock under the registration statement on Form S-1 declared effective by the Securities and Exchange Commission, or the SEC, on September 20, 2016, at a public offering price of $11.00 per share for aggregate gross proceeds of $51.9 million. Net proceeds were $44.6 million, after deducting underwriting discounts, commissions and reimbursements totaling $4.1 million and offering expenses of $3.2 million. Upon the completion of the IPO, all outstanding shares of our non-voting common stock and convertible preferred stock were automatically converted into 8,967,321 shares of common stock.

Financial Overview

Since our inception, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have funded our operations primarily through the sale of common stock in our IPO, private placements of our convertible preferred stock, the issuance of convertible notes and proceeds from government research contracts and grants. From inception through September 30, 2016, we have raised total equity and debt proceeds of $148.5 million to fund our operations, comprised of $44.6 million from net proceeds from the sale of common stock in our IPO, $99.7 million from the sale of preferred stock, $3.5 million from the issuance of convertible debt and $0.7 from other issuances of common stock. In addition, we have received $11.8 million from government research contracts and grants during that period, the majority of which was associated with our discontinued operations (see Note 1—Organization and Significant Accounting Policies).

We have never generated revenue from product sales and have incurred net losses in each year since inception. As of September 30, 2016, we had an accumulated deficit of $110.0 million. We incurred net losses of $46.6 million and $16.9 million in the nine months ended September 30, 2016 and 2015, respectively. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for SB204 or another one of our product candidates and, in any case, no earlier than the end of 2018. If we obtain regulatory approval for SB204, or any of our other product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. In addition, we expect that our expenses will increase substantially as we continue clinical trials and preclinical studies for, and research and development of, our other product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our operating activities. Adequate funding may not be available to us on acceptable terms, or at all. We currently anticipate that we will seek to fund our operations through public or private equity or debt financings or other sources, such as potential collaboration agreements. Our failure to obtain sufficient funds on acceptable terms as and when needed could have a material adverse effect on our business, results of operations and financial condition. As further discussed in our audited financial statements and related footnotes appearing in our Registration Statement on Form S-1, declared effective by the SEC on September 20, 2016, these matters raise substantial doubt about our ability to continue as a going concern.

Components of our Results of Operations

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development expenses, including those paid to third parties for which there is no alternative use, are expensed as they are incurred. Research and development expenses include:

•

external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites and consultants to conduct our clinical trials and preclinical and non-clinical studies;

•	costs to acquire, develop and manufacture supplies for clinical trials and preclinical studies, including fees paid to contract manufacturing organizations, or CMOs;
•	legal and other professional fees related to compliance with FDA requirements;
•	licensing fees and milestone payments incurred under license agreements;
•	salaries and related costs, including stock-based compensation and travel expenses, for personnel in our research and development functions; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, equipment and other supplies.

From inception through September 30, 2016, we have incurred approximately $79.2 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. The table below sets forth our external research and development expenses incurred for current product candidates and unallocated internal research and development expenses for the three and nine months ended September 30, 2016 and 2015. All research and development salaries and related personnel costs are included in unallocated internal research and development expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
External:
SB204	$11,597	$1,469	$27,298	$5,259
SB206	538	495	2,322	1,578
SB208	573	27	998	27
Other programs	109	228	803	344
Unallocated internal research and development expenses	2,171	958	5,940	2,667
Total research and development expenses	$14,988	$3,177	$37,361	$9,875

We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on our clinical programs, SB204, SB206 and SB208. For SB204, we commenced Phase 3 clinical trials in the first quarter of 2016, continued to conduct these studies through the third quarter of 2016. We expect to report top-line results in the first quarter of 2017. For SB206, we are currently conducting a Phase 2 clinical trial and expect data from this trial in the fourth quarter of 2016. For SB208, we initiated a Phase 2 clinical development program in July 2016 and expect top-line results in the first half of 2017.

We are also currently conducting preclinical development activities, including toxicology studies during the second half of 2016, with SB414, a topical cream for the treatment of inflammatory skin diseases such as psoriasis and atopic dermatitis. Historical costs associated with our SB414 program and other preclinical activities are included in “Other Programs” in the table above.

We expect to continue to incur substantial research and development expenses in the future as we develop our clinical product candidates. In particular, we expect to incur substantial research and development expenses in the fourth quarter of 2016 as we continue to conduct our SB204 Phase 3 clinical trials, complete our SB206 Phase 2 clinical trial, and as we conduct our SB208 Phase 2 clinical development program.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of SB204, SB206, SB208 or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See the “Risk Factors” section of our Registration Statement on Form S-1, declared effective by the SEC on September 20, 2016, for a discussion of the risks and uncertainties associated with our research and development projects.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation and travel expenses, for personnel in our executive, finance, commercial, corporate development and other administrative functions. Other general and administrative expenses include depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, and professional services fees for auditing, tax and general legal services.

We expect our general and administrative expenses to increase substantially in the future as we expand our operating activities and prepare for potential commercialization of our product candidates, increase our headcount and support our operations in a public company environment, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities.

Other Income, net

Other income, net consists primarily of interest earned on cash and cash equivalents and other miscellaneous expenses.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	$14,988	$3,177	11,811	372%
General and administrative	2,493	2,449	44	2%
Total operating expenses	17,481	5,626	11,855	211%
Operating loss	(17,481)	(5,626)	(11,855)	(211)%
Other income, net	7	30	(23)	(77)%
Loss from continuing operations	(17,474)	(5,596)	(11,878)	(212)%
Loss from discontinued operations	—	(480)	480	100%
Net loss	$(17,474)	$(6,076)	$(11,398)	(188)%

Research and development expenses

Research and development expenses were $15.0 million for the three months ended September 30, 2016, compared to $3.2 million for the three months ended September 30, 2015. The increase of $11.8 million was primarily due to increases in our active development programs, including $10.1 million in the SB204 program, $0.6 million in the SB208 program, and $1.2 million in other unallocated internal research and development expenses. The increases during the three months ended September 30, 2016 were primarily associated with the conduct of our Phase 3 clinical trials for SB204 and the commencement of our Phase 2 clinical program for SB208. Expenses incurred to advance our SB206 program were comparable during the 2016 and 2015 periods. The increase in our other unallocated internal research and development expenses was primarily the result of increased personnel and related costs that support and administer our active development programs.

General and administrative expenses

General and administrative expenses were $2.5 million for the three months ended September 30, 2016, compared to $2.4 million for the three months ended September 30, 2015. The increase of approximately $0.1 million was primarily due to a $0.3 million increase in general and administrative personnel and related costs to support the growth of our research and development activities, partially offset by a $0.2 million decrease in other general and administrative expenses.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands, except percentages)
Operating expenses:
Research and development	37,361	9,875	27,486	278%
General and administrative	9,327	5,858	3,469	59%
Total operating expenses	46,688	15,733	30,955	197%
Operating loss	(46,688)	(15,733)	(30,955)	(197)%
Other income, net	50	30	20	67%
Loss from continuing operations	(46,638)	(15,703)	(30,935)	(197)%
Loss from discontinued operations	—	(1,191)	1,191	100%
Net loss	$(46,638)	$(16,894)	$(29,744)	(176)%

Research and development expenses

Research and development expenses were $37.4 million for the nine months ended September 30, 2016, compared to $9.9 million for the nine months ended September 30, 2015. The increase of $27.5 million was primarily due to increases in our active development programs, including $22.0 million in the SB204 program, $0.7 million in the SB206 program, $1.0 million in the SB208 program, $0.5 million in the SB414 program preclinical development activities, and $3.3 million in other unallocated internal research and development expenses. The increases during the nine months ended September 30, 2016 were primarily associated with the commencement and conduct of our Phase 3 clinical trials for SB204, the continued conduct of our Phase 2 clinical trial for SB206, the commencement of our Phase 2 clinical program for SB208 and expanded preclinical research and development for SB414. The increase in our other unallocated internal research and development expenses was primarily the result of increased personnel and related costs that support and administer our active development programs.

General and administrative expenses

General and administrative expenses were $9.3 million for the nine months ended September 30, 2016, compared to $5.9 million during the nine months ended September 30, 2015. The increase of $3.4 million was primarily due to a $1.3 million increase in personnel and related costs to support the growth of our research and development activities and to perform various other administrative functions, a $1.6 million increase in market research and related costs, and a $0.4 million increase in consulting, legal and accounting costs necessary to support our operations as a public company.

Liquidity and Capital Resources

Since our inception through September 30, 2016, we have financed our operations primarily with $148.5 million in net proceeds from the issuance and sale of equity securities and convertible debt securities, including $44.6 million in net proceeds from the sale of common stock in our IPO completed in September 2016. In addition, we have generated revenues of $11.8 million from government research contracts and other grants, the majority of which was associated with our discontinued operations (see Note 1—Organization and Significant Accounting Policies).

As of September 30, 2016, we had $55.7 million of cash and cash equivalents. Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Facility lease financing

We are in the process of upfitting a facility in Morrisville, North Carolina, that will serve as our corporate headquarters and primary research, development and drug compound manufacturing facility. We are leasing the 51,000 square foot facility under a lease agreement entered into in August of 2015. Under the terms of the lease agreement, the landlord has provided for a tenant improvement allowance of approximately $5.5 million, of which approximately $5.2 million has been utilized as of September 30, 2016. We expect to utilize the remaining tenant improvement allowance during the fourth quarter of 2016. In addition to upfit costs funded by the tenant improvement allowance, we have paid $1.2 million towards the upfit of the facility as of September 30, 2016, and expect to pay for additional upfit costs during the fourth quarter of 2016 and the first half of 2017.

We began to occupy and utilize the facility for administrative purposes in October 2016. We expect that build-out and upfit construction activities will continue during the fourth quarter and, when substantially complete, will allow us to utilize the facility for our primary research, development and drug compound manufacturing activities. We expect construction to be substantially complete by the end of 2016.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by (used in):
Continuing operating activities	$(32,366)	$(13,392)
Continuing investing activities	(3,485)	(1,099)
Continuing financing activities	46,084	34,272
Net decrease in cash and cash equivalents – discontinued operations	(257)	(792)
Net increase in cash and cash equivalents	$9,976	$18,989

Net Cash Used in Continuing Operating Activities

During the nine months ended September 30, 2016, net cash used in operating activities was $32.4 million and consisted primarily of a net loss of $46.6 million, with adjustments for non-cash amounts related primarily to depreciation expense of $0.6 million, stock-based compensation expense of $0.9 million, and a $12.8 million favorable change in assets and liabilities. The favorable net change in assets and liabilities was primarily due to increases in accounts payable and accrued expense balances during the period, including an $8.8 million increase in accrued outside research and development services. The increase in accruals for these services was primarily related to (i) our increased development program activities in 2016, including the commencement and conduct of our SB204 Phase 3 clinical trials, SB206 Phase 2 clinical trial, and SB208 Phase 2 clinical program; and (ii) the timing of the invoicing and payment for such services.

During the nine months ended September 30, 2015, net cash used in operating activities was $13.4 million and consisted primarily of a net loss of $16.9 million, which was the result of cash used in our research and development activities with adjustments for loss from discontinued operations of $1.2 million, non-cash amounts related primarily to depreciation expense of $0.5 million, stock-based compensation expense of $0.7 million and $1.1 million in changes in assets and liabilities.

Net Cash Used in Continuing Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $3.5 million, which related to purchases of property and equipment of $3.4 million and the purchase of intangible assets of $0.1 million. The purchases of property and equipment in 2016 are primarily associated with facility upfits and laboratory equipment needed to build out our research, development and manufacturing capabilities at our new headquarters and manufacturing facility currently under construction in Morrisville, North Carolina. In addition, we have approximately $0.7 million of purchases of property and equipment in accounts payable and accrued expenses as of September 30, 2016, which we expect to settle through cash disbursements made during the fourth quarter of 2016.

During the nine months ended September 30, 2015, net cash used in investing activities was $1.1 million, which represented purchases of property and equipment.

Net Cash Provided by Continuing Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $46.1 million, consisting primarily of $44.6 million in net proceeds from our initial public offering. Net proceeds from our IPO includes $1.7 million of offering costs included in accounts payable and accrued expenses as of September 30, 2016, which we expect to settle through cash disbursements during the fourth quarter of 2016.

During the nine months ended September 30, 2015, net cash provided by financing activities was $34.3 million, consisting primarily of proceeds from the issuance of preferred stock.

Capital Requirements

To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval of and commercialize one of our current or future product candidates. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. We are subject to all of the risks incident in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We expect to incur additional costs associated with operating as a public company, including significant audit, legal and other expenses that we did not incur as a private company.

Our primary use of our cash is to fund our operating expenses, which consist principally of research and development expenditures necessary to advance SB204 through NDA submission, complete our ongoing Phase 2 clinical programs for SB206 and SB208, and conduct ongoing preclinical research for SB414. While we successfully raised net proceeds of $44.6 million from our IPO in September 2016, we anticipate that we will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash requirements for approximately 12 months.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs and results of trials for our clinical-stage product candidates, including SB204, SB206 and SB208;
•	the initiation, progress, timing, costs and results of preclinical studies relating to other potential applications of our nitric oxide platform, including SB414;
•	the number and characteristics of product candidates that we pursue;
•	our success in scaling our manufacturing process;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may establish;
•

the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights;
•	defending against intellectual property related claims;
•	the extent to which we in-license or acquire other products and technologies; and
•	subject to receipt of marketing approval, revenue received from commercial sales of our product candidates.

We also expect to incur capital expenditures as we continue to invest in information technology systems, equipment and leasehold improvement costs for the continued construction and completion of our corporate headquarters and manufacturing facility in Morrisville, North Carolina.

Contractual Obligations and Contingent Liabilities

There were no material changes in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Registration Statement on Form S-1, declared effective by the SEC on September 20, 2016.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Jumpstart Our Business Startups Act of 2012 (JOBS Act)

In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. We may remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of this offering. However, if certain events occur prior to the end of such five-year period, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.0 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to the end of such five-year period.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1—Organization and Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements and in Note 1—Organization and Significant Accounting Policies to our audited consolidated financial statements contained in our Registration Statement on Form S-1, declared effective by the SEC on September 20, 2016. During the nine months ended September 30, 2016, there were no material changes to our critical accounting policies.

Recent Accounting Pronouncements

Our consideration of recent accounting pronouncements is fully described in Note 1—Organization and Significant Accounting Policies of the accompanying unaudited condensed consolidated financial statements and in Note 1—Organization and Significant Accounting Policies to our audited consolidated financial statements contained in our Registration Statement on Form S-1, declared effective by the SEC on September 20, 2016.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is limited to our cash and cash equivalents, all of which have maturities of less than three months. The primary objectives of our investment activities are the preservation of principal and maintenance of liquidity for the purpose of funding operations and maximizing total return. The related interest income sensitivity is affected by changes in the general level of short-term U.S. interest rates. We place our cash and cash equivalents with high-credit quality financial institutions. Our investment policy prohibits us from holding corporate bonds, auction rate securities, asset-backed securities, municipal obligations, structured investment vehicles, extendable commercial paper or collateralized debt/loan obligations.

As of September 30, 2016, we had cash and cash equivalents of $55.7 million. We believe that an immediate one percentage point increase in interest rates would not materially affect the fair value of these cash equivalents. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity and do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in fair value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, cannot provide absolute assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Prospectus filed with the SEC on September 22, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Initial Public Offering

On September 20, 2016, the SEC declared our Registration Statement on Form S-1 (File No. 333-213276) effective for our initial public offering, which closed on September 26, 2016, pursuant to which we sold an aggregate of 4,715,000 shares of our common stock, including the underwriters option to purchase 615,000 additional shares, at a price to the public of $11.00 per share for aggregate gross proceeds of $51.9 million.  As a result, we received net proceeds of $44.6 million (after underwriters’ discounts, commissions, and reimbursements totaling $4.1 million and additional offering related costs of $3.2 million). The managing underwriter of the offering was Piper Jaffray & Co.

The net proceeds of the IPO have been invested in accordance with our investment policy. There has been no material change in the planned use of proceeds from our initial public offering as described in our final prospectus dated September 20, 2016 and filed with the SEC on September 22, 2016.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

See the Exhibit Index which follows the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novan, Inc.

By:	/s/ Nathan Stasko
Nathan Stasko
Chief Executive Officer (Principal Executive Officer)
By:	/s/ Richard Peterson
Richard Peterson Chief Financial Officer (Principal Financial and Accounting Officer)

Date: November 14, 2016

INDEX TO EXHIBITS

Exhibit No.	Description of Document

3.1

Restated Certificate of Incorporation of Novan, Inc., effective September 26, 2016 (incorporated by reference herein to Exhibit 3.1 in Novan, Inc.’s Current Report on Form 8-K filed on September 27, 2016).

3.2	Amended and Restated Bylaws of Novan, Inc., effective September 26, 2016 (incorporated by reference herein to Exhibit 3.2 in Novan, Inc.’s Current Report on Form 8-K filed on September 27, 2016).
10.1	Form of Award Agreement Awarding Non-Qualified Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.
10.2	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.
10.3	Form of Award Agreement Awarding Non-Qualified Stock Options to Non-Employee Directors under the Novan, Inc. 2016 Incentive Award Plan.
10.4†	Second Amendment, dated April 12, 2016, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and the Registrant, dated as of June 27, 2012.
10.5	Third Amendment, dated as of July 5, 2016, to the Lease, dated as of December 21, 2010, by and between the Registrant and Durham Royal Center, LLC.
10.6	Fourth Amendment, dated as of September 28, 2016, to the Lease, dated as of December 21, 2010, by and between the Registrant and Durham Royal Center, LLC.
10.7	Second Amendment, dated as of September 12, 2016, to the Lease, dated as of August 17, 2015, by and between the Registrant and Durham Hopson Road, LLC.
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document.
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.