Form 10-Q
period 2017-09-30
Novan, Inc.
filed 2017-11-09
CIK 1467154

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐    No  ☒

As of November 7, 2017, there were 15,990,658 shares of the registrant’s Common Stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

NOVAN, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,960	$34,611
Prepaid expenses and other current assets	580	958
Total current assets	11,540	35,569
Restricted cash	539	539
Intangible assets	75	75
Other assets	206	—
Property and equipment, net	16,738	16,290
Total assets	$29,098	$52,473
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$937	$3,130
Accrued compensation	2,195	2,305
Accrued outside research and development services	1,176	5,737
Accrued legal and professional fees	369	382
Other accrued expenses	1,595	1,813
Deferred revenue, current portion	2,141	—
Capital lease obligation, current portion	11	10
Total current liabilities	8,424	13,377
Deferred revenue, net of current portion	7,451	—
Capital lease obligation, net of current portion	24	32
Facility financing obligation	7,998	7,998
Total liabilities	23,897	21,407
Commitments and contingencies (Notes 2, 3 and 5)
Stockholders’ equity
Preferred stock $0.0001 par value; 10,000,000 shares designated as of September 30, 2017 and December 31, 2016; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized as of September 30, 2017 and December 31, 2016; 15,998,908 and 15,949,492 shares issued as of September 30, 2017 and December 31, 2016; 15,989,408 and 15,939,992 shares outstanding as of September 30, 2017 and December 31, 2016	2	2
Additional paid-in-capital	157,325	154,252
Treasury stock at cost, 9,500 shares as of September 30, 2017 and December 31, 2016	(155)	(155)
Accumulated deficit	(151,971)	(123,033)
Total stockholders’ equity	5,201	31,066
Total liabilities and stockholders’ equity	$29,098	$52,473

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

License and collaboration revenue	$532	$—	$1,233	$—
Research and development services revenue	218	—	286	—
Total revenue	750	—	1,519	—
Operating expenses:
Research and development	5,193	14,988	19,101	37,361
General and administrative	2,762	2,493	10,654	9,327
Total operating expenses	7,955	17,481	29,755	46,688
Operating loss	(7,205)	(17,481)	(28,236)	(46,688)
Other (expense) income, net	(239)	7	(702)	50
Net loss and comprehensive loss	$(7,444)	$(17,474)	$(28,938)	$(46,638)
Net loss per share, basic and diluted	$(0.47)	$(5.76)	$(1.81)	$(17.64)
Weighted-average common shares outstanding, basic and diluted	15,984,428	3,033,967	15,975,855	2,644,116

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30,
	2017	2016
Cash flow from operating activities:
Net loss	$(28,938)	$(46,638)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,030	575
Share-based compensation	3,006	861
Loss (gain) on disposal of property and equipment	6	(2)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	488	479
Accounts payable	(2,077)	2,182
Accrued compensation	(110)	849
Accrued outside research and development services	(4,561)	8,789
Accrued legal and professional fees	(103)	3
Accrued expenses	(19)	561
Deferred revenue	9,592	—
Other	(206)	(25)
Net cash used in continuing operating activities	(21,892)	(32,366)
Net cash used in discontinued operating activities	—	(257)
Net cash used in operating activities	(21,892)	(32,623)
Cash flow from investing activities:
Purchases of property and equipment	(1,807)	(3,410)
Proceeds from the sale of property and equipment	8	—
Purchase of intangible asset	—	(75)
Net cash used in investing activities	(1,799)	(3,485)
Cash flow from financing activities:
Proceeds from initial public offering, net of underwriting fees and commissions	—	47,785
Payments related to public offering costs	(20)	(1,480)
Proceeds from exercise of stock options	67	34
Purchase of treasury stock	—	(155)
Payments on capital lease obligation	(7)	(5)
Payments on facility lease obligation	—	(95)
Net cash provided by financing activities	40	46,084
Net (decrease) increase in cash and cash equivalents	(23,651)	9,976
Cash and cash equivalents as of beginning of period	34,611	45,688
Cash and cash equivalents as of end of period	$10,960	$55,664
Supplemental disclosure of non-cash investing and financing activities:
Purchases of equipment with accounts payable and accrued expenses	$105	$723
Equipment acquired through capital lease	$—	$39
Non-cash addition to facility financing obligation	$—	$7,847
Non-cash addition to deferred offering costs	$90	$1,710
Conversion of convertible preferred stock and non-voting common stock to voting common stock	$—	$104,798
Deferred offering costs reclassified to additional paid-in-capital	$—	$3,190

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Note 1: Organization and Significant Accounting Policies

Business Description and Basis of Presentation

Novan, Inc. (“Novan” and together with its subsidiary, the “Company”) is a North Carolina-based clinical-stage biotechnology company focused on leveraging nitric oxide’s natural antiviral and immunomodulatory mechanisms of action to treat dermatological and oncovirus-mediated diseases. Novan was incorporated in January 2006 under the state laws of Delaware and its wholly owned subsidiary, Novan Therapeutics, LLC, was organized in 2015 under the state laws of North Carolina.

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

On December 30, 2015, the Company completed the distribution of 100% of the outstanding member interests of KNOW Bio, LLC (“KNOW Bio”), a former wholly owned subsidiary of the Company, to Novan’s stockholders (the “Distribution”), pursuant to which KNOW Bio became an independent privately held company. Beginning in the fourth quarter of 2015, KNOW Bio’s financial results for periods prior to the Distribution were reflected in the Company’s consolidated financial statements, retrospectively, as discontinued operations. During the nine months ended September 30, 2016, the Company made payments of accounts payable associated with the discontinued operations that were not assumed by KNOW Bio as part of the Distribution. These payments are classified as discontinued operating activities in the accompanying condensed consolidated statement of cash flows for the nine months ended September 30, 2016.

The Company does not own an equity interest in KNOW Bio, but does have variable interests in KNOW Bio through the following contractual arrangements:

•

At the time of the Distribution, the Company entered into exclusive sublicense agreements with KNOW Bio, as described in Note 3—Collaboration Arrangements. These agreements were amended in October 2017, as described in Note 9—Subsequent Events. The Company’s potential obligation to pay future milestones or royalties to UNC and other licensors in the event of KNOW Bio non-performance under the sublicense arrangements creates a variable interest.

•

The Company entered into a master development services and clinical supply agreement with KNOW Bio in April 2017 and related statements of work (“SOW”) in the second and third quarters of 2017 (collectively, the “KNOW Bio Services Agreement”). Under the KNOW Bio Services Agreement, the Company is providing certain development and manufacturing services to KNOW Bio’s respiratory drug development subsidiary. Pursuant to applicable guidance in FASB ASC 810-10, Consolidation, a service provider arrangement such as the KNOW Bio Services Agreement is deemed a variable interest when a reporting entity has another previously existing variable interest in a legal entity, such as the Company’s sublicense arrangements with KNOW Bio, as described above.

KNOW Bio is advancing work in non-dermatologic nitric oxide therapies through its portfolio of operating subsidiary companies. The Company determined that KNOW Bio is currently a variable interest entity based on a reassessment of variable interest entity characteristics, pursuant to FASB ASC 810-10, Consolidation, performed by the Company during the third quarter of 2017. The reassessment was completed in third quarter of 2017 and was required because certain triggering events, including the execution of an additional SOW, occurred during the third quarter of 2017.

The Company has concluded that it is not the primary beneficiary of KNOW Bio and, therefore, does not consolidate KNOW Bio in its condensed consolidated financial statements herein. This conclusion is based on the fact that the Company has no significant power or decision-making authority over KNOW Bio’s drug and medical device development activities, which are the activities most significantly impacting KNOW Bio’s economic performance. Under the KNOW Bio Services Agreement, the Company is providing certain development and manufacturing services to KNOW Bio on commercial terms. In exchange for these services, KNOW Bio pays service fees for actual time and materials incurred by the Company on a cost-plus basis.

As of September 30, 2017, the Company has a deferred revenue balance of $12 related to services performed under the KNOW Bio Services Agreement. The Company has no exposure to loss as a result of its involvement with KNOW Bio. The Company’s sublicense arrangement with KNOW Bio does expose the Company to potential future risk of loss, whereby the Company is obligated to pay future milestones or royalties to UNC or other licensors in the event of KNOW Bio non-performance under the sublicense arrangement; however, if KNOW Bio failed to pay these obligations, KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. See Note 2—Research and Development Agreements for detailed information regarding potential future milestone and royalty payments due to UNC and other licensors. The contractual terms of the KNOW Bio Services Agreement, including upfront payment requirements, cost-plus pricing and timely payment terms, mitigate the current or potential future risk of loss to the Company for services performed under the KNOW Bio Services Agreement.

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

The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of September 30, 2017, the Company had an accumulated deficit of $151,971.
•

The Company’s primary use of cash is to fund its operating expenses, which consist principally of research and development expenditures necessary to advance its product candidates. The Company has evaluated its expected, probable future cash flow needs and has determined that it expects to incur substantial losses in the future as it conducts planned operating activities. The Company expects that the amount of cash and cash equivalents on hand as of September 30, 2017 will not be sufficient to fund all planned operating activities within one year from the date that these financial statements are issued.

The Company has concluded that the conditions faced by the Company raise substantial doubt about its ability to continue as a going concern. To mitigate these conditions, the Company needs and intends to raise additional funds through equity or debt financings or generate revenues or other payments from collaborative or licensing partners prior to the commercialization of the Company’s product candidates. There can be no assurance that the Company will be able to obtain additional equity or debt financing or generate revenues or other payments from collaborative or licensing partners, on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could cause the Company to alter or reduce its planned operating activities, including but not limited to delaying planned product candidate development activities, to conserve its cash and cash equivalents. Such actions could delay development timelines and have a material adverse effect on the Company’s results of operations, financial condition and market valuation. Additionally, there is no assurance that the Company can achieve its development milestones or that its intellectual property rights will not be challenged.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP on the same basis as the audited consolidated financial statements, and in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position and its results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes set forth in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2017.

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

Revenue Recognition—Research and Development Services

During 2017, the Company entered into an arrangement to provide research and development services on a fee-for-service basis and may enter into additional arrangements in the future. Under such arrangements, revenue is recognized when all of the following conditions are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) fees are fixed or determinable, and (iv) collection of fees is reasonably assured. The Company’s contract research and development services revenue is recognized in the period in which the services are performed.

During the three and nine months ended September 30, 2017, the Company recognized $218 and $286, respectively, in research and development services revenue for services performed under the KNOW Bio Services Agreement and had current deferred revenue related to these services of $12 as of September 30, 2017.

Share-Based Compensation

The Company applies the fair value method of accounting for share-based compensation, which requires all such compensation to employees, including the grant of employee stock options, to be recognized in the statement of operations based on its fair value at the measurement date (generally the grant date). The expense associated with share-based compensation is recognized over the requisite service period of each award. For awards with only service conditions and graded-vesting features, we recognize compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions, once achievement of the performance condition becomes probable, compensation cost is recognized over the expected period from the date the performance condition becomes probable to the date the performance condition is expected to be achieved. The Company will reassess the probability of vesting at each reporting period for performance awards and adjust compensation cost based on its probability assessment. Share-based awards granted to non-employee directors as compensation for serving on the Company’s Board of Directors are accounted for in the same manner as employee share-based compensation awards.

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

The Company does not have sufficient stock option exercise history to estimate the expected term of employee stock options and thus continues to calculate expected life based on the mid-point between the vesting date and the contractual term, which is in accordance with the simplified method. The expected term for share-based compensation granted to non-employees is the contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option.

Income Taxes

The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2017 and 2016 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. As of September 30, 2017 and December 31, 2016, the Company accrued no interest and penalties related to uncertain tax positions.

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

All outstanding stock options and all shares of convertible preferred stock outstanding prior to automatic conversion in the IPO have been excluded from the calculation of weighted average common shares outstanding for the three and nine months ended September 30, 2017 and 2016 because the effect is anti-dilutive due to the net loss reported in each of those periods.

Segment and Geographic Information

The Company has determined that it operates in one segment. The Company uses its nitric oxide-based technology to develop product candidates. The Chief Executive Officer, who is the Company’s chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Although all operations are based in the United States, the Company generated revenue of $1,233, or 81% of total revenue, from its licensing partner in Japan during the nine months ended September 30, 2017.  Revenues are attributed to countries based on the location of the partner or customer.

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

Accounting Pronouncements Being Evaluated

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The converged standard has been codified within Topic 606, Revenue from Contracts with Customers of the FASB Accounting Standard Codification (ASC). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will require expanded disclosures on revenue recognition and changes in assets and liabilities that result from contracts with customers. As amended, the effective date of the new standard is January 1, 2018 for calendar year end companies. In 2016, the FASB issued additional ASUs to amend Topic 606 and to provide expanded or clarifying guidance associated with the application of certain principles within the revenue recognition model, including the areas of principle and agent, identification of performance obligations, licensing and other improvements and practical expedients.

Management is currently conducting an assessment of its revenue contract portfolio and is implementing appropriate changes to the Company’s revenue accounting policies, business processes and internal controls in preparation for adoption of the new standard. Management will complete its implementation process prior to the adoption of the new standard. The Company will adopt the Topic 606 guidance on January 1, 2018 and currently plans to use the full retrospective adoption method, which requires the new standard to be applied to each prior reporting period presented and whereby the cumulative effect of applying the standard would be recognized at the earliest period shown.

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

Note 2: Research and Development Licenses

The Company has entered into various licensing agreements with universities and other research institutions under which the Company receives the rights, and in some cases substantially all of the rights, of the inventors, assignees or co-assignees to produce and market technology protected by certain patents and patent applications. The Company’s primary license agreement is with the University of North Carolina at Chapel Hill (“UNC”) and has been described in further detail within the subsection below. The counterparties to the Company’s various other licensing agreements are the University of Akron Research Foundation, Hospital for Special Surgery, Strakan International S.a.r.l., which is a licensee of the University of Aberdeen, and KIPAX AB. Additionally, see Note 9—Subsequent Events regarding the KNOW Bio license and sublicense agreement amendments executed in October 2017. The Company is generally required to make milestone payments based on development milestones and will be required to make royalty payments based on a percentage of future sales of covered products or a percentage of sublicensing revenue. As future royalty payments are directly related to future revenues (either sales or sublicensing), future commitments cannot be determined. No accrual for future payments under these agreements has been recorded, as the Company cannot estimate if, when or in what amount payments may become due.

UNC License Agreement

The Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended, (the “UNC Agreement”) provides the Company with an exclusive license to issued patents and pending applications directed to the Company’s library of Nitricil compounds, including patents issued in the U.S., Japan and Australia, with claims intended to cover NVN1000, the new chemical entity (“NCE”) for the Company’s current product candidates. The UNC Agreement requires the Company to pay UNC up to $425 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees, KNOW Bio and Sato Pharmaceutical Co., Ltd. (“Sato”), as described further in Note 3—Collaboration Arrangements. Additionally, as described in Note 3—Collaboration Arrangements, the Company made a payment to UNC in February 2017 representing the portion of the upfront payment under the license agreement entered into with Sato that was estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.

Unless earlier terminated, the UNC Agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country.

Note 3: Collaboration Arrangements

KNOW Bio Technology Agreements

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

License of existing and potential future intellectual property to KNOW Bio.  The Company granted to KNOW Bio exclusive licenses, with the right to sublicense, to certain U.S. and foreign patents and patent applications controlled by the Company as of December 29, 2015 (the “KNOW Bio License Agreement”). The Company also granted to KNOW Bio a non-exclusive license, with the right to sublicense, to any patents and patent applications that may become controlled by the Company during the three years immediately following the agreement’s effective date related to nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing and other nitric oxide-based therapeutics.

Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company also granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the U.S. and foreign patents and patent applications exclusively licensed to the Company from UNC and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology (the “KNOW Bio Sublicense Agreements”). Under the exclusive sublicense to the UNC patents and applications, KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, the Company is obligated to pay UNC any future milestones or royalties in the event of KNOW Bio non-performance under the sublicense arrangement. In such an event, KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the three and nine months ended September 30, 2017 and 2016.

See Note 9—Subsequent Events regarding the amendments to the KNOW Bio License Agreement and KNOW Bio Sublicense Agreements executed in October 2017.

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

Pursuant to the terms of the Sato Agreement, Sato had an exclusive option to negotiate for the license rights in certain additional territories within Asia, subject to Sato’s payment of a specified option exercise fee. During the third quarter of 2017, Sato elected not to execute this option. This option expired, unexercised on September 30, 2017.

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

The Company evaluated the timing of delivery for each of the deliverables and concluded that its obligation to participate on the joint committee during Sato’s development process would be the last delivered element under the arrangement and therefore would be the basis for revenue recognition for the combined unit of accounting. The Company began to participate on the joint committee in March 2017 and currently estimates that its participation will continue through the first quarter of 2022. This time period is the Company’s estimated performance period, which the Company montiors and reassesses during each reporting period. The total upfront consideration under this agreement is being recognized as license and collaboration revenue on a straight-line basis over the estimated performance period. Prior to the third quarter of 2017, Company had estimated that its participation in the joint committee would continue through third quarter of 2021. The change in estimate resulted in a $69 decrease in revenue recognized during the three months ended September 30, 2017 as compared to the revenue that would have been recognized using the previously estimated performance period. The change in estimate does not affect the total amount of revenue expected to be recognized over the term of the Sato Agreement.

As described in Note 1—Organization and Significant Accounting Policies, the Company intends to adopt FASB ASC Topic 606, Revenue from Contracts with Customers, guidance on January 1, 2018, and is currently evaluating the impact that Topic 606 will have on reported revenues in 2017 and in future periods.

The Company determined that the future contingent payments meet the definition of a milestone. The development and regulatory milestones are not considered to be substantive because they do not relate solely to past performance. Accordingly, revenue for the achievement of development milestones will be recognized over the performance period, assuming collectability is reasonably assured. The revenue for the achievement of regulatory milestones will be recognized over the ten year commercial term of the Sato Agreement. As of September 30, 2017, no amounts have been recognized as license and collaboration revenue for any of these potential future milestones and all the contingent payments remained eligible for achievement as of September 30, 2017.

During the three and nine months ended September 30, 2017, the Company recognized $532 and $1,233, respectively, in license and collaboration revenue under this agreement. The deferred revenue balance pertaining to the Sato Agreement as of September 30, 2017 was $9,580, including $2,129 and $7,451 in current and non-current deferred revenue, respectively.

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

The fees associated with payments made to UNC and the third party have been capitalized as other assets, including current and noncurrent portions, in the accompanying balance sheet and are being amortized as general and administrative expense on a straight-line basis over the same estimated period used to recognize revenue on the upfront payment received from Sato.

Note 4: Property and Equipment, Net

Property and equipment consisted of the following:

	September 30,	December 31,
	2017	2016

Computer equipment	$517	$500
Furniture and fixtures	559	504
Laboratory equipment	6,660	5,723
Office equipment	166	106
Building related to facility lease obligation	10,557	10,557
Leasehold improvements	951	1,338
	19,410	18,728
Less: Accumulated depreciation and amortization	(2,672)	(2,438)
	$16,738	$16,290

Depreciation and amortization expense was $391 and $1,030 for the three and nine months ended September 30, 2017, respectively, and $187 and $575 for the three and nine months ended September 30, 2016.

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

Pursuant to the Company’s accounting policy and applicable guidance in ASC 840, Leases, the facility is being accounted for as an asset financing, with the building asset and related facility financing obligation remaining on the Company’s balance sheet. The building asset is being depreciated over a 25 year period and the facility financing obligation is being amortized so that the net carrying value of the building asset and the facility financing obligation are equivalent at the end of the initial term of the lease agreement. Monthly rental payments will be allocated between principal and interest expense associated with the facility financing obligation, as well as grounds rent expense of $8 per month.

The Company has recorded an asset related to the building and construction costs within property and equipment of $10,557 as of September 30, 2017. The non-current facility lease obligation on the Company’s condensed consolidated balance sheet is $7,998 as of September 30, 2017 and December 31, 2016. During the three and nine months ended September 30, 2017, the Company recognized interest expense of $261 and $783, respectively, including $29 of accrued interest included in other accrued expenses as of September 30, 2017.

Operating Leases

The Company leased a facility under a non-cancelable operating lease that expired in April 2017. Rent expense for operating leases totaled $94 and $345 for the three and nine months ended September 30, 2017, respectively, and $165 and $374 for the three and nine months ended September 30, 2016, respectively.

Contingencies

From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

See Note 9—Subsequent Events regarding legal proceedings that arose in November 2017. Aside from these matters, the Company is not currently a party to any material legal proceedings and is not aware of any claims or actions pending or threatened against the Company that the Company believes could have a material adverse effect on the Company’s business, operating results, cash flows or financial statements. In the future, the Company might from time to time become involved in litigation relating to claims arising from its ordinary course of business.

The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities.  The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of September 30, 2017.

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

Compensatory Obligations

In conjunction with the departures of two former Company officers in March and May of 2017, the Company entered into separation and general release agreements with both individuals that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.”  The resulting combined severance expense recognized in the three and nine months ended September 30, 2017, totaled zero and approximately $793, respectively. The remaining accrued severance obligation in respect of the two former officers was $439 as of September 30, 2017, which is included in accrued compensation in the accompanying condensed consolidated balance sheet. The Company also recognized zero and approximately $374 in stock compensation expense during the three and nine months ended September 30, 2017, respectively, related to the accelerated vesting of the former officers’ stock options.

In June 2017, the Company reduced its overall employee workforce to reduce operating expenditures and preserve cash on hand. Employee severance costs associated with this action were $224, which were expensed during the second quarter of 2017. The remaining accrued severance obligation was $48 as of September 30, 2017.

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

Preferred Stock

The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of September 30, 2017 and December 31, 2016.

Common Stock

Authorized, Issued and Outstanding Common Shares

The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of September 30, 2017 and December 31, 2016. There were 15,989,408 and 15,939,992 shares of voting common stock outstanding as of September 30, 2017 and December 31, 2016, respectively. The following table summarizes common stock share activity for the nine months ended September 30, 2017:

Common Stock

Balance as of December 31, 2016	15,939,992
Exercise of stock options	49,416
Balance as of September 30, 2017	15,989,408

The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2017	December 31, 2016

Outstanding stock options	1,333,153	825,130
For possible future issuance under 2016 Stock Plan (Note 7)	1,106,501	615,207
	2,439,654	1,440,337

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

On June 5, 2017, the Company’s stockholders approved an amendment to the 2016 Plan to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2016 Plan by an additional 1,200,000 shares. All other material terms of the 2016 Plan otherwise remained unchanged. As of September 30, 2017, there were 1,106,501 shares available for future issuance under the 2016 Plan.

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

Stock Compensation Expense

During the three and nine months ended September 30, 2017, the Company recorded employee share-based compensation expense of $871 and $3,006, respectively. During the three and nine months ended September 30, 2016, the Company recorded employee share-

based compensation expense of $327 and $861, respectively. Total share-based compensation expense included in the condensed consolidated statements of operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Research and development	$475	$95	$1,301	$274
General and administrative	396	232	1,705	587
	$871	$327	$3,006	$861

Stock option activity for the nine months ended September 30, 2017 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	825,130	$11.27
Options granted	830,945	5.13
Options forfeited	(273,506)	13.93
Options exercised	(49,416)	1.36
Options outstanding as of September 30, 2017	1,333,153	$7.27	8.84	$1,236

Note 8: Related Party Transactions

Members of the Company’s board of directors held 1,585,916 and 1,561,916 shares of the Company’s common stock as of September 30, 2017 and December 31, 2016, respectively.

In June 2017, Kelly Martin assumed the role of the Company’s Chief Executive Officer on an interim basis. Mr. Martin also continues to serve as a member of the Company’s board of directors. Mr. Martin served as chief executive officer of Malin Corporation plc, the parent company of Malin Life Sciences Holdings Limited (“Malin”), a greater than 10% shareholder of the Company, until October 1, 2017. Mr. Martin has not received any additional compensation for his service as the Company’s Chief Executive Officer during the three and nine months ended September 30, 2017. Mr. Martin continues to be compensated pursuant to the Company’s non-employee director compensation policy.

Upon stepping into the Company’s Chief Executive Officer role, Mr. Martin engaged a number of Malin employees to assist him in certain strategic and tactical initiatives and activities. The Company has agreed to reimburse Malin for its out-of-pocket expenses for Mr. Martin and other Malin employees related to this effort. During the three and nine months ended September 30, 2017, the Company has accrued $230 in out-of-pocket travel expenses owed to Malin.  These expenses are expected to be reimbursed in the fourth quarter of 2017.

Two of the Company’s directors are also affiliated with Malin, including Sean Murphy, who is an executive officer and a director of Malin and is an executive vice president of Malin Corporation plc, and Robert A. Ingram, who is a director of Malin Corporation plc.

Note 9: Subsequent Events

Shelf Registration Filing

On October 2, 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on October 10, 2017. The registration statement contained a prospectus which covers:

(i)

the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $150,000 of the Company’s common stock, preferred stock, debt securities, warrants, and units, including those that may be issued upon conversion of, in exchange for or upon exercise of any such securities; and

(ii)

the offering, issuance and sale of up to 2,623,485 shares of the Company’s common stock by Malin, the Company’s largest stockholder. These common stock shares represent Malin’s total shareholding in the Company as of October 2, 2017. Malin requested that the Company register all of the shares it presently holds to facilitate its ability to utilize the shares as collateral. Malin represented to our board of directors that it has no present intention to sell its shares or monetize its shareholding but reserves its right to manage its balance sheet and equity positions going forward. Malin confirmed it remains supportive of the management team and board of Novan, the potential application of the underlying technology platform in broad dermatological indications and the value proposition of the Company.

The Company incurred costs directly related to the shelf registration statement filing totaling $110 which were capitalized and included in prepaid expenses and other current assets in the accompanying balance sheet as of September 30, 2017.

Amendments to License and Sublicense Agreements with KNOW Bio

The Company and KNOW Bio entered into certain amendments dated October 13, 2017 (the “KNOW Bio Amendments”) to the KNOW Bio License Agreement and KNOW Bio Sublicense Agreements (collectively, the “KNOW Bio Agreements”) described in Note 3—Collaboration Arrangements. Pursuant to the terms of the KNOW Bio Amendments, the Company re-acquired from KNOW Bio exclusive, worldwide rights under certain U.S. and foreign patents and patent applications controlled by the Company as of the execution date of the KNOW Bio Agreements, and patents and patent applications which may become controlled by the Company during the three years immediately following the execution date of KNOW Bio Agreements, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses (the “Oncovirus Field”). KNOW Bio also granted to the Company an exclusive license, with the right to sublicense, under any patents and patent applications which may become controlled by KNOW Bio during the three years immediately following the execution date of the KNOW Bio Agreements and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, to develop and commercialize products for use in the Oncovirus Field. Additionally, KNOW Bio agreed that KNOW Bio will not commercialize any products in the Oncovirus Field during the first three years following the execution date of the KNOW Bio Agreements.

The Company is obligated to make the following fixed and contingent payments in exchange for the rights granted to the Company in the Oncovirus Field:

(i)	A nominal non-refundable upfront payment due upon execution of the KNOW Bio Amendments.
(ii)

For products that incorporate a certain nitric oxide-releasing composition specified in the KNOW Bio Amendments and (i) are covered by KNOW Bio patents or (ii) materially use or incorporate know-how of KNOW Bio or the Company related to such composition that is created during the three years immediately following the execution date of the KNOW Bio Agreements (“Covered Products”), the Company must make the following payments to KNOW Bio:

o	A milestone payment upon the first time each Covered Product is approved by the U.S. Food and Drug Administration (“FDA”) for marketing in the Oncovirus Field;
o

A royalty in the low single digits on net sales of Covered Products in the Oncovirus Field until the later of the expiration of the KNOW Bio patents covering the applicable Covered Product or the expiration of regulatory exclusivity on the applicable Covered Product; and

o

In the event the Company sublicenses the rights to a Covered Product to a third party in the Oncovirus Field, the Company must pay KNOW Bio a low double digit percentage of any clinical development or NDA approval milestones the Company receives from the sublicensee for the Covered Product in the Oncovirus Field.

Nitricil is not the nitric oxide-releasing composition specified in the KNOW Bio Amendments as the subject of the foregoing payments. As such, products based on Nitricil are not subject to the foregoing milestone, royalty and sublicensing payment obligations.

The rights granted to the Company in the Oncovirus Field in the KNOW Bio Amendments continue for so long as there is a valid patent claim under the KNOW Bio Agreements, and upon expiration continue on a perpetual non-exclusive basis, and are subject to the termination rights of KNOW Bio and the Company that are set forth in the KNOW Bio Agreements. In addition, under the KNOW Bio Amendments, KNOW Bio may terminate the rights granted to the Company in the Oncovirus Field if: (i) the Company does not file a first investigational new drug (“IND”) application with the FDA for a product in the Oncovirus Field by October 2020; or (ii) the Company does not file a first new drug application (“NDA”) with the FDA by October 2025 for a product in the Oncovirus Field and does not otherwise have any active clinical programs related to the Oncovirus Field at such time.

The Company also obtained a three-year exclusive option to include within the Company’s rights described above in the Oncovirus Field the development and commercialization of products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by up to four other specified oncoviruses (the “Option Field”). If the Company elects to exercise its option, it will pay an exercise fee for each oncovirus for which the option is exercised, and the additional rights included in the

Oncovirus Field as a result of the option exercise will be subject to the same payment obligations for Covered Products, conditions, and termination rights as described above for the Oncovirus Field.

The KNOW Bio Amendments also provide a mechanism whereby either party can cause a new chemical entity (“NCE”) covered by the KNOW Bio Agreements to become exclusive to such party by filing an IND on the NCE. An NCE that becomes exclusive to a party under this provision may not be commercialized by the other party until the later of expiration of patents covering the NCE or regulatory exclusivity covering the NCE. A party who obtains exclusivity for an NCE must advance development of the NCE pursuant to terms of the KNOW Bio Amendments in order to maintain such exclusivity; otherwise, such exclusivity will expire.

The terms of the KNOW Bio Amendments were negotiated at arms-length and do not provide the Company with an ability to significantly influence KNOW Bio or its operations.

Legal Proceeding

The Company is subject to putative stockholder class action lawsuits that were filed in November 2017 in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former directors and officers. The lawsuits were filed on behalf of a putative class of all persons who purchased or otherwise acquired the Company’s securities (1) pursuant or traceable to the Company’s IPO, or (2) on the open market between September 21, 2016 and January 26, 2017. The lawsuits assert claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements related to the Company’s Phase 3 clinical trials of SB204. The complaints seek, among other things, an unspecified amount of compensatory damages and attorneys’ fees and costs on behalf of the putative class. The Company believes that the claims lack merit and intends to defend the lawsuits vigorously. However, there can be no assurance that a favorable resolution will be obtained in such lawsuits, and the actual costs may be material.

Other than as described above, the Company is not currently a party to any material legal proceedings and is not aware of any claims or actions pending or threatened against the Company that the Company believes could have a material adverse effect on the Company’s business, operating results, cash flows or financial statements. In the future, the Company might from time to time become involved in litigation relating to claims arising from its ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “believe,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

•

We specialize solely in developing nitric oxide-based therapeutics to treat dermatological and oncovirus-mediated diseases, and if we do not successfully achieve regulatory approval for any of our product candidates or successfully commercialize them, we may not be able to continue as a business.

•

We will need substantial additional funding and as of September 30, 2017, we had an accumulated deficit of $152.0 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs.

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

•

Unexpected delays in our ability to manufacture our NVN1000 active pharmaceutical ingredient, or any other Nitricil NCEs, including NVN3100, in our facility, for support of our development activities could adversely affect our development and commercialization timelines and result in increased costs of our development programs.

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

•	Changes to our leadership team could prove disruptive to our operations and have adverse consequences for our business and operating results.
•	We recently changed the focus of our near-term product development strategy, and there can be no guarantee that these areas of our platform will be successful or the most profitable.
•

We may rely on strategic relationships for the further development and commercialization of product candidates outside our current core areas of focus, and if we are unable to enter into such relationships on favorable terms or at all, or if such relationships are unsuccessful, we may be unable to realize the potential economic benefit of those product candidates.

For a further discussion of risks that could cause or contribute to differences between actual results and those implied by forward-looking statements, see the “Risk Factors” section of the Annual Report on Form 10-K and our subsequent Quarterly Reports on Form 10-Q.

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

Overview

We are a clinical-stage biotechnology company focused on leveraging nitric oxide’s natural antiviral and immunomodulatory mechanisms of action to treat dermatological and oncovirus-mediated diseases. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated first-in-class product candidates. The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of new chemical entities, or NCEs, and our topical formulation science, both of which we use to tune our product candidates for specific indications. We believe that our ability to conveniently deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to significantly improve patient outcomes in a variety of diseases. We are advancing strategic development programs in the fields of virology and immunology with product candidates SB206, SB414 and NVN3100. We also have clinical-stage drug candidates with anti-acne (SB204) and antifungal (SB208) applications, which we intend to advance through partnerships, collaborations or other strategic relationships we are currently exploring.

Key Drug Development Updates

We recently deepened our platform focus in the fields of virology and immunology. In October, we completed a transaction with KNOW Bio, LLC, or KNOW Bio, granting us exclusive worldwide rights for certain oncovirus applications of nitric oxide-based products. An oncovirus is a virus that causes cancer. The agreement allows us to expand our viral platform by exploring nitric oxide’s antiviral activity against neoplasias and carcinomas caused by high-risk human papillomavirus, or HPV. We intend to focus HPV-related development on localized therapies to treat HPV-associated sexually transmitted infections, including pre-cancerous lesions of the cervix and anus. The intellectual property rights also allow for potential future translations of nitric oxide as a treatment for rare and orphan diseases caused by other double stranded DNA viruses including Kaposi’s sarcoma-associated herpesvirus (HHV-8) and Merkel cell polyomavirus (MCV). The terms of this transaction are further described in “Note 9—Subsequent Events” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Additionally, we have leveraged promising preclinical data demonstrating mechanistic evidence of nitric oxide’s potential as a treatment for inflammatory skin diseases and initiated the clinical development of our immunology program with the commencement of a Phase 1b clinical trial for the treatment of psoriasis. Top line results for the Phase 1b trial are targeted in the second quarter of 2018. Also, we are targeting to begin a Phase 1b trial with SB414 in adults with atopic dermatitis before year end with top line results targeted in the third quarter of 2018.

Below is a summary of selected key developments related to our drug candidates during or subsequent to the third quarter of 2017 and certain upcoming milestones.

•

SB204 for the Treatment of Acne Vulgaris—We recently held a productive guidance meeting with the U.S. Food and Drug Administration, or FDA, to obtain clinical and regulatory clarity around the SB204 program. The FDA advised that it believed one additional pivotal trial would be needed for the purposes of replication and interpretation of clinical trial findings. The FDA indicated that the success criteria for the additional trial, including the definition of the investigators global assessment score, should be the same as the one used in the previously completed Phase 3 pivotal trials. Based on the FDA feedback, we believe that an additional Phase 3 trial should be completed prior to NDA submission. The FDA also indicated that no further preclinical or clinical safety studies beyond those ongoing would be required for the NDA submission and that our existing safety population of more than 2,600 patients was sufficient for submission of a new molecular entity.

In November 2017, we agreed in principle to a business structure that would enable further development and advancement of the SB204 program via third-party financing and third-party execution of an additional Phase 3 pivotal trial. Under the transaction contemplated by the non-binding term sheet, a new entity established by the third party would provide both the necessary capital to fund and the clinical expertise to execute an additional Phase 3 pivotal trial for SB204. The financial return to the new entity would be a pre-determined multiple of the costs incurred to execute the trial, assuming successful completion of the trial and Novan’s election to retain all rights to the asset (SB204). The new entity would also be entitled to a milestone payment upon NDA approval, as well as potential future sales-based milestone payments tied to the commercial success of SB204 and potential future payments related to certain agreed variations of SB204 that may be subsequently developed. If Novan does not make the election to retain the asset (SB204), the new entity would be granted an exclusive license to SB204 in all geographies apart from Japan, with proceeds from any monetization of the licensed technology being split between the new entity and Novan after returning a multiple of the execution costs to the new entity. In connection with the proposed transaction, the new entity would be granted an option to acquire shares of Novan’s common stock (currently anticipated to be approximately 500,000 shares) at an exercise price determined by the trailing 30 day average just prior to the execution of definitive agreements.

The parties have entered into an exclusive negotiation period and anticipate finalizing binding definitive agreements for the proposed transaction and clinical trial execution following the parties’ joint discussion of the Phase 3 pivotal trial protocol with the FDA in the first quarter of 2018.

•	SB206, a Topical Antiviral Treatment for Viral Skin Infections—

External Genital Warts

Following a clinically successful Phase 2 dose-ranging trial and a positive end-of-Phase 2 meeting with the FDA, we are targeting the initiation of a maximal use pharmacokinetic trial for SB206 in the first half of 2018. This Phase 1 trial advances the development of SB206 for a number of indications but is not a prerequisite for beginning the Phase 3 pivotal trials in external genital warts. We are also evaluating conducting Phase 3 pivotal trials for the treatment of external genital warts caused by HPV, along with related open label long term safety testing to evaluate recurrence rates and multiple courses of treatment.

Molluscum Contagiosum

Also at the end-of-Phase 2 meeting for SB206, we had a constructive discussion with the FDA regarding expansion of the SB206 program into the treatment of molluscum contagiosum, a contagious skin infection caused by the molluscipoxvirus. Molluscum affects approximately six million people in the U.S. annually, mostly children. There is no FDA-approved treatment for molluscum and practitioners often prescribe products approved for the treatment of external genital warts to patients with molluscum. We believe that observational learning from an in-licensed topical nitric oxide technology study showing clinically meaningful complete clearance rates of baseline molluscum lesions, combined with our SB206 program knowledge, provides a logical pathway for SB206 development in the molluscum indication. We are targeting the initiation of a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum in the first quarter of 2018 with top line results targeted in the fourth quarter of 2018.

HPV-associated Sexually Transmitted Infections

During the 24-month period 2013 through 2014, 22.7% of the total U.S. adult population had high-risk genital HPV – approximately 70 million people. HPV strains 16 and 18 are the most prevalent HPV-associated sexually transmitted infections, or STIs. In some cases, these infections can progress to neoplasias and, eventually, cancers. HPV-16 and HPV-18 cause approximately 60% of all oral cancers in the U.S. and 70% of cervical cancers. We are targeting the initiation of a Phase 1b pharmacology clinical trial to evaluate the effects of SB206 against eradicating high-risk HPV-16 and HPV-18 topically in otherwise asymptomatic volunteers in the first half of 2018 with top lines results targeted in the fourth quarter of 2018.

In addition to the exploration of SB206 as a therapy for HPV-associated STIs, we are also developing NVN3100, a new chemical entity, or NCE, for the treatment of high risk neoplasias, including cervical and anal neoplasias, caused by HPV-16 and HPV-18. We are targeting the initiation of preclinical studies, including IND-enabling studies, in the first half of 2018 and we are targeting an IND submission to the FDA by the end of 2018.

•	SB414, a Topical Cream for the Treatment of Inflammatory Skin Diseases—

We submitted an investigational new drug application, or IND, with SB414 cream for the treatment of inflammatory skin diseases to the FDA during third quarter of 2017.

Psoriasis

We have initiated clinical development of our nitric oxide platform in the field of immunology. The first patient was dosed in October 2017 in a Phase 1b clinical trial to evaluate SB414 cream for the treatment of psoriasis. The purpose of the Phase 1b trial is to evaluate safety and to assess target engagement through a reduction of key pro-inflammatory biomarkers like interleukin-17, or IL-17, before progressing to Phase 2 clinical trials. According to a recent peer-reviewed article in the British Journal of Dermatology, IL-17 is known to be or is likely to be related to the mechanism and severity of a number of inflammatory skin disorders, including psoriasis, acne, atopic dermatitis, rosacea and alopecia areata. Earlier this year, we presented mechanistic evidence for SB414, demonstrating a statistically significant reduction in composite psoriasis scores and an inhibition of IL-17a and IL-17f in an animal model. Top line results for the Phase 1b trial are targeted in the second quarter of 2018.

Atopic Dermatitis

In two in vivo models that assess critical components of atopic dermatitis disease pathology, SB414 displayed potent anti-staphylococcal activity and dose-dependent inhibition of inflammation comparable to betamethasone, a mid-potency corticosteroid used to treat patients with atopic dermatitis. Based on preclinical data generated to date and documented literature on nitric oxide’s mechanisms of action, we believe that SB414 cream has the potential to offer non-steroidal, immunomodulatory activity and anti-staphylococcal activity for the treatment of atopic dermatitis. Additionally, SB414 cream is an occlusive formulation allowing for pH control in the skin and a possible reduction in trans-epidermal water loss, both important factors for treating the disease. We are targeting the initiation of a Phase 1b trial with SB414 in adults with atopic dermatitis before year end with top line results targeted in the third quarter of 2018.

We need and intend to access additional capital through equity financing or debt financing or collaborative, licensing or other non-dilutive sources of capital. Further advancement of our development programs, as described above, is dependent upon our ability to access this capital and our financial priorities.

Corporate Updates—Organizational and Governance Structure Alignment with Current Strategy

We are repositioning our organizational and governance structure to align with the aforementioned drug development strategy. In addition to the recent additions at the board and executive management team levels, as described below, we expect a continued targeted expansion of our internal resources during the remainder of 2017 and into 2018 in alignment with our strategy.

•

In August 2017, Paula Brown Stafford, the Company’s Chief Development Officer, was appointed to the Board of Directors. In September 2017, Machelle Sanders, Secretary of the North Carolina Department of Administration, was appointed to the Board of Directors as a non-employee Director and, in November 2017, was also appointed to the Company’s Compensation Committee. We believe that the addition of Ms. Sanders and Ms. Stafford complements and expands the experience of our Board of Directors in targeted areas.

•

In September 2017, Tomoko Maeda-Chubachi, M.D., Ph.D. was appointed as Vice President of Medical Dermatology, in which she will help drive the strategy, design and execution of our development programs by providing medical input. Dr. Maeda-Chubachi is a licensed dermatologist and has 15 years of dermatology drug development experience, with a strong focus on inflammatory skin diseases including psoriasis and atopic dermatitis.

Corporate Updates—Other

On October 2, 2017, we filed a shelf registration statement on Form S-3 with the SEC, which the SEC declared effective on October 10, 2017. The registration statement contained a prospectus which covers:

(iii)

the offering, issuance and sale by us of up to a maximum aggregate offering price of $150 million of our common stock, preferred stock, debt securities, warrants, and units, including those that may be issued upon conversion of, in exchange for or upon exercise of any such securities; and

(iv)

the offering, issuance and sale of up to 2,623,485 shares of our common stock by Malin, our largest stockholder. These common stock shares represent Malin’s total shareholding in Novan as of October 2, 2017. Malin requested that we register all of the shares it presently holds to facilitate its ability to utilize the shares as collateral. Malin represented to our board of directors that it has no present intention to sell its shares or monetize its shareholding but reserves its right to manage its balance sheet and equity positions going forward. Malin confirmed it remains supportive of the management team and board of Novan, the potential application of the underlying technology platform in broad dermatological indications and the value proposition of the Company.

Financial Overview

Since our inception, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through September 30, 2017, we have raised total equity and debt proceeds of $148.7 million to fund our operations. We have incurred net losses in each year since inception and, as of September 30, 2017, we had an accumulated deficit of $152.0 million. We incurred net losses of $28.9 million and $46.6 million in the nine months ended September 30, 2017 and 2016, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, there will be significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

In addition, we expect that we will continue to incur substantial expenses as we continue clinical trials and preclinical studies for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, we will need substantial additional funding to support our planned and future operating activities. Adequate future funding may not be available to us on acceptable terms, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. Our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying or discontinuing planned product candidate development activities, to conserve our cash and cash equivalents. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. As further discussed in our condensed consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q, these matters raise substantial doubt about our ability to continue as a going concern.

Components of Our Results of Operations

Revenue

Licensing and collaboration revenue consists of the amortization of a non-refundable $10.8 million upfront payment received under the license agreement we entered into during the first quarter of 2017 with Sato Pharmaceuticals, Ltd. (“Sato”). The material terms of the Sato Agreement and related revenue recognition are described within “Note 3—Collaboration Arrangements” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The $10.8 million upfront consideration under this agreement is being recognized on a straight-line basis over the estimated performance period, which is currently March 2017 through the first quarter of 2022.

Research and development services revenue is associated with the master development services and clinical supply agreement and related statements of work, or collectively the KNOW Bio Services Agreement, we entered into with KNOW Bio. Under the KNOW Bio Services Agreement, we are providing certain development and manufacturing services to KNOW Bio in exchange for service fees currently expected to total approximately $0.9 million. We recognized approximately $0.2 million and $0.3 million of services revenue during the three and nine months ended September 30, 2017, respectively, and expect to perform the remaining services and recognize the remaining revenue during the fourth quarter of 2017 and the first half of 2018. We may also provide additional development and manufacturing services to KNOW Bio under future statements of work. We do not expect the fees received under the KNOW Bio Services Agreement to significantly increase the period over which our cash and cash equivalents can fund our operating expenses. Our accounting policies pertaining to KNOW Bio are included in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We will adopt FASB ASC Topic 606, Revenue from Contracts with Customers, guidance on January 1, 2018. We are currently conducting an assessment of the impact that Topic 606 will have on reported revenues in 2017 and in future periods, including revenues associated with the Sato Agreement and the KNOW Bio Services Agreement. Additional information about our adoption of Topic 606 is included in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

From inception through September 30, 2017, we have incurred approximately $107.8 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. The table below sets forth our external research and development expenses incurred for current product candidates and unallocated internal research and development expenses for the three and nine months ended September 30, 2017 and 2016. All research and development salaries and related personnel costs, as well as certain manufacturing costs and facilities expenses are included in unallocated internal research and development expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
External:
SB204	$1,263	$11,597	$6,828	$27,298
SB206	133	538	(158)	2,322
SB208	(27)	600	362	1,242
SB414	317	16	1,642	310
Other programs	—	66	4	249
Unallocated internal research and development expenses	3,507	2,171	10,423	5,940
Total research and development expenses	$5,193	$14,988	$19,101	$37,361

We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on our clinical programs and on our future pipeline development. Major clinical and preclinical development activities conducted during the three and nine months ended September 30, 2017 are summarized as follows:

•

For SB204, we completed a 40-week long term safety trial in eligible patients with acne who had previously completed 12 weeks of treatment in the related Phase 3 pivotal trials of SB204 in the third quarter of 2017. We previously completed the related Phase 3 pivotal trials earlier in 2017. We recently held a productive guidance meeting with the U.S. Food and Drug Administration, or FDA, to obtain clinical and regulatory clarity around the SB204 program. The FDA advised that an additional pivotal trial should be conducted. We do not intend to utilize our own capital resources to conduct this trial; rather, we intend to advance the SB204 program towards NDA submission through a partnership strategy as described in the “Overview—Key Drug Development Updates” section above.

•

For SB206, we completed a Phase 2 clinical trial for the treatment of external genital warts and announced top-line results in the fourth quarter of 2016. The SB206 program expense credit of $0.2 million in the nine months ended September 30, 2017 relates primarily to a $0.4 million favorable change in our accrued Phase 2 trial cost estimate recognized in the first quarter of 2017 as we obtained final trial activity data and reached an agreement on final trial costs with the clinical research organization that conducted the trial.

•	For SB208, we initiated a Phase 2 clinical development program in July 2016 and announced top-line results in April 2017.
•

For SB414, we completed our preclinical studies, submitted an IND to the FDA during the third quarter of 2017, and we conducted start-up activities associated with Phase 1b trials in patients with psoriasis and with atopic dermatitis.

We expect to continue to incur substantial research and development expenses in the future as we develop our SB206 and SB414 clinical product candidates and as we develop new chemical entities, or NCEs, for use in oncovirus therapies. In particular, we expect to continue to incur substantial external development service provider fees and other research and development costs through the remainder of 2017 and into 2018 associated with the development plan summarized in the “Overview—Key Drug Development Updates” section above. Although we expect external research and development expenses associated with such clinical development activities to be substantial, we expect such expenses to be lower in 2017 than external research and development expenses incurred in 2016. Nonetheless, we also expect our internal research and development personnel costs to increase during the remainder of 2017 and in fiscal year 2018 as we continue to conduct a targeted expansion of our internal resources in support of our drug development strategy. We may decide to revise our plans or the related timing, depending on our ability to access additional capital and our financial priorities.

The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our current product candidates or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 20, 2017 and subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, for a discussion of the risks and uncertainties associated with our research and development projects.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation and travel expenses for personnel in our executive, finance, commercial, corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, insurance coverage, and professional services fees for auditing, tax, general legal, and other corporate and administrative services.

We expect to continue to incur substantial general and administrative expenses during the remainder of 2017 and in fiscal year 2018 that are incurred in support of our product development operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$532	$—	532	*
Research and development services revenue	218	—	218	*
Total revenue	750	—	750	*
Operating expenses:
Research and development	5,193	14,988	(9,795)	(65)%
General and administrative	2,762	2,493	269	11%
Total operating expenses	7,955	17,481	(9,526)	(54)%
Operating loss	(7,205)	(17,481)	10,276	59%
Other (expense) income, net	(239)	7	(246)	*
Net loss and comprehensive loss	$(7,444)	$(17,474)	$10,030	57%
* Not Meaningful

Revenue

License and collaboration revenue of $0.5 million for the three months ended September 30, 2017 is related to the amortization of a non-refundable upfront payment received under the Sato Agreement, which was executed in January 2017. Research and development services revenue of $0.2 million for the three months ended September 30, 2017 is associated with development services we performed under the KNOW Bio Services Agreement.

Research and development expenses

Research and development expenses were $5.2 million for the three months ended September 30, 2017 compared to $15 million for the three months ended September 30, 2016. The decrease of $9.8 million was primarily due to the recent completion of certain clinical trials in our active development programs, including the two parallel Phase 3 pivotal trials (first quarter of 2017) and the long term safety trial (third quarter of 2017) in the SB204 program, which resulted in a decrease of $10.3 million, the Phase 2 clinical trial for SB206 in the fourth quarter of 2016, which resulted in a decrease of $0.4 million and the Phase 2 clinical trial for SB208 program, which resulted in a decrease of $0.6 million. In addition, other programs decreased by $0.1 million. These program cost decreases were partially offset by a $0.3 million increase in SB414 program costs as we (i) completed preclinical studies in preparation for the

IND submitted in the third quarter of 2017 and (ii) conducted clinical start-up activities associated with the two Phase 1b trials in patients with psoriasis and atopic dermatitis.

In addition, other unallocated internal research and development expenses increased by $1.3 million due to a $0.7 million increase in research and development personnel costs and a $0.6 million increase in facility and manufacturing costs. The $0.7 million increase in personnel costs is associated with the targeted expansion of our organizational structure in support of our current development strategy and the increase includes $0.4 million of non-cash stock compensation expense associated with recent awards granted to our research and development personnel. The $0.6 million increase in facility and manufacturing costs is primarily due to operating in our current headquarters and manufacturing facility in Morrisville, North Carolina during 2017, which we began to occupy in October 2016.

General and administrative expenses

General and administrative expenses were $2.8 million for the three months ended September 30, 2017 and $2.5 million for the three months ended September 30, 2016.  The increase of $0.3 million is due to an increase of $0.7 million in professional services, insurance, board compensation and other administrative costs necessary to support our operations as a public company. This increase was offset by decreases in personnel related costs of $0.3 million and market research costs of $0.1 million.

Other (expense) income, net

Other (expense) income, net was ($0.2) million for the three months ended September 30, 2017, compared to approximately $7,000 for the three months ended September 30, 2016. The net expense increase of approximately $0.2 million was primarily due to the recognition of approximately $0.3 million of lease interest expense on our primary facility lease financing obligation, following the completion of the facility’s build-out phase in December 2016. This interest expense incurred during the three months ended September 30, 2017 was partially offset by less than $0.1 million of interest income earned on cash and cash equivalents.

Comparison of Nine Months Ended September 30, 2017 and 2016

The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$1,233	$—	$1,233	*
Research and development services revenue	286	—	286	*
Total revenue	1,519	—	1,519	*
Operating expenses:
Research and development	19,101	37,361	(18,260)	(49)%
General and administrative	10,654	9,327	1,327	14%
Total operating expenses	29,755	46,688	(16,933)	(36)%
Operating loss	(28,236)	(46,688)	18,452	40%
Other (expense) income, net	(702)	50	(752)	(1504)%
Net loss and comprehensive loss	$(28,938)	$(46,638)	$17,700	38%
* Not Meaningful

Revenue

License and collaboration revenue of $1.2 million for the nine months ended September 30, 2017 was related to the amortization of a non-refundable upfront payment received under the Sato Agreement, which was executed in January 2017. Research and development services revenue of $0.3 million for the nine months ended September 30, 2017 is associated with development services we performed under the KNOW Bio Services Agreement.

Research and development expenses

Research and development expenses were $19.1 million for the nine months ended September 30, 2017, compared to $37.4 million for the nine months ended September 30, 2016. The decrease of $18.3 million was primarily due to the recent completion of certain clinical trials in our active development programs, including the two parallel Phase 3 pivotal trials (first quarter of 2017) and the long term safety trial (third quarter of 2017) in the SB204 program, which resulted in a decrease of $20.5 million, the Phase 2 clinical trial for SB206, which resulted in a decrease of $2.5 million and the Phase 2 clinical trial for SB208, which resulted in a decrease of $0.9 million. In addition, other programs decreased by $0.2 million. These program cost decreases were partially offset by a $1.3 million increase in SB414 program costs as we (i) conducted and completed preclinical studies in preparation for the IND submitted in third quarter 2017 and (ii) conducted clinical start-up activities associated with the two Phase 1b trials in patients with psoriasis and atopic dermatitis.

In addition, other unallocated internal research and development expenses increased by $4.5 million due to a $2.7 million increase in research and development personnel costs and a $1.8 million increase in facility and manufacturing costs. The $2.7 million increase in personnel costs includes $0.6 million in cash severance costs associated with a workforce reduction and the departure of our former Chief Medical Officer, both of which occurred in the second quarter of 2017, and a related $0.2 million increase in non-cash stock compensation expense associated with the accelerated vesting of option awards. The remaining increase in personnel costs includes an increase in stock compensation expense of $0.8 million associated with awards recently granted to our research and development personnel and $1.1 million associated with the targeted expansion of our organizational structure in support of our current development strategy. The $1.8 million increase in facilities and manufacturing costs is primarily due to operating in our current headquarters and manufacturing facility in Morrisville, North Carolina during 2017, which we began to occupy in October 2016.

General and administrative expenses

General and administrative expenses were $10.7 million for the nine months ended September 30, 2017, compared to $9.3 million for the nine months ended September 30, 2016. The increase of $1.4 million is primarily due to an increase of $2.3 million in professional services, insurance, board compensation and other administrative costs necessary to support our operations as a public company. In addition, there was a net increase of $0.7 million in personnel costs primarily due to severance costs related to a workforce reduction and the departure of our former Chief Financial Officer, including $0.5 million of cash severance costs and $0.3 million in related non-cash stock compensation expense associated with the accelerated vesting of option awards. Other changes in personnel costs during the comparative periods included a $0.8 million increase in non-cash stock compensation expense associated with recently granted awards, a $0.2 million increase in travel-related costs and a $1.1 million decrease in salaries, benefits and accrued bonus compensation costs following the aforementioned resource realignment events occurring in 2017. These increases were partially offset by decreases of $1.4 million in market research and related costs and $0.2 million in general corporate costs.

Other (expense) income, net

Other (expense) income, net was ($0.7) million expense for the nine months ended September 30, 2017, compared to approximately $50,000 income for the nine months ended September 30, 2016.  The net expense increase of approximately $0.8 million was due to the recognition of approximately $0.8 million of interest expense on our primary facility lease financing obligation beginning in the first quarter of 2017, following the completion of the facility’s build-out phase in December 2016.

Liquidity and Capital Resources

Since our inception through September 30, 2017, we have financed our operations primarily with $148.7 million in net proceeds from the issuance and sale of equity securities and convertible debt securities, including $44.6 million in net proceeds from the sale of common stock in our 2016 initial public offering, or our IPO. Other historical forms of funding have included payments received from licensing and supply arrangements and government research contracts and grants. We received an upfront payment of approximately $10.8 million following the execution of the Sato Agreement in the first quarter of 2017 for the exclusive right to develop, use and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris.

As of September 30, 2017, we had $11.0 million of cash and cash equivalents. Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

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

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in):
Continuing operating activities	$(21,892)	$(32,366)
Continuing investing activities	(1,799)	(3,485)
Continuing financing activities	40	46,084
Net decrease in cash and cash equivalents – discontinued operations	—	(257)
Net decrease in cash and cash equivalents	$(23,651)	$9,976

Net Cash Used in Continuing Operating Activities

During the nine months ended September 30, 2017, net cash used in operating activities was $21.9 million and consisted primarily of a net loss of $28.9 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.0 million, stock-based compensation expense of $3.0 million, and a $3.0 million favorable change in assets and liabilities. The favorable net change in assets and liabilities was primarily due to receipt of an upfront payment of $10.8 million following the execution of the Sato Agreement. This increase was partially offset by decreases in accounts payable and accrued expense balances associated with our outside research and development activities during the period, including a $4.6 million decrease in accrued outside research and development services. The decrease in payables and accruals for these services was primarily related to the Phase 3 pivotal trials and long term safety trial in our SB204 program and the Phase 2 clinical trial in our SB206 program. In addition, we had approximately $0.5 million in accrued severance costs as of September 30, 2017, which we expect to settle through cash disbursements during the fourth quarter of 2017 and first half of 2018.

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

Net Cash Used in Continuing Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was $1.8 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.

During the nine months ended September 30, 2016, net cash used in investing activities was $3.5 million, which represented purchases of property and equipment of $3.4 million and the purchase of intangible assets of $0.1 million.  The purchases of property and equipment in 2016 are primarily associated with facility upfits and laboratory equipment needed to build out our research, development and manufacturing capabilities at our new headquarters and manufacturing facility in Morrisville, North Carolina.

Net Cash Provided by Continuing Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was less than $0.1 million, consisting primarily of proceeds from the exercise of stock options, which were partially offset by offering costs.

During the nine months ended September 30, 2016, net cash provided by financing activities was $46.1 million, consisting primarily of $44.6 million in net proceeds from our initial public offering. Net proceeds from our IPO included $1.7 million of offering costs included in accounts payable and accrued expenses as of September 30, 2016, which have since been settled through cash disbursements.

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

Our primary use of cash is to fund our operating expenses, which consist principally of research and development expenditures necessary to advance our clinical-stage product candidates. Based upon our current operating plan, we anticipate we have sufficient cash and cash equivalents to operate into the first quarter of 2018. We anticipate that we will need substantial additional funding to continue our operating activities and make further advancements in each of our drug development programs, as summarized in the “Overview—Key Drug Development Updates” section above. Specifically, we anticipate that additional funding will be required to conduct and complete our planned clinical trials and nonclinical studies in our SB206 and SB414 programs, as well as the development of NVN3100 as a new chemical entity for treatment of high risk neoplasias. We are currently reviewing various potential financing options to fund our continued and planned operations for advancement of these product candidates within our current core focus, including traditional public or private equity financings, as well as debt and other structured facilities. We are also currently pursuing a partnering strategy for advancement of the SB204 program, as described in further detail in the “Overview—Key Drug Development Updates” section above. If we are not successful in executing the currently contemplated transaction for our SB204 program, or if we are not successful in identifying a partner for any other product candidate that is outside of our current core focus, we will need to raise additional capital resources to advance that program. We may decide to revise our activities or the relevant timing depending on the availability of additional funding, partnership opportunities and our financial priorities. Our anticipated expenditure levels may change if we make adjustments to our current operating plan. As of September 30, 2017, we had an accumulated deficit of $152.0 million and there is substantial doubt about our ability to continue as a going concern if we do not secure adequate additional financing.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs, results, and evaluation of results of trials for our clinical-stage product candidates, including SB206, SB414, SB204 and SB208;
•	the progress, timing, costs and results of development and preclinical study activities relating to other potential applications of our nitric oxide platform, including NVN3100;
•	the number and characteristics of product candidates that we pursue;
•	our ability to enter into strategic relationships for the continued development of certain product candidates and the success of those arrangements;
•	our success in scaling our manufacturing process;
•	the outcome, timing and costs of seeking regulatory approvals;
•	the occurrence and timing of potential development and regulatory milestones achieved by Sato, our licensee for SB204 in Japan;
•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;
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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 20, 2017. During the three and nine months ended September 30, 2017, there were no material changes to our critical accounting policies, except as presented below.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

As of September 30, 2017, we had cash and cash equivalents of $11.0 million. We believe that an immediate one percentage point increase or decrease in interest rates would not materially affect the fair value of these cash equivalents. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity and do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in fair value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Item 4. Controls and Procedures.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

We are subject to putative stockholder class action lawsuits that were filed in November 2017 in the United States District Court for the Middle District of North Carolina against us and certain of our current and former directors and officers. The lawsuits were filed on behalf of a putative class of all persons who purchased or otherwise acquired our securities (1) pursuant or traceable to our IPO, or (2) on the open market between September 21, 2016 and January 26, 2017. The lawsuits assert claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements related to our Phase 3 clinical trials of SB204. The complaints seek, among other things, an unspecified amount of compensatory damages and attorneys’ fees and costs on behalf of the putative class. We believe that the claims lack merit and intend to defend the lawsuits vigorously. However, there can be no assurance that a favorable resolution will be obtained in such lawsuits, and the actual costs may be significant.

Other than as described above, we are not currently a party to any material legal proceedings and are not aware of any claims or actions pending or threatened against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial statements. In the future, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 20, 2017, except as set forth in our subsequent Quarterly Report on Form 10-Q filed with the SEC on August 11, 2017 and as set forth below.

We recently changed the focus of our near-term product development strategy, and there can be no guarantee that these areas of our platform will be successful or the most profitable.

We recently initiated a strategic shifting of priorities to turn our near-term product development focus to the application of nitric oxide technology in viral infections and inflammatory skin diseases, which signifies a change from our prior focus on multi-factorial diseases, particularly acne. We plan to use our limited cash resources and any new funds we raise to support our newly prioritized core areas of focus, including clinical development of product candidates in these areas and preclinical studies on potential future product candidates. It is possible that current and future product candidates outside these core areas of current focus would achieve regulatory approval more rapidly or have greater commercial success, resulting in better returns for stockholders. Additionally, if we are unable to raise additional capital to support the advancement of our current development priorities, we may have to delay, curtail or eliminate one or more of our programs and potentially change our growth strategy.

We may rely on strategic relationships for the further development and commercialization of product candidates outside our current core areas of focus, and if we are unable to enter into such relationships, or if such relationships are unsuccessful, we may be unable to realize the potential economic benefit of those product candidates.

We are exploring alternative pathways for continued development of product candidates outside our current core areas of focus. For example, we have entered into a non-binding term sheet for the collaborative development of SB204. If we are unable to enter into strategic relationships on terms that are beneficial to us, or at all, we may not have sufficient capital to continue developing or commercialize our product candidates that are outside of our current core focus. Even if we enter into such a strategic relationship, we may have to relinquish a significant portion of the future economic value of the underlying product candidate in connection with the applicable transaction and may be limited in our ability, or unable, to recover such value.

Our ability to enter into successful strategic relationships for the continued development of one or more of our product candidates may be impaired by several factors, including, among others, that:

•	we will face significant competition in seeking appropriate strategic partners, and the negotiation process is likely to be time-consuming and complex;
•

strategic partners may not devote the necessary resources to complete development activities because of limited financial or scientific resources or the belief that other product candidates may have a higher likelihood of obtaining approval or potentially generate a greater return on investment;

•

strategic partners may fail to properly maintain or defend our intellectual property rights, where applicable, or may use proprietary information in a way that may expose us to potential loss or liability;

•	we are likely to have limited control over decisions of strategic partners that may result in significant delays or the termination of development of our product candidates;
•	strategic partners may develop a product that competes, directly or indirectly, with our product candidates, or may choose to pursue alternative technologies, including those of our competitors; and
•

disputes between us and our strategic partners concerning the research, development or commercialization of our product candidates or our arrangements with respect to our product candidates could lead to ligation or arbitration that would be costly and detract time from development.

Further, if a strategic relationship terminates or is otherwise unsuccessful, we may need to seek out and establish an alternative arrangement. This may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, it may be necessary for us to cease the development of the applicable product candidate or candidates, or conduct the remaining clinical development on our own and with our own funds.

We have been named as a defendant in putative securities class action lawsuits. These, and potential similar or related litigation, could result in substantial damages and may divert management's time and attention from our business.

As described in Part II—Item 1—“Legal Proceedings,” putative stockholder class action lawsuits have been filed against us and certain of our current and former directors and officers. These lawsuits were filed on behalf of a putative class of all persons who purchased or otherwise acquired our securities (1) pursuant or traceable to our IPO, or (2) on the open market between September 21, 2016 and January 26, 2017. The lawsuits assert claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements related to our Phase 3 clinical trials of SB204. The complaints seek, among other things, an unspecified amount of compensatory damages and attorneys’ fees and costs on behalf of the putative class. We believe that the claims lack merit and intend to defend the lawsuits vigorously, but there can be no assurance that a favorable resolution will be obtained in any of these matters. An unfavorable resolution in such lawsuits, whether by final judgment or an unfavorable settlement, could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, the actual cost of the litigation may be significant, and the litigation may divert management's time and attention from our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	ExhibIt	Filing Date

10.1	Letter Agreement dated August 10, 2017, by and between Novan, Inc. and William L. Hodges.		10-Q	001-37880	10.5	August 11, 2017

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	ExhibIt	Filing Date

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date: November 9, 2017