Form 10-Q
period 2018-06-30
Novan, Inc.
filed 2018-08-08
CIK 1467154

pag

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☒

As of August 3, 2018, there were 26,040,442 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

NOVAN, INC.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$20,984	$2,524
Prepaid expenses and other current assets	625	1,180
Total current assets	21,609	3,704
Other assets	775	806
Property and equipment, net	16,327	16,624
Total assets	$38,711	$21,134
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,056	$479
Accrued compensation	1,380	2,168
Accrued outside research and development services	1,408	1,392
Accrued legal and professional fees	267	504
Other accrued expenses	1,443	1,700
Deferred revenue, current portion	2,595	2,631
Capital lease obligation, current portion	11	11
Total current liabilities	8,160	8,885
Deferred revenue, net of current portion	4,648	5,946
Capital lease obligation, net of current portion	16	21
Warrant liability	13,537	—
Facility financing obligation	7,998	7,998
Total liabilities	34,359	22,850
Commitments and contingencies (Notes 2, 3 and 6)
Stockholders’ equity (deficit)
Preferred stock $0.0001 par value; 10,000,000 shares designated as of June 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of June 30, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized as of June 30, 2018 and December 31, 2017; 26,049,942 and 16,014,908 shares issued as of June 30, 2018 and December 31, 2017, respectively; 26,040,442 and 16,005,408 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	176,953	158,091
Treasury stock at cost, 9,500 shares as of June 30, 2018 and December 31, 2017	(155)	(155)
Accumulated deficit	(172,449)	(159,654)
Total stockholders’ equity (deficit)	4,352	(1,716)
Total liabilities and stockholders’ equity	$38,711	$21,134

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
License and collaboration revenue	$649	$649	$1,298	$973
Research and development services revenue	—	68	9	68
Total revenue	649	717	1,307	1,041
Operating expenses:
Research and development	6,176	6,962	12,511	13,908
General and administrative	2,620	3,361	5,500	7,892
Total operating expenses	8,796	10,323	18,011	21,800
Operating loss	(8,147)	(9,606)	(16,704)	(20,759)
Other income (expense), net:
Interest income	115	29	159	56
Interest expense	(261)	(262)	(523)	(524)
Change in fair value of warrant liability	711	—	4,269	—
Other income, net	4	—	4	5
Total other income (expense), net	569	(233)	3,909	(463)
Net loss and comprehensive loss	$(7,578)	$(9,839)	$(12,795)	$(21,222)
Net loss per share, basic and diluted	$(0.29)	$(0.62)	$(0.50)	$(1.33)
Weighted-average common shares outstanding, basic and diluted	26,039,169	15,975,108	25,535,827	15,971,515

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(12,795)	$(21,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	809	639
Share-based compensation	1,433	2,135
Loss (gain) on disposal and write-offs of property and equipment	93	(3)
Change in fair value of warrant liability	(4,269)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	308	329
Accounts payable	567	(1,638)
Accrued compensation	(788)	(298)
Accrued outside research and development services	16	(3,915)
Accrued legal and professional fees	(99)	58
Other accrued expenses	(489)	(145)
Deferred revenue	(1,334)	9,843
Other long-term assets	31	(213)
Net cash used in operating activities	(16,517)	(14,430)
Cash flow from investing activities:
Purchases of property and equipment	(403)	(1,143)
Proceeds from the sale of property and equipment	40	—
Net cash used in investing activities	(363)	(1,143)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting fees and commissions	35,625	—
Payments related to public offering costs	(322)	—
Proceeds from exercise of stock options	42	34
Payments on capital lease obligation	(5)	(5)
Net cash provided by financing activities	35,340	29
Net increase (decrease) in cash, cash equivalents and restricted cash	18,460	(15,544)
Cash, cash equivalents and restricted cash as of beginning of period	3,063	35,150
Cash, cash equivalents and restricted cash as of end of period	$21,523	$19,606
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$322	$561
Deferred offering costs reclassified to additional paid-in capital	$431	$—
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$20,984	$19,067
Restricted cash included in other long-term assets	539	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$21,523	$19,606

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

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The December 31, 2017 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Additionally, the Company’s independent registered public accounting firm report for the December 31, 2017 financial statements included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.

Certain prior period amounts have been condensed to conform to current period presentation. As a result, deferred offering costs were condensed with prepaid expenses and other current assets. Additionally, intangible assets and restricted cash were condensed with other assets. These changes had no effect on total current assets or total assets as previously reported as of December 31, 2017. Restricted cash of $539 as of June 30, 2018 and December 31, 2017, consisted of funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company.

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

•

The Company entered into a master development services and clinical supply agreement with KNOW Bio in April 2017 and related statements of work (“SOW”) in the second quarter and second half of 2017 (collectively, the “KNOW Bio Services Agreement”). Under the KNOW Bio Services Agreement, the Company provided certain development and manufacturing services to KNOW Bio’s respiratory drug development subsidiary until the first quarter of 2018 when KNOW Bio requested that the Company stop performing services. Pursuant to applicable guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 810-10, Consolidation, a service provider arrangement such as the KNOW Bio Services Agreement is deemed a variable interest when a reporting entity has another previously existing variable interest in a legal entity, such as the Company’s sublicense arrangements with KNOW Bio, as described above.

Through its portfolio of operating subsidiary companies, KNOW Bio is advancing work in nitric oxide-based therapies in fields where they have exclusive intellectual property rights. The Company determined that KNOW Bio continues to be a variable interest entity based on variable interest entity characteristics, pursuant to FASB ASC 810-10, Consolidation. The Company concluded that it is not the primary beneficiary of KNOW Bio and, therefore, does not consolidate KNOW Bio in its condensed consolidated financial statements herein. This conclusion is based on the fact that the Company has no significant power or decision-making authority over KNOW Bio’s drug and medical device development activities, which are the activities most significantly impacting KNOW Bio’s economic performance. Under the KNOW Bio Services Agreement, the Company agreed to provide certain development and

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

manufacturing services to KNOW Bio on commercial terms. In exchange for these services, KNOW Bio agreed to pay service fees for actual time and materials incurred by the Company on a cost-plus basis. The terms of the amendments to the exclusive sublicense agreements with KNOW Bio were evaluated by the Company, with the support of a third-party expert, and were determined to be at fair value and arms-length. As a result, the amendments did not create any ability for Novan to influence KNOW Bio’s decision-making.

The Company has no exposure to loss as a result of its involvement with KNOW Bio. The Company’s sublicense arrangement with KNOW Bio does expose the Company to potential future risk of loss, whereby the Company is obligated to pay future milestones or royalties to UNC or other licensors in the event of KNOW Bio non-performance under the sublicense arrangement; however, if KNOW Bio failed to pay these obligations, KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. See Note 2—Research and Development Licenses for detailed information regarding potential future milestone and royalty payments due to UNC and other licensors.  The contractual terms of the KNOW Bio Services Agreement, including upfront payment requirements, cost-plus pricing and timely payment terms, mitigate the current or potential future risk of loss to the Company for services performed under the KNOW Bio Services Agreement.

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

The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of June 30, 2018, the Company had an accumulated deficit of $172,449.
•

The Company’s primary use of cash is to fund its operating expenses, which consist principally of research and development expenditures necessary to advance its product candidates. The Company has evaluated its expected, probable future cash flow needs and has determined that it expects to incur substantial losses in the future as it conducts planned operating activities. The Company expects that the amount of cash and cash equivalents on hand as of June 30, 2018 will be sufficient to meet its anticipated cash requirements into the late first quarter or early second quarter of 2019.

The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about its ability to continue as a going concern. To mitigate these prevailing conditions and ongoing liquidity risks, the Company needs and intends to raise additional capital from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through equity or debt financings.  There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all. The failure of the Company to obtain sufficient funds on acceptable terms when needed could cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. Such actions could delay development timelines and have a material adverse effect on the Company’s results of operations, financial condition and market valuation. Additionally, there is no assurance that the Company can achieve its development milestones or that its intellectual property rights will not be challenged.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

January 2018 Offering

On January 9, 2018, the Company completed a public offering of its common stock and warrants pursuant to the Company’s effective shelf registration statement (the “January 2018 Offering”). The Company sold an aggregate of 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of the Company’s common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. The warrant exercise price is $4.66 per share and will expire four years from the date of issuance. Net proceeds from the offering were approximately $35,194 after deducting underwriting discounts and commissions and offering expenses of approximately $2,806. The shares issued as part of the January 2018 Offering increased the number of shares outstanding, which impacts the comparability of the Company’s reported net loss per share calculations between the 2018 and 2017 periods presented in the accompanying condensed consolidated financial statements.

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

Unaudited Interim Condensed Consolidated Financial Statements

The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position and its results of operations and cash flows.  The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the financial statements and notes for the year ended December 31, 2017 set forth in the Company’s Annual Report on Form 10-K filed with the SEC on March 27, 2018.

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

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Deferred Offering Costs

Deferred offering costs are included in prepaid expense and other current assets on the accompanying condensed consolidated balance sheets and consist of legal, accounting, filing and other fees directly related to offerings or the Company’s shelf registration. These costs are offset against proceeds from each offering as applicable. Offering costs incurred prior to the completion of an offering are initially capitalized as assets, evaluated each period for likelihood of completion and subsequently reclassified to additional paid-in capital upon completion of the offering.  Deferred costs associated with the shelf registration will be reclassified to additional paid-in capital on a pro-rata basis in the event the Company completes an offering under the shelf registration, with any remaining deferred offering costs charged to general and administrative expense at the end of the three-year life of the shelf registration.

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

At contract inception, once the contract is determined to be within the scope of Topic 606, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

The Company’s agreements may contain some or all the following types of provisions or payments:

Licenses of Intellectual Property:  If the license of the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the estimated performance period and the appropriate method of measuring progress during the performance period for purposes of recognizing revenue. The Company re-evaluates the estimated performance period and measure of progress each reporting period and, if necessary, adjusts related revenue recognition accordingly.

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

Research and Development Expenses

Research and development expenses include all direct and indirect development costs incurred for the development of the Company’s drug candidates. These expenses include salaries and related costs, including share-based compensation and travel costs, for research and development personnel, allocated facility costs, laboratory and manufacturing materials and supplies, consulting fees, product development, preclinical studies, clinical trial costs, licensing fees and milestone payments under license agreements and other fees and costs related to the development of drug candidates. The cost of tangible and intangible assets that are acquired for use on a particular research and development project, have no alternative future uses, and are not required to be capitalized in accordance with the Company’s capitalization policy, are expensed as research and development costs as incurred.

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

For preclinical development services performed by outside service providers, the Company determines accrual estimates through financial models, considering development progress data received from outside service providers and discussions with applicable Company and service provider personnel.

Fair Value of Financial Instruments

The carrying values of cash equivalents, accounts payable and accrued liabilities as of June 30, 2018 and December 31, 2017 approximated their fair values due to the short-term nature of these items.

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

Share-Based Compensation

The Company applies the fair value method of accounting for share-based compensation, which requires all such compensation to employees, including the grant of employee stock options, to be recognized in the condensed consolidated statements of operations and comprehensive loss based on its fair value at the measurement date (generally the grant date). The expense associated with share-based compensation is recognized over the requisite service period of each award. For awards with only service conditions and graded-vesting features, the Company recognizes compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions, once achievement of the performance condition becomes probable, compensation cost is recognized over the expected period from the date the performance condition becomes probable to the date the performance condition is expected to be achieved. The Company will reassess the probability of vesting at each reporting period for performance awards and adjust compensation cost based on its probability assessment. Share-based awards granted to non-employee directors as compensation for serving on the Company’s board of directors are accounted for in the same manner as employee share-based compensation awards.

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

Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered, other than enactment of changes in the tax law or rates.

The Company did not record a federal or state income tax benefit for the three and six months ended June 30, 2018 and 2017 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.

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

The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. As of June 30, 2018 and December 31, 2017, the Company accrued no interest or penalties related to uncertain tax positions.

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

Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted average shares outstanding during the period, without consideration of common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and six months ended June 30, 2018 and 2017 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	June 30,
	2018	2017
Warrants to purchase common stock associated with January 2018 public offering (Note 8)	10,000,000	—
Stock options outstanding under the 2008 and 2016 Plans (Note 9)	1,686,142	1,105,251
Inducement options outstanding (Note 9)	100,500	—

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

Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $649 and $1,298 during the three and six months ended June 30, 2018, respectively, and $649 and $973 during the three and six months ended June 30, 2017, respectively. During the three and six months ended June 30, 2018, substantially all revenue was generated from the Company’s licensing partner in Japan. During the three and six months ended June 30, 2017, approximately 91% and 93% of total revenue was generated from its licensing partner, respectively.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

The Company adopted ASC Topic 606, Revenue from Contracts with Customers as of January 1, 2018 and used the full retrospective adoption method, which required the Company to recast each prior reporting period presented. The Company’s material revenues are derived from its license agreement with Sato Pharmaceutical Co., Ltd. (“Sato”), which provides for consideration in the form of an upfront payment, milestone payments and royalties. As the Company adopted Topic 606, it elected to utilize two transition practical expedients provided for in Topic 606: the Company (i) has not restated completed contracts that begin and end in the same annual reporting period and (ii) has not disclosed the amount of the transaction price allocated to the remaining performance obligations and an explanation of when the entity expects to recognize that amount as revenue for the reporting periods presented prior to the initial date of application.

Adoption of the revenue recognition standard impacted previously reported results as follows:

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
License and collaboration revenue	$601	$48	$649	$701	$272	$973
Research and development services revenue	68	—	68	68	—	68
Total revenue	669	48	717	769	272	1,041
Operating expenses:
Research and development	6,962	—	6,962	13,908	—	13,908
General and administrative	3,361	—	3,361	7,892	—	7,892
Total operating expenses	10,323	—	10,323	21,800	—	21,800
Operating loss	(9,654)	48	(9,606)	(21,031)	272	(20,759)
Other expense, net	(233)	—	(233)	(463)	—	(463)
Net loss and comprehensive loss	$(9,887)	$48	$(9,839)	$(21,494)	$272	$(21,222)
Net loss per share, basic and diluted	$(0.62)	$—	$(0.62)	$(1.35)	$0.02	$(1.33)
Weighted-average common shares outstanding, basic and diluted	15,975,108	—	15,975,108	15,971,515	—	15,971,515

Condensed Consolidated Balance Sheets

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Deferred revenue, current portion	2,164	467	2,631
Deferred revenue, net of current portion	6,919	(973)	5,946
Accumulated deficit	(160,160)	506	(159,654)

In August 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB issued ASU 2016-15 to improve U.S. GAAP by providing guidance on the cash flow statement classification of eight specific areas where there is existing diversity in practice. The FASB expects that the guidance in this ASU will reduce the current and potential future diversity in practice in such areas. This ASU was effective for the Company as of January 1, 2018. The adoption of this new accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Accounting Pronouncements Being Evaluated

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to provide expanded or clarifying guidance associated with the application of certain principles. These ASUs are effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Under the new standard, most of the guidance on stock compensation payments to non-employees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU on its condensed consolidated financial statements.

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

Sublicense of UNC and other third-party intellectual property to KNOW Bio.  The Company also granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the U.S. and foreign patents and patent applications exclusively licensed to the Company from UNC and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology (the “KNOW Bio Sublicense Agreements”). Under the exclusive sublicense to the UNC patents and applications, KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, the Company is obligated to pay UNC any future milestones or royalties in the event of KNOW Bio non-performance under the sublicense arrangement. In such an event, KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the three and six months ended June 30, 2018 and 2017.

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

In exchange for the licenses granted to Sato under the Sato Agreement, Sato agreed to pay the Company an upfront payment, as well as additional milestone payments upon achievement of various future development, regulatory and commercial milestones. Pursuant to the terms of the Sato Agreement, Sato was required to pay the Company an upfront payment of 1.25 billion Japanese Yen (“JPY”), which the Company received in January 2017 in the amount of $10,813 when converted to U.S. Dollars (“USD”). Sato is also required to pay the Company an aggregate of 2.75 billion JPY upon the achievement of various development and regulatory milestones, including a milestone payment of 0.25 billion JPY (approximately $2,162 USD) upon Sato’s initiation of a Phase I trial in Japan. Sato also agreed to pay the Company up to an aggregate of 0.9 billion JPY in milestone payments upon the achievement of various commercial milestones. Sato must also pay the Company a royalty equal to a mid-single digit percentage of net sales of licensed products in the licensed territory, subject to a reduction in the royalty payments in certain circumstances.

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

Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. The Company is obligated to perform certain oversight, review and supporting activities for Sato, including: (i) using commercially reasonable efforts to obtain marketing approval of SB204 in the U.S., (ii) sharing all future scientific information the Company may obtain during the term of the Sato Agreement pertaining to SB204, (iii) performing certain additional preclinical studies if such studies are deemed necessary by the Japanese regulatory authority, up to and not to exceed a total cost of $1,000 and (iv) participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Sato Agreement. Additionally, the Company has granted Sato the option to use the Company’s trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the Company’s approval of such use.

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

Note 4: Revenue Recognition

Revenue Recognition—Sato Agreement

The Company assessed the Sato Agreement in accordance with Topic 606 and concluded that the contract counterparty, Sato, is a customer within the scope of Topic 606. The Company identified the following promises under the Sato Agreement: (i) the grant of the intellectual property license to Sato, (ii) the obligation to participate in a joint committee that oversees, reviews, and approves Sato’s research and development activities and provides advisory support during Sato’s development process, (iii) the obligation to manufacture and supply Sato with all quantities of licensed product required for development activities in Japan, and (iv) the stand-ready obligation to perform any necessary repeat preclinical studies, up to $1,000 in cost. The Company determined that these promises were not individually distinct because Sato can only benefit from these licensed intellectual property rights and services when bundled together; they do not have individual benefit or utility to Sato. As a result, all promises have been combined into a single performance obligation.

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

The Company evaluated the timing of delivery for each of the obligations and concluded that a time-based input method is most appropriate because Sato is accessing and benefitting from the intellectual property and technology (the predominant items of the combined performance obligation) ratably over the duration of Sato’s estimated development period in Japan. Although the Company concluded that the intellectual property is functional rather than symbolic, the services provided under the performance obligation are provided over time. Therefore, the allocated transaction price will be recognized using a time-based input method that results in straight-line recognition over the Company’s performance period, currently estimated to be approximately five years, starting in February 2017 and completing in the first quarter of 2022. Pursuant to the terms of the Sato Agreement, the Company and Sato are advancing SB204 development for the Japan territory and the parties are working collaboratively to reach agreement with respect to the Japan territory development plan, including a corresponding timeline and estimated duration for the development program in whole. The Company notes that it monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. Therefore, if the duration of the development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.

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

During the three and six months ended June 30, 2018, the Company recognized $649 and $1,298, respectively, in license and collaboration revenue under this agreement, all of which was previously included in deferred revenue at the beginning of the respective period. During the three and six months ended June 30, 2017, the Company recognized license and collaboration revenue of $649 and $973, respectively. The deferred revenue balance under the Sato Agreement as of June 30, 2018 was $7,243, including $2,595 and $4,648 in current and non-current deferred revenue, respectively. The deferred revenue balance under the Sato Agreement as of December 31, 2017, as adjusted, was $8,541, including $2,595 and $5,946 in current and non-current deferred revenue, respectively. The change in the deferred revenue balances during the six months ended June 30, 2018 was associated with the continued amortization of deferred revenue and recognition of license and collaboration revenue associated with the Company’s performance during the period.

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

Performance Obligations under the Sato Agreement

The amount of existing performance obligations under long-term contracts unsatisfied as of June 30, 2018 was $7,243. The Company expects to recognize approximately 36% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Sato Agreement (0.9 billion JPY), as well as percentage-based royalty payments in the Sato Agreement that are contingent upon future sales.

No revenue was recognized during the six months ended June 30, 2018 associated with adjustments to the estimated performance period or the measure of progress.

Revenue Recognition—Research and Development Services to KNOW Bio

As described in Note 1—Organization and Significant Accounting Policies, the Company entered the KNOW Bio Services Agreement during 2017 and provided research and development services on a fee-for-service basis. After assessing revenue according to the five-step model of ASC 606, the Company determined that contract research and development services revenue should be recognized in the period in which the services are performed. During the six months ended June 30, 2018, the Company recognized $9 in research and development services revenue for services performed under the KNOW Bio Services Agreement. There was no research and development services revenue recognized during the three months ended June 30, 2018.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Note 5: Property and Equipment, Net

Property and equipment consisted of the following:

	June 30,	December 31,
	2018	2017
Computer equipment	$577	$529
Furniture and fixtures	303	354
Laboratory equipment	7,148	6,819
Office equipment	400	400
Building related to facility lease obligation	10,557	10,557
Leasehold improvements	1,090	1,000
Property and equipment, gross	20,075	19,659
Less: Accumulated depreciation and amortization	(3,748)	(3,035)
Total property and equipment, net	$16,327	$16,624

Depreciation and amortization expense was $408 and $809 for the three and six months ended June 30, 2018, respectively, and $340 and $639 for the three and six months ended June 30, 2017, respectively.

Note 6: Commitments and Contingencies

Lease Obligations

Primary Facility Lease

In August 2015, the Company entered into a lease agreement for approximately 51,000 rentable square feet of facility space in Morrisville, North Carolina, commencing in April 2016 (the “Primary Facility Lease”). The initial term of the Primary Facility Lease extends through June 30, 2026. The Company has an option to extend the Primary Facility Lease by five years upon completion of the initial lease term. Current contractual base rent payments are $95 per month, subject to a three percent increase annually over the term of the Primary Facility Lease.

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

The Company has recorded an asset related to the building and construction costs within property and equipment of $10,557 as of June 30, 2018. The non-current facility lease obligation on the Company’s condensed consolidated balance sheet was $7,998 as of June 30, 2018 and December 31, 2017. During the three and six months ended June 30, 2018, the Company recognized interest expense of $261 and $522, respectively, including $42 of accrued interest included in other accrued expenses as of June 30, 2018.

Rent expense associated with the primary facility lease, comprised of monthly grounds rent and common area maintenance costs, was $89 and $131 for the three and six months ended June 30, 2018, respectively, and $71 and $166 for the three and six months ended June 30, 2017, respectively.

In May 2018, the Company entered into a sublease agreement under the Primary Facility Lease whereby the Company is the lessor and is subleasing approximately 6,400 square feet of office space to a third party at its leased headquarters facility in Morrisville, North Carolina. The sublease will expire in July 2021, unless sooner terminated in accordance with the provisions of the sublease. If for any reason, the lease between the Company and its landlord is terminated, the sublease will simultaneously terminate. The annual rent payments due to the Company, beginning in the third quarter of 2018, are approximately $141 per year, subject to a three percent increase annually over the term of the sublease agreement.

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

The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities.  The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of June 30, 2018.

See Note 11—Subsequent Events regarding the Performance Plan adopted in August 2018.

Legal Proceedings

The Company is subject to putative stockholder class action lawsuits that were filed in November 2017 in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former directors and officers, which have been consolidated under the case name In re Novan, Inc. Securities Litigation. A lead plaintiff has been designated, and on April 30, 2018, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint asserts claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements related to the Company’s Phase 3 clinical trials of SB204. The consolidated amended complaint seeks, among other things, an unspecified amount of compensatory damages and attorneys’ fees and costs on behalf of the putative class. On June 14, 2018, the Company filed a motion to dismiss the consolidated amended complaint. The Company believes that the claims lack merit and intends to defend the lawsuits vigorously. However, there can be no assurance that a favorable resolution will be obtained in such lawsuits, and the actual costs may be significant. The Company is unable to estimate the amount of a potential loss or range of potential loss, if any.

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

Compensatory Obligations

In conjunction with the departures of three former Company officers in 2018 and 2017, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized combined severance expense of $332 during the six months ended June 30, 2018 and $397 and $793 during the three and six months ended June 30, 2017, respectively. The accrued severance obligation in respect of the three former officers was fully paid as of June 30, 2018. The Company also recognized non-cash stock compensation expense of approximately $212 during the six months ended June 30, 2018, and $124 and $374 during the three and six months ended June 30, 2017, respectively, related to the accelerated vesting of the former officers’ stock options. There was no severance expense or non-cash stock compensation expense in relation to these departures during the three months ended June 30, 2018.

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

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Preferred Stock

The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of June 30, 2018 and December 31, 2017.

Common Stock

Authorized, Issued and Outstanding Common Shares

The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of June 30, 2018 and December 31, 2017. There were 26,040,442 and 16,005,408 shares of voting common stock outstanding as of June 30, 2018 and December 31, 2017, respectively. The following table summarizes stockholders’ equity activity for the six months ended June 30, 2018:

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders' (deficit) equity
Balance as of December 31, 2017	16,005,408	$2	$158,091	$(155)	$(159,654)	$(1,716)
Share-based compensation	—	—	1,433	—	—	1,433
Common stock issued in January 2018 Offering, net of underwriting discounts, commissions and offering costs	10,000,000	1	17,387	—	—	17,388
Exercise of stock options	35,034	—	42	—	—	42
Net loss	—	—	—	—	(12,795)	(12,795)
Balance as of June 30, 2018	26,040,442	$3	$176,953	$(155)	$(172,449)	$4,352

The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2018	December 31, 2017

Outstanding stock options (Note 9)	1,786,642	1,399,484
Warrants to purchase common stock issued in January 2018 Offering (Note 8)	10,000,000	—
For possible future issuance under 2016 Stock Plan (Note 9)	651,269	1,023,378
	12,437,911	2,422,862

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

There were no exercises of warrants during the six months ended June 30, 2018. The following table presents the Company’s warrant liability measured at fair value on a recurring basis as of June 30, 2018:

	June 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$13,537	$13,537
Total liabilities at fair value	$—	$—	$13,537	$13,537

The fair value of the common stock warrants is estimated using a valuation model that approximates a Monte Carlo simulation model, which takes into consideration the probability of a fundamental transaction occurring during the contractual term of the warrants. This valuation model, which includes inputs classified as Level 3 in the fair value hierarchy, estimated a fair value of $1.35 and $1.78 per common stock warrant as of June 30, 2018 and January 9, 2018 (the date of issuance), respectively. The inputs to the valuation model that approximates a Monte Carlo simulation model are presented below.

	June 30, 2018	January 9, 2018
Estimated dividend yield	0.00%	0.00%
Expected volatility	78.57%-100%	75.66%-100%
Risk-free interest rate	2.65%	2.21%
Expected term (years)	3.5	4.0
Fair value per share of common stock underlying the warrant	$2.94	$3.48
Warrant exercise price	$4.66	$4.66

Due to the Company’s limited historical stock price data, the Company estimates stock price volatility based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected life of the warrant.

The change in fair value of the warrants for the three and six months ended June 30, 2018 of $711 and $4,269, respectively, was included as a component of other income and expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The decrease in the warrant liability and the corresponding unrealized gain recognized during the three and six months ended June 30, 2018 is primarily due to the decrease in the market price of the Company’s underlying common stock from the date of issuance to June 30, 2018, in addition to fluctuations in the valuation model inputs.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

The following table summarizes the change in the fair value of the warrant liability, which is valued using significant unobservable Level 3 inputs, for the six months ended June 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance	Issuance	Revaluations Included In Earnings	Exercises	Expirations	Ending Balance
Warrant liability	$—	$17,806	$(4,269)	$—	$—	$13,537

Note 9: Stock Option Plan and Inducement Grants

2016 Stock Plan

During the six months ended June 30, 2018, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.

Inducement Grants

In May 2018, the Company awarded nonstatutory stock options to purchase an aggregate of 100,500 shares of common stock to newly-hired employees, not previously employees or directors of the Company, as inducements material to the individuals’ entering into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4) (the “Inducement Grants”). The Inducement Grants have a grant date of May 31, 2018 and an exercise price of $3.15 per share. The Inducement Grants were awarded outside of the Company’s 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with the Company’s 2016 Plan and vest over three years, with one-third of the award vesting on each annual anniversary of the employee’s employment commencement date, subject to the employee’s continued service as an employee through the vesting period.

Stock Compensation Expense

During the three and six months ended June 30, 2018, the Company recorded employee share-based compensation expense of $546 and $1,433, respectively. During the three and six months ended June 30, 2017, the Company recorded employee share-based compensation expense of $883 and $2,135, respectively. Total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$283	$430	$703	$826
General and administrative	263	453	730	1,309
	$546	$883	$1,433	$2,135

Stock option activity for the six months ended June 30, 2018 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	1,399,484	$7.17
Options granted	578,862	3.09
Options forfeited	(156,670)	9.55
Options exercised	(35,034)	1.21
Options outstanding as of June 30, 2018	1,786,642	$5.75	8.70	$156

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

As of June 30, 2018, there were a total of 1,786,642 stock options outstanding, including 100,500 inducement grants awarded in May 2018. In addition, there were 651,269 shares available for future issuance under the 2016 Plan as of June 30, 2018.

Note 10: Related Party Transactions

Members of the Company’s board of directors held 1,585,916 shares of the Company’s common stock as of June 30, 2018 and December 31, 2017, respectively.

In June 2017, G. Kelly Martin was appointed as the Company’s Interim Chief Executive Officer before being named as the Company’s Chief Executive Officer in April 2018. Mr. Martin continues to serve as a member of the Company’s board of directors and previously served as chief executive officer of Malin Corporation plc, the parent company of Malin Life Sciences Holdings Limited (“Malin”), a greater than 10% stockholder of the Company, until October 1, 2017. Mr. Martin did not receive any additional compensation for his service as the Company’s Chief Executive Officer during the six months ended June 30, 2018. Subsequent to June 30, 2018, the Company and Mr. Martin entered into an employment agreement. See Note 11—Subsequent Events for further details.

Two of the Company’s directors are also affiliated with Malin, including Sean Murphy, who is an executive officer and director of Malin and is an executive vice president of Malin Corporation plc, and Robert A. Ingram, who was a director of Malin Corporation plc until July 2018.

During the three and six months ended June 30, 2018, the Company incurred costs of $172 and $370, respectively, in relation to a development and manufacturing consulting agreement with Cilatus BioPharma AG, which is majority-owned by Malin Corporation plc, a related party of the Company. These costs are expensed as incurred and are classified as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Aggregate estimated fees under the current statements of work are $418, which are expected to be incurred throughout 2018.

Note 11: Subsequent Events

Performance Plan

On August 2, 2018, the Company’s board of directors approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan (the “Performance Plan”). The Performance Plan was effective immediately upon approval and expires on March 1, 2022. The Performance Plan covers all employees, including the Company’s executive officers, consultants and other persons deemed eligible by the Company’s compensation committee. The core underlying metric of the Performance Plan is the achievement of two share price goals for the Company’s common stock, which if achieved, would represent measurable increases in stockholder value.

The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of the Company’s common stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will, if achieved, trigger a distinct fixed bonus pool. The share price target for the first tranche and related bonus pool are $11.17 per share and $25,000, respectively. The share price target for the second tranche and related bonus pool are $25.45 per share and $50,000, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if the Company does not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid.

The Performance Plan provides for the distinct fixed bonus pools to be paid in the form of cash. However, the compensation committee has discretion to pay any bonus due under the Performance Plan in the form of cash, shares of the Company’s common stock or a combination thereof, provided that the Company’s board of directors and stockholders have approved the reservation of shares of the Company’s common stock for such payment. The share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications, or similar events. In addition, in the event of a change in control, a pro-rata amount will be paid to participants.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(dollar values in thousands, except per share data)

Employment Arrangement with G. Kelly Martin

On August 8, 2018, the Company entered into an employment agreement with G. Kelly Martin (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Martin serves as the Company’s Chief Executive Officer, receives an annual base salary of $480 and is entitled to reimbursement of certain expenses. The Employment Agreement also provides Mr. Martin with eligibility to participate in standard benefit plans. In addition, the Employment Agreement provides for (i) a signing bonus of $560 to be paid in a lump-sum payment following the effective date of the Employment Agreement; (ii) 1,000,000 stock appreciation rights (“SARs”) that are intended to be settled in shares, subject to stockholder approval; if such approval is not obtained, the Company will pay Mr. Martin the cash equivalent to the value of the SARs; and (iii) minimum bonus awards under the Performance Plan for each distinct tranche contingent upon achievement of the tranche specific share price targets, along with the possibility of discretionary awards under the Performance Plan if the tranche specific share price targets are achieved.

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

These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•

We will need substantial additional funding and as of June 30, 2018, we had an accumulated deficit of $172.4 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or eventual commercialization efforts.

•

We may rely on strategic relationships for the further development and commercialization of product candidates and if we are unable to enter into such relationships on favorable terms or at all, or if such relationships are unsuccessful, we may be unable to realize the potential economic benefit of those product candidates.

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

•

SB204’s potential development and strategic path forward requires regulatory clarity and, depending on the feedback we receive, we may not be able to achieve the objectives described in the section entitled “Overview—Key Product Candidate Development Updates” below, including our ability to achieve a desirable business structure and funding necessary for the advancement of SB204. Further, the results of any further SB204 development activities may not be sufficient to support an NDA submission for SB204, or regulatory approval of SB204.

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

Overview

We are a clinical development-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring antiviral and immunomodulatory mechanisms of action to treat dermatological and oncovirus-mediated diseases. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a technology platform with the potential to generate differentiated clinical product candidates.

The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of new chemical entities, or NCEs, and our topical formulation science, both of which we use to tune our product candidates for specific indications for specific diseases. Our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in an array of diseases.

We are advancing clinical-stage development programs in the field of dermatology and are conducting early stage preclinical work in the area of oncovirus-mediated diseases. The current portfolio of clinical-stage development programs in the dermatology field includes SB206, SB414, SB204 and SB208. We intend to advance our clinical-stage drug candidates with anti-acne (SB204) and antifungal (SB208) applications through partnerships, collaborations or other strategic relationships or constructs.

Our near-term and ongoing development activities in our antiviral (SB206) and anti-inflammatory (SB414) programs remain the current programmatic focus and commitment in terms of resources and existing capital. Further advancement of the SB206 and SB414 development programs is dependent upon our ability to access additional capital from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through equity or debt financings. SB206 has completed Phase 2 development for treatment of external genital warts and a Phase 2 trial is currently ongoing for the treatment of molluscum contagiosum, or molluscum. SB414 has completed a Phase 1b trial for the treatment of psoriasis and recently completed a Phase 1b trial for the treatment of atopic dermatitis. We expect to report data read outs from these SB414 and SB206 clinical trials during the third and fourth quarters of 2018, respectively.

Refer to the section entitled “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.

Key Product Candidate Development Updates

Below are current updates related to our product candidates and certain forthcoming milestones, goals and objectives.

•

SB206, a First-in-Class, Topical Antiviral Gel— At the end-of-Phase 2 meeting for SB206 in the external genital warts indication, we also had a constructive discussion with the FDA regarding expansion of the SB206 program into the treatment of molluscum. We believe that observational learnings from published literature with topical nitric oxide showing clinically meaningful complete clearance rates of baseline molluscum lesions, combined with our in vitro and in vivo antiviral SB206 program knowledge, provide a logical pathway for SB206 development in the molluscum indication. We submitted an investigational new drug application, or IND, to the FDA in December 2017 and initiated a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum during the first quarter of 2018. It is designed as an ascending dose trial with 64 patients per cohort (3:1 randomization between active and placebo arms) to evaluate efficacy, safety and tolerability of SB206 in patients ages 2 and up with molluscum. Top line results are targeted to be released during the fourth quarter of 2018. Pending the clinical results of this Phase 2 trial, we intend to seek regulatory input via an end-of-Phase 2 meeting with the FDA during the first half of 2019.

•

SB414, a Topical Cream for the Treatment of Inflammatory Skin Diseases—In late 2017, we initiated clinical exploration in inflammatory skin diseases through the conduct of two Phase 1b clinical trials evaluating SB414 cream for the treatment of psoriasis and atopic dermatitis. The design of these complementary trials was to evaluate the safety, tolerability and pharmacokinetics, or PK, of SB414. The trials were also designed to assess overall and specific target engagement through a reduction of key inflammatory biomarkers, also known as pharmacodynamic, or PD, assessment.

In the second quarter of 2018, we received preliminary top line results from the Phase 1b trial in patients with psoriasis. We have recently received preliminary “raw” top line data and assessments from the Phase 1b trial in patients with atopic dermatitis, and we expect receipt of the remaining data and assessments in the coming weeks. We are and will be analyzing the atopic dermatitis trial data and assessments both internally and with third party PK and PD experts. Once we have completed these analyses, we anticipate communicating full results, including PK and PD data, from both trials in the third quarter of 2018. We believe these analyses will provide a foundation for future planning regarding inflammatory skin diseases and potential pathways for advancement of the programs.

•

SB204 for the Treatment of Acne Vulgaris—We held a Type C meeting with the FDA in the second quarter of 2018. While we had expected to receive written meeting minutes within the timeframe of the FDA’s guidelines, we are still awaiting receipt of the FDA’s written feedback. We believe that having the FDA’s meeting minutes is a necessary component for the advancement of SB204 in acne, both from a business and clinical development perspective.

We are continuing our risk/benefit analysis and evaluation surrounding further investment to enable us to fully explore business structures and constructs that could provide a favorable path forward, as well as any one or more third party investors or business partners. Accordingly, we remain highly focused on evaluating various business opportunities and structures that may align with the various scenarios that could develop upon receipt of the FDA’s written minutes of our most recent meeting. Any selected business structure may include a blend of capital providers, including but not limited to, corporate and institutional investors, other strategic partners, the third party with which we entered into a non-binding term sheet in the fourth quarter of 2017, and/or a portion of our own capital. Our ability to achieve a desirable business structure continues to depend on the receipt of regulatory clarity, agreement among potential parties that the risk/benefit assessment is appropriate to move forward in development, and the availability of sufficient capital to fund the structure to advance the asset.

During the first half of 2018, we and the third party worked collaboratively to develop potential trial designs and we conducted certain manufacturing and clinical start-up preparatory activities in anticipation of commencement of programmatic next steps. The conduct of further preparatory activities, as well as further collaborative work with this third party, or any other third party, is subject to receipt of the FDA’s written feedback from our most recent meeting and our ability to enter into a business structure that enables a favorable path forward for development of SB204.

Corporate Updates

New Long-term Incentive Compensation Framework and Alignment with Stockholder Value Creation

As outlined above, our product, clinical drug and business development activities drive certain developmental timelines and strategic activities which will require successful company-wide execution in order to potentially enable value creation for our stockholders.

To accomplish the goal of value creation through asset progression, we must retain and recruit the appropriate level of employee talent best suited to accomplish these result-focused activities. As such, we have largely replaced our existing equity incentive plan with a new discrete performance-based incentive plan. We believe this new compensation arrangement directly aligns management’s execution and accountability for Company objectives with stockholder returns.

•

Performance Plan— On August 2, 2018, our board approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan, or the Performance Plan. We believe that the Performance Plan will help us attract, retain and incentivize the highly qualified resources that are and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our current practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Incentive Award Plan at the then current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment as described below) are achieved.

We intend to use the Performance Plan as the primary means of providing long-term incentive compensation to our employees. Therefore, we intend to reduce our utilization of the 2016 Incentive Award Plan and do not expect to continue our current practice of granting annual equity incentive awards to employees under the 2016 Incentive Award Plan as a form of long-term incentive compensation while the Performance Plan is effective.

The core underlying metric of the Performance Plan is the achievement of two share price goals for our common stock, which if achieved, would represent measurable increases in stockholder value. The Performance Plan is intended to align the interests of plan participants with those of our stockholders in a manner that is intended to be constructive, direct and transparent, in that if we do not achieve one or both related distinct share price targets, no portion of the potential bonus pools will be distributed.

The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of the Company’s common stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price target for the first tranche is $11.17 per share. The share price target for the second tranche is $25.45 per share. The related contingent bonus pools for the first and second tranches are $25.0 million and $50.0 million, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid.

The Performance Plan provides for the bonus pool to generally be paid in the form of cash. However, the compensation committee has discretion to pay any bonus under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, provided that our board and stockholders have approved the reservation of such shares of our common stock for such payment. The share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications, or similar events. In addition, in the event of a change in control, a pro-rata amount will be paid to participants.

The Performance Plan was effective immediately upon approval, expires on March 1, 2022, and covers all employees, including our executive officers, consultants and other persons deemed eligible by our compensation committee.

See “Item 5—Other Information” within this Form 10-Q for additional information on the Performance Plan.

•

Talent and Organization—We have continued to selectively add key talent to our organization, with a principal focus on pharmaceutical development and clinical development. We intend to continue to selectively expand our resources in a disciplined and thoughtful manner.

o

Clinical development—Elizabeth Messersmith, Ph.D. joined us in the role of Senior Vice President of Clinical Operations on May 31, 2018. Dr. Messersmith reports to Paula Brown Stafford, Chief Development Officer, and is responsible for the direction and execution of the Company’s broad and diverse clinical drug development programs.

o

Pharmaceutical development—During the first half of 2018, we have integrated the chemical and analytical pharmaceutical development, pharmaceutical manufacturing and quality control functions under the operational leadership of Dr. Carri Geer, Vice President of Pharmaceutical Development, to facilitate program integration, improved resource management and overall alignment with corporate strategy. As part of this realignment, we elevated certain key employees by placing them in several newly created positions, including Senior Director of Drug Substance Development, Director of Analytical Services and Group Leader, Analytical Development, and hired an Associate Director of Drug Product Development.

o

Executive and Corporate —In April 2018, Kelly Martin was named as our Chief Executive Officer after serving as our Chief Executive Officer in an interim capacity since June 2017. Mr. Martin has also served as a member of our board since 2015. Since June 2017, Mr. Martin has served as our Chief Executive Officer without having an employment agreement in place and without receiving any compensation for such services. Mr. Martin has only received compensation pursuant to our non-employee director compensation policy for his services as a director.

In August 2018, our board of directors and Mr. Martin established and entered into an employment agreement that includes compensatory terms for his services as our Chief Executive Officer. Like the Performance Plan, our board designed the terms of the employment agreement so that the majority of Mr. Martin’s potential compensation is aligned with and subject to the achievement of stockholder value creation through (i) participation in the Performance Plan and (ii) stock appreciation rights to be granted pursuant to our 2016 Incentive Award Plan subject to future stockholder approval. In addition, Mr. Martin will receive an annual base salary and a one-time signing bonus but will not receive an annual target cash bonus, annual equity awards or any other discretionary bonuses other than which may be granted under the Performance Plan.

See “Item 5—Other Information” within this Form 10-Q for the material terms of, and additional information on, Mr. Martin’s employment agreement.

Other corporate infrastructure talent realignments and additions include those in the following areas:

▪

Business development— Given the increased focus on potential non-dilutive business development activities around clinical-stage assets in our platform, including various geographic and indication-specific opportunities, Nathan Stasko, President and Chief Scientific Officer, and Timothy O’Sullivan, Vice President of Intellectual Capital, have been tasked with spearheading business development activities.

▪

Financial operations— We recently created and filled the position of Senior Director of Finance, Corporate Controller to supplement and support the capabilities and responsibilities of our Chief Business Officer and Chief Accounting Officer, who serve as our principal financial and accounting officers, respectively.

▪

To further strengthen the organization and heighten the importance of critical corporate functions aligned to our strategic plan, other targeted corporate infrastructure positions were created and staffed by a combination of existing and new employees with appropriate experience and expertise in their respective roles including: (i) Director of Investor Relations, Capital Sourcing and Relationships, (ii) Senior Director, Corporate Alliances and Planning, and (iii) Director of Compensation Strategy, Analysis and Programs.

Financial Overview

Since our inception in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through June 30, 2018, we have raised total equity and debt proceeds of $183.9 million to fund our operations, including $35.2 million in net proceeds from the January 2018 Offering. Other historical forms of funding have included payments received from licensing and supply arrangements, government research contracts and grants and contract development manufacturing services. We have never generated revenue from product sales and have incurred net losses in each year since inception. As of June 30, 2018, we had an accumulated deficit of $172.4 million. We incurred net losses of $7.6 million and $12.8 million during the three and six months ended June 30, 2018, respectively, and $9.8 million and $21.2 million during the three and six months ended June 30, 2017, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.

In addition, we expect that we will continue to incur substantial expenses as we continue clinical trials and preclinical studies for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result,   in addition to the proceeds that we recently received in the January 2018 Offering, we will need substantial additional funding to support our planned and future operating activities. Adequate future funding may not be available to us on acceptable terms, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. Additionally, we expect future advancement of our product candidates to occur after the formation of partnering, collaborations, licensing, grants or other strategic relationships or through equity or debt financings. Our failure to enter into such relationships, or our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. As further discussed in our condensed consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q, these matters raise substantial doubt about our ability to continue as a going concern.

Components of our Results of Operations

Revenue

License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Sato Agreement, including a non-refundable $10.8 million upfront payment received in January 2017 and a milestone payment of approximately $2.2 million that we expect to receive in the second half of 2018. This consideration is being recognized on a straight-line basis over the estimated performance period of approximately five years, from February 2017 through the first quarter of 2022. The material terms of the Sato Agreement and related revenue recognition are described within “Note 3—Collaboration Arrangements” and “Note 4—Revenue Recognition” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

We adopted the new revenue recognition standard, ASC Topic 606, which became effective January 1, 2018. See “Note 1—Organization and Significant Accounting Policies” and “Note 4—Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding adoption of the new standard.

Research and Development Expenses

Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development expenses, including those paid to third parties for which there is no alternative use, are expensed as they are incurred. Research and development expenses include:

•	external research and development expenses incurred under agreements with contract research organizations, investigative sites and consultants to conduct our clinical trials and preclinical studies;
•	costs to acquire, develop and manufacture supplies for clinical trials and preclinical studies, including fees paid to contract manufacturing organizations;
•	legal and other professional fees related to compliance with FDA requirements;
•	licensing fees and milestone payments incurred under license agreements;
•	salaries and related costs, including share-based compensation and travel expenses, for personnel in our research and development functions; and
•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, utilities, equipment and other supplies.

From inception through June 30, 2018, we have incurred approximately $126.4 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates, as well as costs incurred to generate research and development services revenue. The table below sets forth our external research and development expenses incurred for current product candidates and unallocated internal research and development expenses for the three and six months ended June 30, 2018 and 2017. All research and development salaries and related personnel costs, as well as certain manufacturing costs, facilities expenses and costs incurred to generate research and development services revenue, are included in unallocated internal research and development expenses.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
External:
SB204	$311	$2,333	$911	$5,565
SB206	958	24	2,041	(291)
SB208	(21)	183	(6)	389
SB414	826	750	1,611	1,325
Unallocated internal research and development expenses	4,102	3,672	7,954	6,920
Total research and development expenses	$6,176	$6,962	$12,511	$13,908

We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on our current clinical programs and our future pipeline development. Major clinical and preclinical development activities conducted during the three and six months ended June 30, 2018 are summarized as follows:

•

For SB204, we completed a preclinical long-term carcinogenicity study and began preparing for manufacture of clinical trial materials associated with the anticipated clinical trial program described in the preceding section entitled “Overview—Key Product Candidate Development Updates.”

•

For SB206, we commenced a Phase 2 clinical trial for the treatment of molluscum contagiosum with top line results targeted in the fourth quarter of 2018. We also conducted certain preclinical activities evaluating SB206’s potential as a therapy for HPV-associated sexually transmitted infections.

•	For SB414, we conducted and completed patient treatment in two Phase 1b clinical trials to evaluate SB414 cream for the treatment of psoriasis and atopic dermatitis.

We expect to incur substantial research and development expenses in the future as we develop our clinical product candidates and for other existing or future product candidates. In particular, with our existing capital resources, we expect to continue to incur substantial external development service provider fees and other research and development costs during the remainder of 2018 for ongoing development plan and strategic activities summarized in the “Overview” section above. In addition, the future advancement of certain product candidates is subject to our ability to identify partnerships, collaborations or other strategic relationships currently being explored.

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$649	$649	$—	*
Research and development services revenue	—	68	(68)	(100)%
Total revenue	649	717	(68)	(9)%
Operating expenses:
Research and development	6,176	6,962	(786)	(11)%
General and administrative	2,620	3,361	(741)	(22)%
Total operating expenses	8,796	10,323	(1,527)	(15)%
Operating loss	(8,147)	(9,606)	1,459	(15)%
Other income (expense), net:
Interest income	115	29	86	297%
Interest expense	(261)	(262)	1	*
Change in fair value of warrant liability	711	—	711	—
Other income, net	4	—	4	—
Total other income (expense), net	569	(233)	802	(344)%
Net loss	$(7,578)	$(9,839)	$2,261	(23)%
* Not Meaningful

Revenue

License and collaboration revenue of $0.6 million for the three months ended June 30, 2018 and 2017, represents amortization of a non-refundable upfront payment and expected milestone payment under the Sato Agreement that was entered into during the first quarter of 2017. Research and development services revenue of less than $0.1 million for the three months ended June 30, 2017, is associated with the completion of certain development services performed under the KNOW Bio Services Agreement.

Research and development expenses

Research and development expenses were $6.2 million for the three months ended June 30, 2018, compared to $7.0 million for the three months ended June 30, 2017. The decrease of $0.8 million, or 11%, was primarily due to the completion of certain clinical trials in our active development programs, including the two parallel Phase 3 pivotal trials and the long-term safety trial in the SB204 program, which resulted in a decrease of $2.0 million and the Phase 2 clinical trial for SB208, which resulted in a decrease of $0.2 million. These program costs were partially offset by an increase of $0.9 million in our SB206 program due to the commencement of a Phase 2 trial in molluscum contagiosum and an increase of $0.1 million in our SB414 development program as we advanced from start-up study activities during the three months ended June 30, 2017 to the conduct of two Phase 1b clinical trials in patients with psoriasis and atopic dermatitis during the three months ended June 30, 2018.

We also had an increase in unallocated internal research and development expenses of $0.4 million due to a $0.7 million increase in facility and manufacturing costs, which was offset by a $0.3 million decrease in research and development personnel costs. The increase of $0.7 million in facility and manufacturing costs is associated with certain activities in 2018 that focused on optimizing the quality and efficiency of our drug substance and drug product manufacturing capabilities. The $0.3 million decrease in personnel costs is due to a decrease in salaries and benefits of $0.2 million due to a reduction in research and development executive personnel since June 30, 2017 and a decrease in non-cash stock compensation expense of $0.1 million. The decrease in non-cash stock compensation expense is due to accelerated vesting of former executive personnel stock options of $0.2 million during the three months ended June 30, 2017 offset by an increase in non-cash stock compensation expense associated with awards granted to our research and development personnel of $0.1 million.

General and administrative expenses

General and administrative expenses were $2.6 million for the three months ended June 30, 2018, compared to $3.4 million for the three months ended June 30, 2017. The decrease of approximately $0.8 million, or 22%, was primarily due to a $0.4 million decrease in general and administrative personnel and related costs, a $0.2 million decrease in professional services and other administrative costs necessary to support our operations as a public company, and a $0.2 million decrease in general corporate costs.

The $0.4 million decrease in general and administrative personnel and related costs is primarily due to (i) fewer general and administrative executives in the second quarter of 2018, as compared to the second quarter of 2017, and (ii) reduced non-cash stock compensation expense. Following changes in executive management of the Company, we have fewer general and administrative executives, and therefore less associated personnel compensation costs. The decrease in non-cash stock compensation expense is due to fewer awards granted to our board of directors and general and administrative executives during the three months ended June 30, 2018.

Other income (expense), net

Other income (expense), net was $0.6 million income for the three months ended June 30, 2018, compared to $0.2 million expense for the three months ended June 30, 2017. The net income increase of approximately $0.8 million was primarily due to the change in fair value of the warrant liability of $0.7 million and an increase in interest income of $0.1 million.

Comparison of Six Months Ended June 30, 2018 and 2017

The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$1,298	$973	$325	33%
Research and development services revenue	9	68	(59)	(87)%
Total revenue	1,307	1,041	266	26%
Operating expenses:
Research and development	12,511	13,908	(1,397)	(10)%
General and administrative	5,500	7,892	(2,392)	(30)%
Total operating expenses	18,011	21,800	(3,789)	(17)%
Operating loss	(16,704)	(20,759)	4,055	(20)%
Other income (expense), net:
Interest income	159	56	103	184%
Interest expense	(523)	(524)	1	*
Change in fair value of warrant liability	4,269	—	4,269	—
Other income, net	4	5	(1)	(20)%
Total other income (expense), net	3,909	(463)	4,372	(944)%
Net loss	$(12,795)	$(21,222)	$8,427	(40)%
* Not Meaningful

Revenue

License and collaboration revenue of $1.3 million and $1.0 million for the six months ended June 30, 2018 and 2017, respectively, represents amortization of a non-refundable upfront payment and expected milestone payment under the Sato Agreement that was entered into during the first quarter of 2017. Research and development services revenue of less than $0.1 million for the six months ended June 30, 2018 and 2017, is associated with the completion of certain development services performed under the KNOW Bio Services Agreement.

Research and development expenses

Research and development expenses were $12.5 million for the six months ended June 30, 2018, compared to $13.9 million for the six months ended June 30, 2017. The decrease of $1.4 million, or 10%, was primarily due to the completion of certain clinical trials in our active development programs, including the two parallel Phase 3 pivotal trials and the long-term safety trial in the SB204 program, which resulted in a decrease of $4.6 million and the Phase 2 clinical trial for SB208, which resulted in a decrease of $0.4 million. These program costs were partially offset by an increase of $2.3 million in our SB206 program due to the commencement of a Phase 2 trial in molluscum contagiosum and an increase of $0.3 million in our SB414 development program as we advanced from preclinical and start-up study activities during the first half of 2017 to the conduct of two Phase 1b clinical trials in patients with psoriasis and atopic dermatitis during the first half of 2018.

We also had an increase in unallocated internal research and development expenses of $1.0 million due to a $1.1 million increase in facility and manufacturing costs, which was offset by a $0.1 million decrease in research and development personnel costs. The increase of $1.1 million in facility and manufacturing costs is associated with certain activities in the first half of 2018 that focused on optimizing the quality and efficiency of our drug substance and drug product manufacturing capabilities. The $0.1 million decrease in personnel costs consists of (i) a decrease in non-cash stock compensation expense of $0.1 million, (ii) a decrease of $0.1 million related to decreased executive personnel and related costs to support and administer our active development programs and (iii) an increase of $0.1 million in personnel recruiting costs to attract qualified research and development candidates. The $0.1 million decrease in non-cash stock compensation expense consists of (i) a $0.3 million increase associated with awards granted to our research and development personnel subsequent to the comparative period and (ii) a $0.4 million decrease associated with certain discrete charges during the six months ended June 30, 2017 as stock option vesting was accelerated and other stock options were forfeited upon departure of certain former research and development personnel.

General and administrative expenses

General and administrative expenses were $5.5 million for the six months ended June 30, 2018, compared to $7.9 million for the six months ended June 30, 2017. The decrease of approximately $2.4 million, or 30%, was primarily due to a $1.2 million decrease in general and administrative personnel and related costs, a $0.7 million decrease in professional services and other administrative costs necessary to support our operations as a public company, a $0.2 million decrease in market research and related costs and $0.3 million decrease in general corporate costs.

The $1.2 million decrease in general and administrative personnel and related costs is primarily due to (i) fewer general and administrative executives in the first half of 2018, as compared to the first half of 2017, and (ii) reduced non-cash stock compensation expense. Following changes in executive management of the Company, we have fewer general and administrative executives, and therefore less associated personnel compensation costs. The decrease in non-cash stock compensation expense is due to fewer awards granted to our board of directors and general and administrative executives during the six months ended June 30, 2018.

Other income (expense), net

Other income (expense), net was $3.9 million income for the six months ended June 30, 2018, compared to $0.5 million expense for the six months ended June 30, 2017. The other income increase of approximately $4.4 million was primarily due to the change in fair value of the warrant liability of $4.3 million and an increase in interest income of $0.1 million. See “Note 8—Warrants” to the accompanying unaudited condensed consolidated financial statements for further discussion of the terms and accounting treatment of the warrants.

Liquidity and Capital Resources

Since our inception through June 30, 2018, we have financed our operations primarily with $183.9 million in net proceeds from the issuance and sale of equity securities and convertible debt securities, including $35.2 million in net proceeds from the sale of common stock and accompanying warrants in the January 2018 Offering and $44.6 million in net proceeds from the sale of common stock in our 2016 initial public offering. Other historical forms of funding have included payments received from licensing and supply arrangements and government research contracts and grants. We received an upfront payment of approximately $10.8 million following the execution of the Sato Agreement in the first quarter of 2017 for the exclusive right to develop, use and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris.

As of June 30, 2018, we had $21.0 million of cash and cash equivalents. We believe that cash on hand as of June 30, 2018 will provide us with adequate liquidity to fund our planned operating needs into the late first quarter or early second quarter of 2019. As described in the section below entitled “Capital Requirements,” we have concluded that the prevailing conditions and ongoing liquidity risks we face raise substantial doubt about our ability to continue as a going concern. We anticipate that we will need substantial additional funding to continue our operating activities and make further advancements in each of our drug development programs.

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

The warrants sold in the January 2018 Offering are classified as a liability in the accompanying condensed consolidated balance sheets and the warrant liability is recorded at fair value and is re-valued each reporting period, with adjustments to fair value recognized in the condensed consolidated statements of operations and comprehensive loss. As of January 9, 2018, the date the warrants were issued, the warrants were recorded at fair value which approximated $17.8 million. The fair value of the warrants decreased to approximately $13.5 million as of June 30, 2018, which resulted in the recognition of a non-cash unrealized gain of $0.7 million and $4.3 million for the three and six months ended June 30, 2018, respectively. The decrease in the fair value of the warrant liability and the corresponding non-cash gain recognized during the six months ended June 30, 2018 is primarily due to the decrease in the market price of our underlying common stock from the date of issuance to June 30, 2018. We will continue to adjust the fair value of the warrant liability each reporting period during the remaining contractual life of the warrants and the resulting non-cash unrealized gains or losses may have a significant effect on our reported net losses in future periods. The warrants’ terms and accounting treatment are described further in “Note 8—Warrants” to the accompanying unaudited condensed consolidated financial statements.

We have not listed the warrants on an exchange but warrant holders have transacted through dealer networks within the over-the-counter (OTC) market on a sporadic basis. The transaction price range observed in the OTC market includes prices that are lower than those estimated using the valuation model that approximates a Monte Carlo simulation model, which estimated a fair value of $1.35 and $1.78 per warrant as of June 30, 2018 and January 9, 2018, respectively. Because of the limited trading volumes currently occurring in the OTC market, the published transaction prices cannot be used to estimate fair value of the warrant liability under U.S. GAAP. However, we believe the pricing disparity observed between our fair value estimate and the limited OTC market transactions indicates that the estimated fair value of the warrant liability value is subject to change in the future and may not necessarily be representative of what a warrant holder can expect to receive or an interested investor can expect to pay in the marketplace.

Facility Lease Financing

Our approximately 51,000 square foot leased facility in Morrisville, North Carolina serves as our corporate headquarters and sole research, development and manufacturing facility. We have accounted for the lease for this facility as a capitalized asset and a corresponding facility financing obligation on our condensed consolidated balance sheets. We began recognizing interest expense associated with this financing obligation in the first quarter of 2017, following completion of the build-out phase in December 2016. See “Note 1—Organization and Significant Accounting Policies” and “Note 6—Commitments and Contingencies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion of the accounting for this lease.

Cash Flows

The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
operating activities	$(16,517)	$(14,430)
investing activities	(363)	(1,143)
financing activities	35,340	29
Net increase (decrease) in cash and cash equivalents	$18,460	$(15,544)

Net Cash Used in Operating Activities

During the six months ended June 30, 2018, net cash used in operating activities was $16.5 million and consisted primarily of a net loss of $12.8 million, with adjustments for non-cash amounts related primarily to depreciation expense of $0.8 million, share-based compensation expense of $1.4 million, decrease in fair value of warrant liability of $4.3 million and a $1.8 million net decrease in other operating assets and liabilities. The net decrease in assets and liabilities was primarily due to a $0.8 million decrease in accrued compensation following the payment of annual employee bonuses in the first quarter of 2018, a $0.5 million decrease in other accrued expenses following the payment of various accrued expenses in the first half of 2018, including $0.2 million in travel costs paid to Malin, and a $1.3 million decrease in deferred revenue associated with the continued recognition of licensing revenues from the Sato Agreement during the first half of 2018. These decreases were offset by a favorable change in prepaid expenses and other current assets and accounts payable of $0.9 million.

During the six months ended June 30, 2017, net cash used in operating activities was $14.4 million and consisted primarily of a net loss of $21.2 million, with adjustments for non-cash amounts related primarily to depreciation expense of $0.6 million, share-based compensation expense of $2.1 million and a $4.0 million net increase in assets and liabilities. The net increase in assets and liabilities was primarily due to receipt of an upfront payment of $10.8 million following the execution of the Sato Agreement. This increase was partially offset by decreases in accounts payable and accrued expense balances associated with our outside research and development activities during the period, including a $3.9 million decrease in accrued outside research and development services. The decrease in payables and accruals for these services was primarily related to the completion of two identically designed Phase 3 pivotal trials in our SB204 program and the Phase 2 clinical trial in our SB206 program. In addition, we had approximately $0.7 million in accrued severance costs as of June 30, 2017.

Net Cash Used in Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $0.4 million, which related primarily to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina. In addition, we have approximately $0.3 million of purchases of property and equipment in accounts payable and accrued expenses as of June 30, 2018, which we expect to settle through cash disbursements made during the third quarter of 2018.

During the six months ended June 30, 2017, net cash used in investing activities was $1.1 million, which related to purchases of property and equipment associated with laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.

Net Cash Provided by Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $35.3 million, consisting primarily of net proceeds from the January 2018 Offering after deducting underwriting discounts and offering expenses.

During the six months ended June 30, 2017, net cash provided by financing activities was $29,000, consisting primarily of proceeds from the exercise of stock options.

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

Our primary use of cash is to fund our operating expenses, which consist principally of research and development expenditures necessary to advance our clinical-stage product candidates. Based upon our current operating plan, we anticipate our existing cash and cash equivalents are sufficient to fund our operations into the late first quarter or early second quarter of 2019. We are utilizing our existing capital resources to fund the ongoing and near-term development activities, as described in the “Overview” section above. We anticipate that we will need substantial additional funding to continue our operating activities and make further advancements in each of our drug development programs. Further advancement of these development programs is dependent upon our ability to access additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through the issuance of debt or equity securities. We may decide to revise our activities or their timing depending on the availability of additional funding, partnership opportunities and our financial priorities. We are exploring potential non-dilutive business development activities around clinical-stage assets in our platform, including various geographic and indication-specific opportunities. There can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. A failure to obtain sufficient funds on acceptable terms when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. As of June 30, 2018, we had an accumulated deficit of $172.4 million and there is substantial doubt about our ability to continue as a going concern if we do not secure adequate additional financing.

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

Contractual Obligations and Contingent Liabilities

Except for compensatory obligations described in “Note 6—Commitments and Contingencies” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no material changes during the six months ended June 30, 2018 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2018.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2018. During the six months ended June 30, 2018, there were no material changes to our critical accounting policies, except as presented below:

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

Fair Value of Warrant Liability

On January 9, 2018, we issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $4.66, which expire four years from the date of issuance. The warrants include certain provisions that provide the warrant holder with the optional right to settle any unexercised warrants for cash in the event of a fundamental transaction, as defined in the warrant agreement and associated form of warrant. Due to this provision, the warrants are recorded as a liability on our condensed consolidated balance sheet at the estimated fair value on the date of issuance and are re-valued as of each subsequent reporting period with adjustments to the fair value recognized as an unrealized gain or loss within our condensed consolidated statements of operations and comprehensive loss.

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

As of June 30, 2018, we had cash and cash equivalents of $21.0 million. We believe that an immediate one percentage point increase or decrease in interest rates would not materially affect the fair value of these cash equivalents. We do not believe that our cash and cash equivalents have significant risk of default or illiquidity and do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in fair value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.

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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.

(b) Changes in Internal Controls Over Financial Reporting

There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to putative stockholder class action lawsuits that were filed in November 2017 in the United States District Court for the Middle District of North Carolina against us and certain of our current and former directors and officers, which have been consolidated under the case name In re Novan, Inc. Securities Litigation. A lead plaintiff has been designated, and on April 30, 2018, the lead plaintiff filed a consolidated amended complaint. The consolidated amended complaint asserts claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements related to our Phase 3 clinical trials of SB204. The consolidated amended complaint seeks, among other things, an unspecified amount of compensatory damages and attorneys’ fees and costs on behalf of the putative class. On June 14, 2018, we filed a motion to dismiss the consolidated amended complaint. We believe that the claims lack merit and intend to defend the lawsuits vigorously. However, there can be no assurance that a favorable resolution will be obtained in such lawsuits, and the actual costs may be significant.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 27, 2018 or the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Pursuant to the Nasdaq inducement grant exception, during the quarter ended June 30, 2018, we issued options to purchase an aggregate of 100,500 shares of common stock to certain newly-hired employees at an exercise price of $3.15 per share. The shares underlying these option awards will be registered on a Form S-8 registration statement prior to the first vesting event applicable to each such award.

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Performance Plan

On August 2, 2018, our board approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan, or the Performance Plan. The Performance Plan was effective immediately upon approval and expires on March 1, 2022. The Performance Plan covers all employees, including executive officers, consultants and other persons deemed eligible by our compensation committee.

We believe that the Performance Plan will help us to attract, retain and incentivize the highly qualified resources that are and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our current practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Incentive Award Plan at the then current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment as described below) are achieved. We intend to use the Performance Plan as the primary means of providing long-term incentive compensation to our employees; therefore, we intend to reduce our utilization of the 2016 Incentive Award Plan and do not expect to continue our current practice of granting annual equity incentive awards to employees under the 2016 Incentive Award Plan as a form of long-term incentive compensation while the Performance Plan is effective.

The core underlying metric of the Performance Plan is the achievement of two share price goals for our common stock, which if achieved, would represent measurable increases in stockholder value. The Performance Plan is intended to align the interests of plan participants with those of our stockholders in a manner that is intended to be constructive, direct and transparent, in that if we do not achieve one or both related distinct share price targets, no portion of the potential bonus pools will be distributed to participants.

The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of the Company’s stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price targets for the first and second tranches are $11.17 per share and $25.45 per share, respectively. The bonus pools for the first and second tranche are $25.0 million and $50.0 million, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the reaminder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid.

The Performance Plan provides for each bonus pool to be paid out in cash. However, the compensation committee has discretion to pay any bonus due under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, provided that our stockholders have approved the reservation of shares of our common stock for such payment. The Performance Plan permits the compensation committee to make bonus awards subject to varying payment terms, including awards that vest and are payable immediately upon achieving an applicable share price target as well as awards that pay over an extended period (either with or without ongoing employment requirements). The Performance Plan contemplates that no bonus award payments will be delayed beyond 24 months for named executive officers or more than 12 months for all other participants.

For purposes of determining whether a share price target has been met, the share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications or similar events. In the event of a change in control, as defined in the Performance Plan, during the term of the Performance Plan, a performance bonus pool will be generated based on pro-rata progress toward achievement of the applicable share price target through the date of the change in control.

Management intends to continue to assess the facts and circumstances, in addition to its capital structure and liquidity, with regards to our potential obligations related to the Performance Plan and the likelihood of future payment. There can be no assurance that we will achieve either or both share price targets during the term of the Performance Plan, that we will have sufficient cash on hand to pay cash bonuses under the Performance Plan at the time any share price target is achieved or within the time frames described above for payment of the bonuses, or that we will receive stockholder approval to pay bonuses in shares of our common stock in lieu of some or all of such cash payment, if sought. These factors may impact our business, financial condition, ability to retain key employees and ability to obtain additional capital.

Nonetheless, we believe that an ambitious plan tied directly to realization of stockholder value will further motivate our employees to deliver measurable value to our stockholders and have a positive effect on our overall operations.

Employment Arrangement with G. Kelly Martin

Effective August 8, 2018, we entered into an employment agreement with G. Kelly Martin, or the Employment Agreement. Pursuant to the Employment Agreement, Mr. Martin will continue to serve as our Chief Executive Officer during an initial term that expires in February of 2020 and is subject to renewal by agreement of the parties at that time. Additionally, Mr. Martin will continue to serve as an executive director through the date of the 2021 annual stockholder meeting.

The Employment Agreement is designed so that the majority of Mr. Martin’s potential compensation is aligned with and subject to the achievement of stockholder value creation by providing for a grant of stock appreciation rights under our 2016 Incentive Award Plan and participation in the Performance Plan.

Mr. Martin will be granted 1.0 million stock appreciation rights, or SARs, having an exercise price equal to the greater of $3.80 per share or the fair market value of our common stock on the grant date. To the extent the share price of our common stock exceeds $3.80 per share on the grant date, upon the SARs vesting, we will provide Mr. Martin with a cash payment equal to such difference in value. The SARs will vest in full on February 1, 2020. The SARs are intended to be equity-settled, subject to stockholder approval, and if such approval is not obtained, the cash-equivalent value of the SARs will be paid to Mr. Martin on February 1, 2020 as provided in the Employment Agreement.

Additionally, the Employment Agreement establishes specified participation rights in the Company’s Performance Plan:

•

If the Performance Plan’s first share price target of $11.17 per share is achieved, Mr. Martin will receive a minimum bonus award under the Performance Plan of $5.25 million. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed.

•

If the Performance Plan’s second share price target of $25.45 per share is achieved and Mr. Martin is serving as our Chief Executive Officer, he will receive a minimum bonus award of $10.5 million or, if the Performance Plan’s second share price target of $25.45 per share is achieved and he is serving as a director but is no longer serving as our Chief Executive Officer, he will instead receive a minimum bonus award of $8.0 million. If the Performance Plan’s second share price target is not achieved or if Mr. Martin is not serving as either CEO or a director at the time the target is achieved, no bonus award will be disbursed.

In addition to the aforementioned contingent minimum bonus awards pursuant to the Performance Plan, Mr. Martin will also be eligible for additional, discretionary bonus awards under the Performance Plan from each of the fixed bonus pools, subject to the achievement of the associated share price target and the discretion of our compensation committee.

The Employment Agreement also provides for an annual base salary of $480,000, a one-time signing bonus of $560,000 to be paid in a lump-sum payment following the effective date of the Employment Agreement, and eligibility to participate in our standard benefit plans. Further, Mr. Martin is entitled to reimbursement of certain expenses, including housing near our headquarters and reasonable travel to his permanent residence.

Mr. Martin will also continue to serve as a director but will no longer receive any compensation in such capacity pursuant to our non-employee director compensation policy, as amended.

In the event of Mr. Martin’s “separation from service” by us without “cause” or by Mr. Martin for “good reason,” each as defined in the Employment Agreement, then in addition to any accrued amounts and subject to Mr. Martin timely delivering an effective release of claims in our favor, Mr. Martin will be entitled to receive (i) payment of $3.0 million, paid in substantially equal installments over 18 months in accordance with standard payroll practices and provided, that to the extent that any such cash award constitutes nonqualified deferred compensation under Section 409A, the cash payment will be paid subject to any delay required by Section 409A, and (ii) vesting of Mr. Martin’s SARs. Upon separation from service by Mr. Martin other than for good reason or due to death or disability, or by us for cause, Mr. Martin will not be entitled to any additional compensation beyond any accrued amounts.

Notwithstanding the foregoing, the Employment Agreement further provides that, in the event that the following occur (i.e. a “double trigger”):

(i)

a “change in control,” as defined in the Employment Agreement, where holders of our common stock become entitled to receive per-share consideration having a value equal to or greater than $5.00 per share in connection with the change in control, and

(ii)	Mr. Martin is separated from service by us without cause or by Mr. Martin for good reason within three months before or 12 months after a change in control,

Mr. Martin will be entitled to receive (a) payment of $3.0 million, to be paid in a lump sum as soon as practicable but in no event more than two and a half months following the later of Mr. Martin’s separation from service or consummation of a change in control, and (b) vesting of Mr. Martin’s SARs.

Item 6. Exhibits

The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	ExhibIt	Filing Date

10.1	Non-Employee Director Compensation Policy.	X

10.2	Employment Agreement, dated April 15, 2018, by and between Novan, Inc. and Jeff N. Hunter.		8-K	001-37880	10.1	April 17, 2018

10.3	Form of Employment Inducement Stock Option Agreement.	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	XBRL Instance Document.	X

101.SCH	XBRL Taxonomy Extension Schema Document.	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	XBRL Taxonomy Extension Definition Document.	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

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

Date: August 8, 2018