Form 10-Q
period 2018-09-30
Novan, Inc.
filed 2018-11-05
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large Accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

As of November 1, 2018, there were 26,056,735 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$12,173	$2,524
Prepaid expenses and other current assets	633	1,180
Total current assets	12,806	3,704
Other assets	760	806
Property and equipment, net	16,129	16,624
Total assets	$29,695	$21,134
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$386	$479
Accrued compensation	1,689	2,168
Accrued outside research and development services	1,571	1,392
Accrued legal and professional fees	305	504
Other accrued expenses	1,247	1,700
Deferred revenue, current portion	2,595	2,631
Capital lease obligation, current portion	11	11
Total current liabilities	7,804	8,885
Deferred revenue, net of current portion	4,000	5,946
Capital lease obligation, net of current portion	13	21
Warrant liability	12,073	—
Other long-term liabilities	103	—
Facility financing obligation	7,998	7,998
Total liabilities	31,991	22,850
Commitments and contingencies (Notes 2, 3, 6, 9 and 10)
Stockholders’ deficit
Preferred stock $0.0001 par value; 10,000,000 shares designated as of September 30, 2018 and December 31, 2017; 0 shares issued and outstanding as of September 30, 2018 and December 31, 2017	—	—
Common stock $0.0001 par value; 200,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 26,064,109 and 16,014,908 shares issued as of September 30, 2018 and December 31, 2017, respectively; 26,054,609 and 16,005,408 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	3	2
Additional paid-in capital	177,336	158,091
Treasury stock at cost, 9,500 shares as of September 30, 2018 and December 31, 2017	(155)	(155)
Accumulated deficit	(179,480)	(159,654)
Total stockholders’ deficit	(2,296)	(1,716)
Total liabilities and stockholders’ deficit	$29,695	$21,134

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
License and collaboration revenue	$648	$649	$1,946	$1,622
Research and development services revenue	—	218	9	286
Total revenue	648	867	1,955	1,908
Operating expenses:
Research and development	5,697	5,193	18,208	19,101
General and administrative	3,295	2,762	8,795	10,654
Total operating expenses	8,992	7,955	27,003	29,755
Operating loss	(8,344)	(7,088)	(25,048)	(27,847)
Other income (expense), net:
Interest income	83	22	242	78
Interest expense	(262)	(262)	(785)	(786)
Change in fair value of warrant liability	1,464	—	5,733	—
Other income, net	28	1	32	6
Total other income (expense), net	1,313	(239)	5,222	(702)
Net loss and comprehensive loss	$(7,031)	$(7,327)	$(19,826)	$(28,549)
Net loss per share, basic and diluted	$(0.27)	$(0.46)	$(0.77)	$(1.79)
Weighted-average common shares outstanding, basic and diluted	26,046,666	15,984,428	25,707,978	15,975,855

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flow from operating activities:
Net loss	$(19,826)	$(28,549)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,234	1,030
Share-based compensation	1,903	3,006
Loss on disposal and write-offs of property and equipment	93	6
Change in fair value of warrant liability	(5,733)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	300	488
Accounts payable	(87)	(2,077)
Accrued compensation	(479)	(110)
Accrued outside research and development services	179	(4,561)
Accrued legal and professional fees	(61)	(103)
Other accrued expenses	(463)	(19)
Deferred revenue	(1,982)	9,203
Other long-term assets and liabilities	46	(206)
Net cash used in operating activities	(24,876)	(21,892)
Cash flow from investing activities:
Purchases of property and equipment	(869)	(1,807)
Proceeds from the sale of property and equipment	41	8
Net cash used in investing activities	(828)	(1,799)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting fees and commissions	35,625	—
Payments related to public offering costs	(322)	(20)
Proceeds from exercise of stock options	58	67
Payments on capital lease obligation	(8)	(7)
Net cash provided by financing activities	35,353	40
Net increase (decrease) in cash, cash equivalents and restricted cash	9,649	(23,651)
Cash, cash equivalents and restricted cash as of beginning of period	3,063	35,150
Cash, cash equivalents and restricted cash as of end of period	$12,712	$11,499
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$84	$105
Deferred offering costs reclassified to additional paid-in capital	$431	$—
Non-cash addition to deferred offering costs	$—	$90

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$12,173	$10,960
Restricted cash included in other long-term assets	539	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$12,712	$11,499

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
Certain prior period amounts have been condensed to conform to current period presentation. As a result, deferred offering costs were condensed with prepaid expenses and other current assets. Additionally, intangible assets and restricted cash were condensed with other assets. These changes had no effect on total current assets or total assets as previously reported as of December 31, 2017. Restricted cash of $539 as of September 30, 2018 and December 31, 2017, consisted of funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company.
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
On December 30, 2015, the Company completed the distribution of 100% of the outstanding member interests of KNOW Bio, LLC (“KNOW Bio”), a former wholly owned subsidiary of the Company, to Novan’s stockholders (the “Distribution”), pursuant to which KNOW Bio became an independent privately held company. The Company does not own an equity interest in KNOW Bio, but does have variable interests in KNOW Bio through the following contractual arrangements:

•
At the time of the Distribution, the Company entered into exclusive sublicense agreements with KNOW Bio, which were amended in October 2017, as described in “Note 3—Collaboration Arrangements.” The Company’s contingent obligation to pay future milestones or royalties to the University of North Carolina at Chapel Hill (“UNC”) and other licensors, including in the event of KNOW Bio non-performance under the sublicense arrangements, creates a variable interest.

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

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

Through its portfolio of operating subsidiary companies, KNOW Bio is advancing work in nitric oxide-based therapies in fields where they have exclusive intellectual property rights. The Company determined that KNOW Bio continues to be a variable interest entity based on variable interest entity characteristics, pursuant to ASC 810-10, Consolidation. The Company concluded that it is not the primary beneficiary of KNOW Bio and, therefore, does not consolidate KNOW Bio in its condensed consolidated financial statements herein. This conclusion is based on the fact that the Company has no significant power or decision-making authority over KNOW Bio’s drug and medical device development activities, which are the activities most significantly impacting KNOW Bio’s economic performance. Under the KNOW Bio Services Agreement, the Company agreed to provide certain development and manufacturing services to KNOW Bio on commercial terms. In exchange for these services, KNOW Bio agreed to pay service fees for actual time and materials incurred by the Company on a cost-plus basis. The terms of the amendments to the exclusive sublicense agreements with KNOW Bio were evaluated by the Company, with the support of a third-party expert, and were determined to be at fair value and arms-length. As a result, the amendments did not create any ability for Novan to influence KNOW Bio’s decision-making.
The Company has no exposure to loss as a result of its involvement with KNOW Bio. The Company’s sublicense arrangement with KNOW Bio does expose the Company to potential future risk of loss, whereby the Company is obligated to pay future milestones or royalties to UNC or other licensors in the event of KNOW Bio non-performance under the sublicense arrangement; however, if KNOW Bio failed to pay these obligations, KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. See “Note 2—Research and Development Licenses” for detailed information regarding potential future milestone and royalty payments due to UNC and other licensors.  The contractual terms of the KNOW Bio Services Agreement, including upfront payment requirements, cost-plus pricing and timely payment terms, mitigate the current or potential future risk of loss to the Company for services performed under the KNOW Bio Services Agreement.
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
The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of September 30, 2018, the Company had an accumulated deficit of $179,480.

•
The Company’s primary use of cash is to fund its operating expenses, which consist principally of research and development expenditures necessary to advance its product candidates. The Company has evaluated its expected, probable future cash flow needs and has determined that it expects to incur substantial losses in the future as it conducts planned operating activities. The Company expects that the amount of cash and cash equivalents on hand as of September 30, 2018 along with the upfront payments expected from the second amendment to the Sato Agreement will be sufficient to meet its anticipated cash requirements into the late second quarter of 2019. See “Note 12—Subsequent Events” for further details regarding this amendment.

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
The Company considers the nature of the renovations and the Company’s involvement during the construction period of newly leased office space to determine if it is considered to be the owner of the construction project during the construction period. If the Company determines that it is the owner of the construction project, it is required to capitalize the fair value of the building as well as the construction costs incurred, including capitalized interest, on its consolidated balance sheet along with a corresponding financing liability (“build-to-suit accounting”). Upon completion of the construction of the facility under a build-to-suit lease, the Company assesses whether the circumstances qualify for sales recognition under the sale-leaseback accounting guidance. If the lease meets the sale-leaseback criteria, the Company will remove the asset and related financial obligation from the balance sheet and evaluate the lease for treatment as a capital or operating lease. If upon completion of construction, the project does not meet the sale-leaseback criteria, the leased property will be treated as an asset financing for financial reporting

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

purposes. The portion of the facility financing obligation representing the principal that will be repaid in the next 12 months will be classified as a current liability in the condensed consolidated balance sheets, with the remaining portion of the obligation classified as a noncurrent liability. See “Note 6—Commitments and Contingencies” for further discussion of the Company’s application of this guidance related to the Company’s primary facility lease.
Deferred Offering Costs
Deferred offering costs are included in prepaid expenses and other current assets on the accompanying condensed consolidated balance sheets and consist of legal, accounting, filing and other fees directly related to offerings or the Company’s shelf registration. These costs are offset against proceeds from each offering as applicable. Offering costs incurred prior to the completion of an offering are initially capitalized as assets, evaluated each period for likelihood of completion and subsequently reclassified to additional paid-in capital upon completion of the offering. Deferred costs associated with the shelf registration will be reclassified to additional paid-in capital on a pro-rata basis in the event the Company completes an offering under the shelf registration, with any remaining deferred offering costs charged to general and administrative expense at the end of the three-year life of the shelf registration.
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
See “Note 4—Revenue Recognition” for further information and accounting considerations related to revenue recognition, including revenue recognition pertaining to licensing arrangements.
Research and Development Expenses
Research and development expenses include all direct and indirect development costs incurred for the development of the Company’s drug candidates. These expenses include salaries and related costs, including share-based compensation and travel costs for research and development personnel, allocated facility costs, laboratory and manufacturing materials and supplies, consulting fees, product development, preclinical studies, clinical trial costs, licensing fees and milestone payments under license agreements and other fees and costs related to the development of drug candidates. The cost of tangible and intangible assets that are acquired for use on a particular research and development project, have no alternative future uses, and are not required to be capitalized in accordance with the Company’s capitalization policy, are expensed as research and development costs as incurred.
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
Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts payable and accrued liabilities as of September 30, 2018 and December 31, 2017 approximated their fair values due to the short-term nature of these items.
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
Equity-Based Awards
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

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

Liability-Based Awards
Stock appreciation rights (“SARs”) that include cash settlement features, such as those described in “Note 9—Share-Based Compensation,” are accounted for as liability-based awards pursuant to ASC 718 Share Based Payments. The fair value of such SARs is estimated using a Black-Scholes option-pricing model on each financial reporting date using expected volatility, risk-free interest rate, expected life and fair value per share assumptions.
The fair value of obligations under the Tangible Stockholder Return Plan are estimated using a Monte Carlo simulation approach. The Company’s common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. See additional description of the accounting treatment of the Tangible Stockholder Return Plan in “Note 10—Tangible Stockholder Return Plan.”
The fair value of each liability award is estimated with a valuation model that uses certain assumptions, such as the award date, expected volatility, risk-free interest rate, expected life of the award and fair value per share assumptions. Due to limited historical data, the Company estimates stock price volatility based on the actual volatility of comparable publicly traded companies over the expected term. In evaluating similarity, the Company considered factors such as industry, stage of life cycle, financial leverage, size and risk profile. The expected term for liability-based awards is the estimated contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the award.
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
The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2018 and 2017 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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
The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. As of September 30, 2018 and December 31, 2017, the Company accrued no interest or penalties related to uncertain tax positions.
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and nine months ended September 30, 2018 and 2017 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	September 30,
	2018	2017
Warrants to purchase common stock associated with January 2018 public offering (Note 8)	10,000,000	—
Stock options outstanding under the 2008 and 2016 Plans (Note 9)	1,626,488	1,333,153
Inducement options outstanding (Note 9)	100,500	—
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
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $648 and $1,946 during the three and nine months ended September 30, 2018, respectively, and $649 and $1,622 during the three and nine months ended September 30, 2017, respectively. During the three and nine months ended September 30, 2018, substantially all revenue was generated from the Company’s licensing partner in Japan. During the three and nine months ended September 30, 2017, approximately 75% and 85% of total revenue was generated from its licensing partner, respectively.
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

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

Adoption of the revenue recognition standard impacted previously reported results as follows:
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Reported	Adjustments	As Adjusted	As Reported	Adjustments	As Adjusted
License and collaboration revenue	$532	$117	$649	$1,233	$389	$1,622
Research and development services revenue	218	—	218	286	—	286
Total revenue	750	117	867	1,519	389	1,908
Operating expenses:
Research and development	5,193	—	5,193	19,101	—	19,101
General and administrative	2,762	—	2,762	10,654	—	10,654
Total operating expenses	7,955	—	7,955	29,755	—	29,755
Operating loss	(7,205)	117	(7,088)	(28,236)	389	(27,847)
Other expense, net	(239)	—	(239)	(702)	—	(702)
Net loss and comprehensive loss	$(7,444)	$117	$(7,327)	$(28,938)	$389	$(28,549)
Net loss per share, basic and diluted	$(0.47)	$0.01	$(0.46)	$(1.81)	$0.02	$(1.79)
Weighted-average common shares outstanding, basic and diluted	15,984,428	—	15,984,428	15,975,855	—	15,975,855
Condensed Consolidated Balance Sheets

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Deferred revenue, current portion	$2,164	$467	$2,631
Deferred revenue, net of current portion	6,919	(973)	5,946
Accumulated deficit	(160,160)	506	(159,654)
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
Accounting Pronouncements Being Evaluated
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to provide expanded or clarifying guidance associated with the application of certain principles. These ASUs are effective for annual reporting periods beginning after December 15, 2018 and early adoption is permitted. We expect to elect the “package of practical expedients,” which permits us to forgo reassessment of our prior conclusions about lease identification, lease classification and initial direct costs for leases entered into prior to the effective date. Additionally, we expect to elect the practical expedient to not provide comparative reporting periods and therefore financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The Company has been reviewing all material leases, the ASU practical expedient guidelines, current accounting policy elections, and evaluating the impact of the adoption of these ASUs on its condensed consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is intended to improve the effectiveness of disclosure requirements on fair value measurements in Topic 820. The new standard modifies certain disclosure requirements and will be effective for annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.
In October 2018, the FASB issues ASU No. 2018-17 Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This guidance is intended to improve the accounting for variable interest entities and whether the entity should be consolidated. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.
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
UNC License Agreement
The Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended, (the “UNC Agreement”) provides the Company with an exclusive license to issued patents and pending applications directed to the Company’s library of Nitricil compounds, including patents issued in the U.S., Japan and Australia, with claims intended to cover NVN1000, the new chemical entity (“NCE”) for the Company’s current product candidates. The UNC Agreement requires the Company to pay UNC up to $425 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees, KNOW Bio and Sato, as described further in “Note 3—Collaboration Arrangements.” Additionally, the Company made a payment to UNC in February 2017 representing the portion of the upfront payment under the Sato Agreement that was estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato. See “Note 3—Collaboration Arrangements” for the Company’s accounting for this February 2017 payment.
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
Sublicense of UNC and other third-party intellectual property to KNOW Bio.  The Company also granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the U.S. and foreign patents and patent applications exclusively licensed to the Company from UNC and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology (the “KNOW Bio Sublicense Agreements”). Under the exclusive sublicense to the UNC patents and applications, KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, the Company is obligated to pay UNC any future milestones or royalties in the event of KNOW Bio non-performance under the sublicense arrangement. In such an event, KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the three and nine months ended September 30, 2018 and 2017.

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

(ii)
For products that incorporate a certain nitric oxide-releasing composition specified in the KNOW Bio Amendments and (i) are covered by KNOW Bio patents or (ii) materially use or incorporate know-how of KNOW Bio or the Company related to such composition that is created during the three years immediately following the execution date of the Original KNOW Bio Agreements (“Covered Products”), the Company must make the following payments to KNOW Bio:

◦	A milestone payment upon the first time each Covered Product is approved by the U.S. Food and Drug Administration (“FDA”) for marketing in the Oncovirus Field;

◦
A royalty in the low single digits on net sales of Covered Products in the Oncovirus Field until the later of the expiration of the KNOW Bio patents covering the applicable Covered Product or the expiration of regulatory exclusivity on the applicable Covered Product; and

◦
In the event the Company sublicenses the rights to a Covered Product to a third party in the Oncovirus Field, the Company must pay KNOW Bio a low double-digit percentage of any clinical development or new drug application approval milestones the Company receives from the sublicensee for the Covered Product in the Oncovirus Field.

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
In exchange for the licenses granted to Sato under the Sato Agreement, Sato agreed to pay the Company an upfront payment, as well as additional milestone payments upon achievement of various future development, regulatory and commercial milestones. Pursuant to the terms of the Sato Agreement, Sato was required to pay the Company an upfront payment of 1.25 billion Japanese Yen (“JPY”), which the Company received in January 2017 in the amount of $10,813 when converted to U.S. Dollars (“USD”). Sato is also required to pay the Company an aggregate of 2.75 billion JPY upon the achievement of various development and regulatory milestones, including a milestone payment of 0.25 billion JPY (approximately $2,162 USD) upon Sato’s initiation of a Phase 1 trial in Japan. Sato also agreed to pay the Company up to an aggregate of 0.9 billion JPY in milestone payments upon the achievement of various commercial milestones. Sato must also pay the Company a royalty equal to a mid-single digit percentage of net sales of licensed products in the licensed territory, subject to a reduction in the royalty payments in certain circumstances.
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
See “Note 12—Subsequent Events” regarding a second amendment to the Sato Agreement entered into during October 2018 which modified certain of the terms of the Sato Agreement as described herein.
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
The Company concluded that the non-refundable upfront payment of 1.25 billion JPY ($10,813 USD) is the only fixed consideration component of the agreement. The only portion of the variable consideration that is probable of not resulting in a significant revenue reversal as of September 30, 2018, is a 0.25 billion JPY (approximately $2,162 USD) milestone related to initiation of a Phase 1 trial in Japan. This milestone was achieved during the third quarter of 2018 and the Company expects to receive the corresponding payment in the fourth quarter of 2018. These two consideration amounts are allocated to the single performance obligation. No other variable consideration under the Sato Agreement is probable as of September 30, 2018 of not resulting in a significant revenue reversal and, therefore, is currently fully constrained and excluded from the transaction price. See “Note 12—Subsequent Events” for details regarding a second amendment to the Sato Agreement entered into during

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

October 2018, which includes an additional upfront payment and adjusts future potential development and regulatory milestone payments.
The Company evaluated the timing of delivery for each of the obligations and concluded that a time-based input method is most appropriate because Sato is accessing and benefitting from the intellectual property and technology (the predominant items of the combined performance obligation) ratably over the duration of Sato’s estimated development period in Japan. Although the Company concluded that the intellectual property is functional rather than symbolic, the services provided under the performance obligation are provided over time. Therefore, the allocated transaction price will be recognized using a time-based input method that results in straight-line recognition over the Company’s performance period, currently estimated to be approximately 5 years, starting in February 2017 and completing in the first quarter of 2022. Pursuant to the terms of the Sato Agreement, the Company and Sato are advancing SB204 development for the Japan territory and the parties are working collaboratively to reach agreement with respect to the Japan territory development plan, including a corresponding timeline and estimated duration for the development program in whole. The Company notes that it monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. Therefore, if the duration of the development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
The Company has recorded the transaction price, including the upfront payment received and the unconstrained variable consideration, as deferred revenue that initially totaled $10,813 (comprised of (i) an initial contract liability of $12,975 and net of (ii) a contract asset associated with the Phase 1 trial initiation milestone payment of $2,162) and is amortizing this deferred revenue over the estimated performance period.
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
During the three and nine months ended September 30, 2018, the Company recognized $648 and $1,946, respectively, in license and collaboration revenue under this agreement, all of which was previously included in deferred revenue at the beginning of the respective period. During the three and nine months ended September 30, 2017, the Company recognized license and collaboration revenue of $649 and $1,622, respectively. The deferred revenue balance under the Sato Agreement as of September 30, 2018 was $6,595, including $2,595 and $4,000 in current and non-current deferred revenue, respectively. The deferred revenue balance under the Sato Agreement as of December 31, 2017, as adjusted, was $8,541, including $2,595 and $5,946 in current and non-current deferred revenue, respectively. The change in the deferred revenue balances during the nine months ended September 30, 2018 was associated with the continued amortization of deferred revenue and recognition of license and collaboration revenue associated with the Company’s performance during the period.
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

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

•
The intellectual property rights granted to Sato under the Sato Agreement include certain intellectual property rights which the Company has licensed from UNC. Under the Company’s license agreement with UNC described in “Note 2—Research and Development Licenses,” the Company is obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, the Company made a payment to UNC in February 2017 representing the portion of the Sato upfront payment that was estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.

Performance Obligations under the Sato Agreement
The amount of existing performance obligations under long-term contracts unsatisfied as of September 30, 2018 was $6,595. The Company expects to recognize approximately 39% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Sato Agreement (0.9 billion JPY), as well as percentage-based royalty payments in the Sato Agreement that are contingent upon future sales. See “Note 12—Subsequent Events” for details regarding a second amendment to the Sato Agreement entered into during October 2018, which includes additional sales-based milestone payments.
No revenue was recognized during the nine months ended September 30, 2018 associated with adjustments to the estimated performance period or the measure of progress.
Revenue Recognition—Research and Development Services to KNOW Bio
As described in “Note 1—Organization and Significant Accounting Policies,” the Company entered the KNOW Bio Services Agreement during 2017 and provided research and development services on a fee-for-service basis. After assessing revenue according to the five-step model of ASC 606, the Company determined that contract research and development services revenue should be recognized in the period in which the services are performed. During the nine months ended September 30, 2018, the Company recognized $9 in research and development services revenue for services performed under the KNOW Bio Services Agreement. There was no research and development services revenue recognized during the three months ended September 30, 2018.
Note 5: Property and Equipment, Net
Property and equipment consisted of the following:

	September 30, 2018	December 31, 2017
Computer equipment	$577	$529
Furniture and fixtures	312	354
Laboratory equipment	7,268	6,819
Office equipment	400	400
Building related to facility lease obligation	10,557	10,557
Leasehold improvements	1,186	1,000
Property and equipment, gross	20,300	19,659
Less: Accumulated depreciation and amortization	(4,171)	(3,035)
Total property and equipment, net	$16,129	$16,624
Depreciation and amortization expense was $425 and $1,234 for the three and nine months ended September 30, 2018, respectively, and $391 and $1,030 for the three and nine months ended September 30, 2017, respectively.

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
The Company has recorded an asset related to the building and construction costs within property and equipment of $10,557 as of September 30, 2018. The non-current facility lease obligation on the Company’s condensed consolidated balance sheet was $7,998 as of September 30, 2018 and December 31, 2017. During the three and nine months ended September 30, 2018, the Company recognized interest expense of $261 and $783, respectively, including $41 of accrued interest included in other accrued expenses as of September 30, 2018
Rent expense associated with the primary facility lease, comprised of monthly grounds rent and common area maintenance costs, was $89 and $220 for the three and nine months ended September 30, 2018, respectively, and $94 and $260 for the three and nine months ended September 30, 2017, respectively.
In May 2018, the Company entered into a sublease agreement under the Primary Facility Lease whereby the Company is the lessor and is subleasing approximately 6,400 square feet of office space to a third party at its leased headquarters facility in Morrisville, North Carolina. The sublease will expire in July 2021, unless sooner terminated in accordance with the provisions of the sublease. If for any reason, the lease between the Company and its landlord is terminated, the sublease will simultaneously terminate. The annual rent payments due to the Company, beginning August 2018, are approximately $141 per year, subject to a three percent increase annually over the term of the sublease agreement.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of September 30, 2018.
See “Note 10—Tangible Stockholder Return Plan” regarding the Tangible Stockholder Return Plan adopted in August 2018.

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
Compensatory Obligations
In conjunction with the departures of three former Company officers in 2018 and 2017, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized combined severance expense of $0 and $332 during the three and nine months ended September 30, 2018 and $0 and $793 during the three and nine months ended September 30, 2017, respectively. The accrued severance obligation in respect of the three former officers was fully paid as of September 30, 2018. The Company also recognized non-cash stock compensation expense of $0 and $212 during the three and nine months ended September 30, 2018, and $0 and $374 during the three and nine months ended September 30, 2017, respectively, related to the accelerated vesting of the former officers’ stock options.
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
Preferred Stock
The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of September 30, 2018 and December 31, 2017.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

Common Stock
Authorized, Issued and Outstanding Common Shares
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of September 30, 2018 and December 31, 2017. There were 26,054,609 and 16,005,408 shares of voting common stock outstanding as of September 30, 2018 and December 31, 2017, respectively. The following table summarizes stockholders’ equity activity for the nine months ended September 30, 2018:

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ deficit
Balance as of December 31, 2017	16,005,408	$2	$158,091	$(155)	$(159,654)	$(1,716)
Share-based compensation	—	—	1,800	—	—	1,800
Common stock issued in January 2018 Offering, net of underwriting discounts, commissions and offering costs	10,000,000	1	17,387	—	—	17,388
Exercise of stock options	49,201	—	58	—	—	58
Net loss	—	—	—	—	(19,826)	(19,826)
Balance as of September 30, 2018	26,054,609	$3	$177,336	$(155)	$(179,480)	$(2,296)
 The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2018	December 31, 2017
Outstanding stock options (Note 9)	1,726,988	1,399,484
Warrants to purchase common stock issued in January 2018 Offering (Note 8)	10,000,000	—
For possible future issuance under 2016 Stock Plan (Note 9)	665,764	1,023,378
	12,392,752	2,422,862
Note 8: Warrants
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the fair value measurements policy described in “Note 1—Organization and Significant Accounting Policies.” This determination requires significant judgments to be made.
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
There were no exercises of warrants during the nine months ended September 30, 2018. The following table presents the Company’s warrant liability measured at fair value on a recurring basis as of September 30, 2018:

	September 30, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$12,073	$12,073
Total liabilities at fair value	$—	$—	$12,073	$12,073
The fair value of the common stock warrants is estimated using a valuation model that approximates a Monte Carlo simulation model, which takes into consideration the probability of a fundamental transaction occurring during the contractual term of the warrants. This valuation model, which includes inputs classified as Level 3 in the fair value hierarchy, estimated a fair value of $1.21 and $1.78 per common stock warrant as of September 30, 2018 and January 9, 2018 (the date of issuance), respectively. The inputs to the valuation model that approximates a Monte Carlo simulation model are presented below.

	September 30, 2018	January 9, 2018
Estimated dividend yield	—	—
Expected volatility	79.16%-100%	75.66%-100%
Risk-free interest rate	2.89%	2.21%
Expected term (years)	3.3	4
Fair value per share of common stock underlying the warrant	$2.79	$3.48
Warrant exercise price	$4.66	$4.66
Due to the Company’s limited historical stock price data, the Company estimates stock price volatility based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected life of the warrant.
The change in fair value of the warrants for the three and nine months ended September 30, 2018 of $1,464 and $5,733, respectively, was included as a component of other income and expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The decrease in the warrant liability and the corresponding unrealized gain recognized during the three and nine months ended September 30, 2018 is primarily due to the decrease in the market price of the Company’s underlying common stock from the date of issuance to September 30, 2018, in addition to fluctuations in the other valuation model inputs.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

The following table summarizes the change in the fair value of the warrant liability, which is valued using significant unobservable Level 3 inputs, for the nine months ended September 30, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance	Issuance	Revaluations Included In Earnings	Exercises	Expirations	Ending Balance
Warrant liability	$—	$17,806	$(5,733)	$—	$—	$12,073
Note 9: Share-Based Compensation
2016 Stock Plan
During the nine months ended September 30, 2018, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.
On August 16, 2018, the board of directors approved an amendment to the 2016 Plan, subject to stockholder approval at the Company’s 2019 annual meeting of stockholders, to increase the number of shares reserved under the 2016 Plan by 1,000,000 and to increase the award limit on the maximum aggregate number of shares of the Company’s common stock that may be granted to any one person during any calendar year from 250,000 to 1,000,000 shares of the Company’s common stock. All other material terms of the 2016 Plan otherwise remain unchanged.
Stock Appreciation Rights
On August 8, 2018, the Company entered into an employment agreement with G. Kelly Martin (the “Employment Agreement”). The Employment Agreement provided for 1,000,000 SARs granted on a contingent basis that shall be considered irrevocably forfeited and voided in full if the Company fails to obtain stockholder approval for an amendment to the 2016 Plan, described above. If such approval is not obtained, the Company will pay Mr. Martin the cash equivalent of the value of the SARs.
The SARs entitle Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of the Company’s common stock on the date of exercise less the exercise price of $3.80 per share. The SARs have an expiration date of February 1, 2020 and will vest in full on such date. The SARs will be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remains continuously employed with the Company through such date unless vesting is otherwise expressly accelerated pursuant to the SAR Agreement.
Due to the cash settlement feature of the SAR grant, subject to stockholder approval, these share-based payment awards should be classified as liabilities and the amount of compensation cost recognized must be based on the fair value of those liabilities. Therefore, the obligation is recorded as a liability on the Company’s condensed consolidated balance sheet at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period with adjustments to the fair value recognized as share-based compensation expense in the condensed consolidated statements of operations.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

The fair value of the SARs is estimated at each financial reporting date using the Black-Scholes option-pricing model, using the following assumptions:

September 30, 2018
Estimated dividend yield	—
Expected volatility	75.80%
Risk-free interest rate	2.54%
Expected term (years)	1.34
Fair value per share of common stock underlying the SAR	$2.79
SAR exercise price	$3.80
During the three and nine months ended September 30, 2018, the Company recorded employee share-based compensation expense related to the SARs of $65. In addition, the corresponding obligation is recorded within other long-term liabilities on the Company’s condensed consolidated balance sheet as of September 30, 2018.
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
Stock Compensation Expense
During the three and nine months ended September 30, 2018, the Company recorded employee share-based compensation expense for equity-based awards of $367 and $1,800, respectively. During the three and nine months ended September 30, 2017, the Company recorded employee share-based compensation expense for equity-based awards of $871 and $3,006, respectively. Total share-based compensation expense for equity-based awards included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$204	$475	$907	$1,301
General and administrative	163	396	893	1,705
	$367	$871	$1,800	$3,006

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

Stock option activity for the nine months ended September 30, 2018 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	1,399,484	$7.17
Options granted	608,862	3.08
Options forfeited	(232,157)	9.01
Options exercised	(49,201)	1.18
Options outstanding as of September 30, 2018	1,726,988	$5.65	8.1	$120
As of September 30, 2018, there were a total of 1,726,988 stock options outstanding, including 100,500 inducement grants awarded in May 2018. In addition, there were 665,764 shares available for future issuance under the 2016 Plan as of September 30, 2018.
Note 10: Tangible Stockholder Return Plan
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
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of the Company’s common stock on the Nasdaq stock exchange for a 30 consecutive trading day period) that will, if achieved, trigger a distinct fixed bonus pool. The share price target for the first tranche and related bonus pool are $11.17 per share and $25,000, respectively. The share price target for the second tranche and related bonus pool are $25.45 per share and $50,000, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if the Company does not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid.
The Performance Plan provides for the distinct fixed bonus pools to be paid in the form of cash. However, the compensation committee has discretion to pay any bonus due under the Performance Plan in the form of cash, shares of the Company’s common stock or a combination thereof, provided that the Company’s stockholders have approved the reservation of shares of the Company’s common stock for such payment.
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
The Company has concluded that the Performance Plan is within the scope of ASC 718, Compensation—Stock Compensation as the underlying plan obligations are based on the potential attainment of certain market share price targets of the Company’s common stock. Any awards under the Performance Plan would be payable, at the discretion of the Company’s compensation committee following the achievement of the applicable share price target, in cash, shares of the Company’s common stock, or a combination thereof, provided that, prior to any payment in common stock, the Company’s stockholders have approved the reservation of shares of the Company’s common stock for such payment.
ASC 718 requires that a liability-based award should be classified as a liability on the Company’s condensed consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on the Company’s condensed consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end with adjustments to the fair value recognized as share-based compensation expense within operating expenses in the condensed consolidated statements of operations.
The fair value of obligations under the Performance Plan are estimated using a Monte Carlo simulation approach. The Company’s common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the plan. The fair value of the underlying common stock is the published closing market price on the Nasdaq Global Market as of each reporting date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the plan. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the plan. The expected life of bonus awards under the Performance Plan is assumed to be equivalent to the remaining contractual term based on the estimated service period including the service inception date of the plan participants and the contractual end of the Performance Plan.
The fair value of the Performance Plan is estimated at each financial reporting date using the Monte Carlo simulation model and the following assumptions:

September 30, 2018
Estimated dividend yield	—
Expected volatility	75.80%
Risk-free interest rate	2.79%
Expected term (years)	3.58
Fair value per share of common stock underlying the Performance Plan	$2.73
During the three and nine months ended September 30, 2018, the Company recorded employee share-based compensation expense related to the Performance Plan of $38.
Note 11: Related Party Transactions
Members of the Company’s board of directors held 1,695,916 and 1,585,916 shares of the Company’s common stock as of September 30, 2018 and December 31, 2017, respectively.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

In June 2017, G. Kelly Martin was appointed as the Company’s Interim Chief Executive Officer before being named as the Company’s Chief Executive Officer in April 2018. Mr. Martin continues to serve as a member of the Company’s board of directors and previously served as chief executive officer of Malin Corporation plc, the parent company of Malin Life Sciences Holdings Limited (“Malin”), which beneficially owns approximately 10% of the Company’s outstanding common stock, until October 1, 2017. On August 8, 2018, the Company entered into the Employment Agreement with G. Kelly Martin. Pursuant to the Employment Agreement, Mr. Martin serves as the Company’s Chief Executive Officer, receives an annual base salary of $480 and is entitled to reimbursement of certain expenses. The Employment Agreement also provides Mr. Martin with eligibility to participate in standard benefit plans. In addition, the Employment Agreement provides for (i) a signing bonus of $560 which was paid in the third quarter of 2018; (ii) 1,000,000 SARs that are intended to be settled in shares, subject to stockholder approval; if such approval is not obtained, the Company will pay Mr. Martin the cash equivalent to the value of the SARs; and (iii) minimum bonus awards under the Performance Plan for each distinct tranche contingent upon achievement of the tranche specific share price targets ($5,250 of the first share price target pool; and either $10,500 or $8,000 of the second share price pool, dependent on if Mr. Martin is still in service as the Chief Executive Officer at the time the second share price target bonus amount is earned, or is no longer in service as the Chief Executive Officer but remains a director, respectively), along with the possibility of discretionary awards under the Performance Plan if the tranche specific share price targets are achieved. See “Note 9—Share-Based Compensation” and “Note 10—Tangible Stockholder Return Plan” for further information and accounting considerations related to the SARs and the Performance Plan.
During the three and nine months ended September 30, 2018, the Company incurred costs of $121 and $491, respectively, in relation to a development and manufacturing consulting agreement with Cilatus BioPharma AG, which is majority-owned by Malin Corporation plc, a related party of the Company. These costs are expensed as incurred and are classified as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Aggregate estimated fees under the current statements of work are $550, which are expected to be incurred throughout the remainder of 2018.
Note 12: Subsequent Events
Second Amendment to the Sato Agreement
On October 5, 2018, the Company and Sato entered into the second amendment (the “Sato Amendment”) to the Sato Agreement (collectively, the “Amended Sato Agreement”). The Sato Amendment expands the Sato Agreement to include SB206, the Company’s drug candidate for the treatment of viral skin infections, in addition to SB204, the Company’s drug candidate for the treatment of acne vulgaris. Under the Amended Sato Agreement, the Company has granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of its intellectual property rights, with the right to sublicense with the Company’s prior written consent, to develop, use and sell products in Japan that incorporate SB206 or SB204 in certain topical dosage forms for the treatment of viral skin infections or acne vulgaris, respectively, and to make the finished form of such products. The Company or its designated contract manufacturer will supply finished product to Sato for use in the development of SB204 and SB206 in the licensed territory. The rights granted to Sato do not include the right to manufacture the API of SB206 or SB204; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which the Company or its designated contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory.  Under the amendment, in exchange for the license rights granted to Sato, Sato agreed to pay the Company the following:

•
An upfront payment of 1.25 billion JPY, payable in installments of 0.25 billion JPY, 0.5 billion JPY and 0.5 billion JPY on October 5, 2018, February 14, 2019 and September 13, 2019, respectively. This is in addition to the 1.25 billion JPY paid on January 19, 2017 following the execution of the license agreement on January 12, 2017. On October 23, 2018, the Company received the first installment of 0.25 billion JPY (or $2,224 USD).

•	Up to an aggregate of 1.75 billion JPY (adjusted from 2.75 billion JPY in the license agreement) upon the achievement of various development and regulatory milestones.

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)

•	Up to an aggregate of 3.9 billion JPY (adjusted from 0.9 billion JPY in the license agreement) upon the achievement of various commercial milestones.

•
A tiered royalty ranging from a mid-single digit to a low-double digit percentage (adjusted from a mid-single digit percentage in the license agreement) of net sales of licensed products in the licensed territory, subject to a reduction in the royalty payments in certain circumstances.

The term of the Sato Amendment (and the period during which Sato must pay royalties under the amended license agreement) expires on the twentieth anniversary of the first commercial sale of a licensed product in the licensed field in the licensed territory. All other material terms of the license agreement remain unchanged by the Sato Amendment.
Health Decisions
On October 25, 2018, the Company announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions, Inc. (or “Health Decisions”). Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. The Company’s women’s health business unit will be led by Paula Brown Stafford, the Company’s Chief Development Officer, who also is a shareholder and serves on the board of directors of Health Decisions.

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
These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
We will need substantial additional funding and as of September 30, 2018, we had an accumulated deficit of $179.5 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or eventual commercialization efforts.

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

•
We may not be able to achieve the objectives described in the section entitled “Overview—Key Product Candidate Development Updates” below, including our ability to achieve a desirable business structure and/or funding necessary for the advancement of SB204. Further, the results of any further SB204 development activities may not be sufficient to support a new drug application, or NDA, submission for SB204, or regulatory approval of SB204.

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

•
We currently manufacture clinical trial materials internally and we intend to utilize third parties, including Orion Corporation, or Orion, to manufacture components of our clinical trial materials and, potentially, commercial supplies of any approved product candidates. If we do not have sufficient quantities of clinical trial materials at acceptable quality levels and within established timelines, it could adversely impact our development and potential future commercialization of any of our product candidates or result in our breaching our obligations to others.

•
Unexpected delays in our ability to manufacture our NVN1000 active pharmaceutical ingredient, or the associated drug product in a deliverable form, in our facility or at a third party manufacturer, for support of our development and/or commercialization activities could adversely affect our development and commercialization timelines and result in increased costs of our development programs.

•
We intend to rely on third parties to manufacture raw materials and drug product components utilized in clinical trial materials for us and parties with which we contract. Failure of those third parties to obtain approval of and maintain compliance with the FDA or comparable regulatory authorities, to provide us with sufficient quantities of raw materials and drug product components or to provide such raw materials or drug product components at acceptable quality levels or prices could adversely impact our development and potential future commercialization of any of our product candidates or result in our breaching our obligations to others.

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

•	Changes to our leadership team or operational resources could prove disruptive to our operations and have adverse consequences for our business and operating results.

•	We recently broadened the focus of our product development strategy, and there can be no guarantee that these areas of our platform will be successful or the most profitable.
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
We are advancing clinical-stage development programs in the field of dermatology through our current portfolio that includes product candidates with antiviral (SB206), anti-inflammatory (SB414), multi-factorial (SB204), and antifungal (SB208) applications. We are also conducting preclinical work on NCEs and formulations for oncovirus-mediated diseases in the women’s health field. Further advancement of these development activities is dependent upon our ability to access additional capital, which we may secure through equity or debt financings or through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships.
During 2018, we have focused existing resources and capital on the clinical advancement of our antiviral (SB206) and anti-inflammatory (SB414) product candidates. We have completed enrollment of all four cohorts in our ongoing SB206 Phase 2 trial for the treatment of molluscum contagiosum, or molluscum, and target reporting top line results from trial Cohorts 1 to 3 by mid-November 2018. Based on results of two recently completed complementary Phase 1b clinical trials with SB414 in patients with psoriasis and atopic dermatitis, we intend to evaluate further trials in inflammatory skin diseases.
Also during 2018, we pursued and recently received U.S. regulatory pathway clarity pertaining to our SB204 product candidate for the treatment of acne vulgaris. Following receipt of FDA feedback via written minutes in the third quarter, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. The FDA noted that only one additional pivotal trial in moderate-to-severe acne patients would be required for registration. We have completed our clinical development plan for this additional trial and have begun certain initial clinical start-up procedures. We plan to target trial initiation during the first half of 2019, subject to our ability to secure additional capital and/or enter into a business arrangement with one or more third parties.
We also recently created a dedicated women’s health business unit, which will leverage existing knowledge on the potential utility of nitric oxide-based products in the field of women’s health, with a focus on oncovirus-mediated diseases caused by underlying high-risk human papillomavirus, or HPV, infections. The women’s health business unit will be led by Paula Brown Stafford, our Chief Development Officer, and complemented by our academic research collaborators at University of Alabama-Birmingham and our clinical research collaborators at Health Decisions, Inc., or Health Decisions. Previously announced Phase 2 data for the treatment of external genital warts, where SB206 12% demonstrated statistically significant clearance of baseline warts and was generally well-tolerated, provide a specific late stage clinical asset that targets HPV infections.
Refer to the section entitled “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
Key Product Candidate Development Updates
Below are current updates related to our product candidates and certain forthcoming milestones, goals and objectives.

•
SB206, a First-in-Class, Topical Antiviral Gel— At the end-of-Phase 2 meeting for SB206 in the external genital warts indication, we also had a constructive discussion with the FDA regarding expansion of the SB206 program into the treatment of molluscum. Observational learnings from published literature with topical nitric oxide demonstrate clinically meaningful complete clearance rates of baseline molluscum lesions. This, combined with our in vitro and in vivo antiviral SB206 program knowledge, provided a logical pathway for SB206 development in the molluscum indication.
We submitted an investigational new drug application, or IND, to the FDA in December 2017 and initiated a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum during the first quarter of 2018. The study design is an ascending dose trial with 64 patients per cohort (3:1 randomization between active and placebo arms) to evaluate efficacy, safety and tolerability of SB206 in patients ages 2 and up with molluscum. We recently completed enrollment in all four trial cohorts. Reporting of top line results for Cohorts 1 to 3 with SB206 4%, 8% and 12% twice-daily is targeted for mid-November 2018, with Cohort 4, SB206 12% once-daily targeted to be reported in December. Pending the clinical results of this Phase 2 trial, we intend to request an end-of-Phase 2 meeting with the FDA during the first quarter of 2019 in order to discuss a potential Phase 3 development plan for molluscum.

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

We received and analyzed the preliminary top line results from these Phase 1b clinical trials during the second and third quarters of 2018. In the Phase 1b trial for mild-to-moderate atopic dermatitis, 48 adults were randomized to receive one of 2% SB414 cream, 6% SB414 cream, or vehicle, twice daily for two weeks. Biomarkers from the Th2, Th17 and Th22 inflammatory pathways known to be highly relevant and indicative of atopic dermatitis, including Interleukin-13, or IL-13, IL-4R, IL-5, IL-17A and IL-22, were downregulated after two weeks of treatment with SB414 2%, achieving statistically significant 10.5, 2.5, 7.1, 7.4 and 7.5-fold reductions over vehicle, respectively. The changes in Th2 and Th22 biomarkers and clinical efficacy assessed as the percent change in Eczema Area Severity Index scores were highly correlated in the SB414 2% group. Additionally, the proportion of patients achieving a greater than or equal to 3-point improvement on the pruritus (itch) numeric rating scale after two weeks of treatment was 71% for patients treated with SB414 2% compared to 43% for vehicle.
In the Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks. Analysis of the data revealed that various known biomarkers related to psoriasis were not downregulated after four weeks of treatment with SB414 6%.
Both doses of SB414 were safe as defined by no serious adverse events and SB414 2% was more tolerable with no patients discontinuing treatment in the trial due to application site reactions. SB414 at the 6% dose was not consistently effective in reducing biomarkers across both the atopic dermatitis and psoriasis trials. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6% in both trials. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours.
Given the successful downregulation of key biomarkers, favorable tolerability and lack of systemic exposure with SB414 2%, we intend to conduct a Phase 2 trial of SB414 as a treatment for atopic dermatitis and additional exploratory trials in other inflammatory skin diseases.

•
SB204 for the Treatment of Acne Vulgaris—We have had several interactions with the FDA over the past 12 months regarding SB204 and the acne indication. In the second quarter of 2018, we conducted a Type C meeting to further discuss the Phase 3 program with the FDA and the potential for proceeding with a more narrowly defined patient segmentation. In that meeting, our focus was centered specifically on the severe patient population. In the third quarter of 2018, the FDA provided feedback in their minutes on two paths forward for the acne indication, confirming the need for one additional pivotal trial for moderate-to-severe acne patients prior to NDA submission or, as an alternative, additional preliminary trials for a severe-only patient population.
Following receipt of FDA feedback via written minutes in the third quarter, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We have completed our clinical development plan for this additional trial and have begun certain initial clinical start-up procedures for a targeted trial initiation during the first half of 2019, subject to our ability to secure additional capital.
With our regulatory pathway and clinical development plan now finalized, we are focused on completing our plans to secure the capital needed to enable advancement of our SB204 asset. Our capital sourcing plan considers acne as a specific and singular indication as well as its incorporation into our overall clinical portfolio advancement strategy. Potential capital sources include capital markets as well as business structures and constructs with any one or more third parties that could enable execution of our clinical development path forward for SB204. As part of this planning process, we have continued discussions with the third party with which we entered into a non-binding term sheet in the fourth quarter of 2017.
Corporate Updates
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato Pharmaceutical Co., Ltd., or Sato, entered into the second amendment to the initial license agreement dated January 12, 2017. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato amendment provides Sato with the exclusive rights to also develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections in Japan. Under the terms of the Sato amendment, we will receive an upfront payment from Sato of 1.25 billion JPY (approximately $11.0 million USD) to be paid in installments over the next 12 months. As part of the revised agreement, the parties adjusted potential future development and regulatory milestone payments, added additional sales-based milestone payments and adopted a tiered royalty structure on net sales of SB204 and SB206 in Japan. While we will work closely with Sato on the progression of these assets, Sato is responsible for funding the development and commercial costs for the programs that are specific to Japan. We expect the upfront installment payments under the amended license agreement to provide funding for a portion of our 2019 operating cash needs and to have a favorable impact on our cash runway.
Advancement in Women’s Health
On October 25, 2018, we announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions. Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. Over the past twelve months, we have progressed our knowledge on the potential to utilize nitric oxide-based products in the field of women’s health, with an emphasis on oncovirus applications and our initial focus centering on persistent high-risk HPV. Central to our effort has been an ongoing, multi-year research collaboration with the University of Alabama-Birmingham studying the effects of nitric oxide-releasing compounds on HPV infections. Published clinical research on high-risk HPV infections has demonstrated a link to the development of malignant lesions and neoplasias, including female cancers in the cervix, vagina, vulva, anus and oral cavity. This foundational science advancement pairs with our previously announced Phase 2 data for the treatment of external genital warts, where SB206 12% demonstrated statistically significant clearance of baseline warts and was generally well-tolerated, provide a specific late stage clinical asset that targets HPV. We believe that our new clinical collaboration with Health Decisions and our ongoing academic research collaboration with the University of Alabama-Birmingham provides us with a differentiated opportunity for advancement in the area of women’s health.

Drug Manufacturing Agreement with Orion Pharmaceuticals
On October 15, 2018, we established a strategic alliance with Orion, a Finnish full-scale pharmaceutical company with broad experience in manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our product candidates. We plan to transfer the technology for the manufacture of SB204 and intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities.
While the initial framework of the agreement enables the manufacture of SB204, the companies plan to evaluate expanding the agreement to include other product candidates for the manufacture of clinical trial materials and, potentially, commercial quantities. Importantly, this alliance is intended to support major global markets in which we and our partners pursue regulatory approvals for our product candidates and complements our existing internal capabilities.
Resource and Compensation Alignments with Product Candidate Development Strategy
As outlined above, our product, clinical drug and business development activities drive certain developmental timelines and strategic activities which will require successful company-wide execution in order to potentially enable value creation for our stockholders. To accomplish the goal of value creation through asset progression, we have taken and will continue to take steps to align our internal resources with these results-focused activities, in addition to organizing our business in a manner that maximizes our goal-focused operating strategy. In doing so, we will continue our efforts to retain, recruit and position the appropriate levels of employee talents that are best suited to accomplish our strategy. Below are recent steps taken during the third quarter of 2018 to align resources and compensation with our operating strategy:

•
Performance Plan— In August 2018, our board of directors approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan, or the Performance Plan. We believe that the Performance Plan will help us attract, retain and incentivize the highly qualified resources that are and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our historical practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Incentive Award Plan at the then current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment as described below) are achieved.

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
The Performance Plan provides for the bonus pool to generally be paid in the form of cash. However, the compensation committee has discretion to pay any bonus award under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, provided that our board and stockholders have approved the reservation of such shares of our common stock for such payment. The share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications, or similar events. In addition, in the event of a change in control, a pro-rata amount will be paid to participants.
The Performance Plan was effective immediately upon approval, expires on March 1, 2022, and covers all employees, including our executive officers, consultants and other persons deemed eligible by our compensation committee. The Performance Plan was subsequently amended and restated to reflect minor changes in the timing for establishing minimum bonus amounts.
See “Note 10—Tangible Stockholder Return Plan” to the accompanying unaudited financial statements within this Form 10-Q for additional information on the Performance Plan. A copy of the Performance Plan, as amended and restated, is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q.

•
Compensation Arrangement with Chief Executive Officer—In August 2018, we entered into an employment agreement with G. Kelly Martin that includes compensatory terms for his services as our Chief Executive Officer. Like the Performance Plan, as described above, our board designed the terms of the employment agreement so that the majority of Mr. Martin’s potential compensation is aligned with and subject to the achievement of stockholder value creation through (i) participation in the Performance Plan and (ii) stock appreciation rights granted pursuant to our 2016 Incentive Award Plan, subject to future stockholder approval. In addition, Mr. Martin will receive an annual base salary and a one-time signing bonus but will not receive an annual target cash bonus, annual equity awards or any other discretionary bonuses other than which may be granted under the Performance Plan. A copy of Mr. Martin’s employment agreement is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Financial Overview
Since our inception in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through September 30, 2018, we have raised total equity and debt proceeds of $184.0 million to fund our operations, including $35.2 million in net proceeds from the January 2018 Offering. Other historical forms of funding have included payments received from licensing and supply arrangements, government research contracts and grants and contract development manufacturing services. We have never generated revenue from product sales and have incurred net losses in each year since inception. As of September 30, 2018, we had an accumulated deficit of $179.5 million. We incurred net losses of $7.0 million and $19.8 million during the three and nine months ended September 30, 2018, respectively, and $7.3 million and $28.5 million during the three and nine months ended September 30, 2017, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution.
We expect that we will continue to incur substantial expenses as we continue clinical trials and preclinical studies for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. As a result, in addition to the proceeds that we received in the January 2018 Offering and the payments that we expect to receive under the Sato Amendment, we will need substantial additional funding to support our planned and future operating activities. Adequate future funding may not be available to us on acceptable terms, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. Additionally, we expect future advancement of our product candidates to occur after the formation of partnering, collaborations, licensing, grants or other strategic relationships or through equity or debt financings. Our failure to enter into such relationships, or our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. As further discussed in our condensed consolidated financial statements and related footnotes included in this Quarterly Report on Form 10-Q, these matters raise substantial doubt about our ability to continue as a going concern.
Components of our Results of Operations
Revenue
License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Sato Agreement, including a non-refundable $10.8 million upfront payment received in January 2017 and a milestone payment of approximately $2.2 million that we expect to receive in the fourth quarter of 2018. This consideration is being recognized on a straight-line basis over the estimated performance period of approximately five years, from February 2017 through the first quarter of 2022. The material terms of the Sato Agreement and related revenue recognition are described within “Note 3—Collaboration Arrangements,” “Note 4—Revenue Recognition” and “Note 12—Subsequent Events” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
We adopted the new revenue recognition standard, Accounting Standards Codification, or ASC, Topic 606, which became effective January 1, 2018. See “Note 1—Organization and Significant Accounting Policies” and “Note 4—Revenue Recognition” to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for details regarding adoption of the new standard.
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
From inception through September 30, 2018, we have incurred approximately $132.1 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates, as well as costs incurred to generate research and development services revenue. The table below sets forth our external research and development expenses incurred for current product candidates and unallocated internal research and development expenses for the three and nine months ended September 30, 2018 and 2017. All research and development salaries and related personnel costs, as well as certain manufacturing costs, facilities expenses and costs incurred to generate research and development services revenue, are included in unallocated internal research and development expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
External:
SB204	$151	$1,263	$1,060	$6,828
SB206	1,998	133	4,037	(158)
SB208	—	(27)	—	362
SB414	47	317	1,658	1,642
Unallocated internal research and development expenses	3,501	3,507	11,453	10,427
Total research and development expenses	$5,697	$5,193	$18,208	$19,101
We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on our current clinical programs and our future pipeline development. Major clinical and preclinical development activities conducted during the three and nine months ended September 30, 2018 are summarized as follows:

•
For SB204, we completed a preclinical long-term carcinogenicity study and began preparing for manufacture of clinical trial materials associated with the anticipated clinical trial program described in the preceding section entitled “Overview—Key Product Candidate Development Updates.”

•
For SB206, we commenced and conducted a Phase 2 clinical trial for the treatment of molluscum contagiosum. We also conducted certain preclinical activities evaluating SB206’s potential as a therapy for HPV-associated sexually transmitted infections.

•	For SB414, we conducted and completed two Phase 1b clinical trials to evaluate SB414 cream for the treatment of psoriasis and atopic dermatitis.
We expect to incur substantial research and development expenses in the future as we develop our clinical product candidates and for other existing or future product candidates. In particular, with our existing capital resources, we expect to continue to incur substantial external development service provider fees and other research and development costs during the remainder of 2018 for ongoing development plan and strategic activities summarized in the “Overview” section above. The future advancement of our product candidates beyond the ongoing activities that are concluding in 2018 is subject to our ability to secure additional capital through equity or debt financings or through non-dilutive sources, including partnerships, collaborations or other strategic relationships currently being explored.
We may decide to revise our plans or the related timing, depending on information we learn through our research and development activities, our ability to access additional capital, our ability to enter into strategic arrangements and our financial priorities.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our current product candidates or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See the “Risk Factors” section in our Annual Report on Form 10-K filed with the SEC on March 27, 2018 and subsequent Quarterly Reports on Form 10-Q, including this Quarterly Report on Form 10-Q, for a discussion of the risks and uncertainties associated with our research and development projects.
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
We expect to continue to incur substantial general and administrative expenses during the remainder of 2018 and in fiscal year 2019 in support of our product development operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities. In addition, we expect litigation defense fees to increase during 2018 as we vigorously defend the putative stockholder class action lawsuits as described in the section entitled “Legal Proceedings” of this Quarterly Report on Form 10-Q.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) fair value adjustments to our warrant liability (ii) lease interest expense on our primary facility lease financing obligation, (iii) interest income earned on cash and cash equivalents and (iv) other miscellaneous income and expenses. We expect to continue to incur interest expense on our primary facility lease financing obligation during 2018 and through the remainder of the initial lease term that expires in 2026 and expect continued fluctuations in the fair value of the warrant liability.

Results of Operations
Comparison of Three Months Ended September 30, 2018 and 2017
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$648	$649	$(1)	—
Research and development services revenue	—	218	(218)	(100)%
Total revenue	648	867	(219)	(25)%
Operating expenses:
Research and development	5,697	5,193	504	10%
General and administrative	3,295	2,762	533	19%
Total operating expenses	8,992	7,955	1,037	13%
Operating loss	(8,344)	(7,088)	(1,256)	18%
Other income (expense), net:
Interest income	83	22	61	*
Interest expense	(262)	(262)	—	—
Change in fair value of warrant liability	1,464	—	1,464	100%
Other income, net	28	1	27	*
Total other income (expense), net	1,313	(239)	1,552	(649)%
Net loss	$(7,031)	$(7,327)	$296	(4)%
* Not Meaningful
Revenue
License and collaboration revenue of $0.6 million for the three months ended September 30, 2018 and 2017, represents amortization of a non-refundable upfront payment and expected milestone payment under the Sato Agreement that was entered into during the first quarter of 2017. Research and development services revenue of $0.2 million for the three months ended September 30, 2017, is associated with the completion of certain development services performed under the KNOW Bio Services Agreement.
Research and development expenses
Research and development expenses were $5.7 million for the three months ended September 30, 2018, compared to $5.2 million for the three months ended September 30, 2017. The increase of $0.5 million, or 10%, was due to an increase of $1.9 million in our SB206 program due to conducting a Phase 2 clinical trial in molluscum contagiosum. These program costs were partially offset by the completion of certain clinical trials in our active development programs, including the two parallel Phase 3 pivotal trials and the long-term safety trial in the SB204 program, which resulted in a decrease of $1.1 million, and two phase 1b clinical trials in our SB414 program for patients with psoriasis and atopic dermatitis, which resulted in a decrease of $0.3 million.
There was no change on a net basis in unallocated internal research and development expenses due to a $0.3 million increase in facility and manufacturing costs, which was offset by a $0.3 million decrease in research and development personnel costs. The increase of $0.3 million in facility and manufacturing costs is associated with certain activities in 2018 that focused on optimizing the quality and efficiency of our drug substance and drug product manufacturing capabilities. The $0.3 million decrease in personnel costs is due to a decrease in non-cash stock compensation expense of $0.3 million associated with the amortization of awards with lower grant-date fair values during the three months ended September 30, 2018.
General and administrative expenses
General and administrative expenses were $3.3 million for the three months ended September 30, 2018, compared to $2.8 million for the three months ended September 30, 2017. The increase of approximately $0.5 million, or 19%, was primarily due to a $0.6 million increase in general and administrative personnel and related costs and a $0.1 million decrease in market research and related costs.
The $0.6 million increase in general and administrative personnel and related costs is primarily due to (i) a one-time signing bonus of $0.6 million in accordance with the employment agreement with our chief executive officer executed in the third quarter of 2018, (ii) an increase in general and administrative personnel costs of $0.2 million and (iii) reduced non-cash stock compensation expense of $0.2 million. The decrease in non-cash stock compensation expense is due to the amortization of awards with lower grant-date fair values during the three months ended September 30, 2018.
Other income (expense), net
Other income (expense), net was $1.3 million income for the three months ended September 30, 2018, compared to $0.2 million expense for the three months ended September 30, 2017. The net income increase of approximately $1.6 million was primarily due to the change in fair value of the warrant liability of $1.5 million and an increase in interest income of $0.1 million.
Comparison of Nine Months Ended September 30, 2018 and 2017
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$1,946	$1,622	$324	20%
Research and development services revenue	9	286	(277)	(97)%
Total revenue	1,955	1,908	47	2%
Operating expenses:
Research and development	18,208	19,101	(893)	(5)%
General and administrative	8,795	10,654	(1,859)	(17)%
Total operating expenses	27,003	29,755	(2,752)	(9)%
Operating loss	(25,048)	(27,847)	2,799	(10)%
Other income (expense), net:
Interest income	242	78	164	210%
Interest expense	(785)	(786)	1	*
Change in fair value of warrant liability	5,733	—	5,733	100%
Other income, net	32	6	26	*
Total other income (expense), net	5,222	(702)	5,924	(844)%
Net loss	$(19,826)	$(28,549)	$8,723	(31)%
* Not Meaningful

Revenue
License and collaboration revenue of $1.9 million and $1.6 million for the nine months ended September 30, 2018 and 2017, respectively, represents amortization of a non-refundable upfront payment and expected milestone payment under the Sato Agreement that was entered into during the first quarter of 2017. Research and development services revenue of $0.3 million for the nine months ended September 30, 2017 is associated with the completion of certain development services performed under the KNOW Bio Services Agreement.
Research and development expenses
Research and development expenses were $18.2 million for the nine months ended September 30, 2018, compared to $19.1 million for the nine months ended September 30, 2017. The decrease of $0.9 million, or 5%, was primarily due to the completion of certain clinical trials in our active development programs, including the two parallel Phase 3 pivotal trials and the long-term safety trial in the SB204 program, which resulted in a decrease of $5.8 million and the Phase 2 clinical trial for SB208, which resulted in a decrease of $0.4 million. These program costs were partially offset by an increase of $4.2 million in our SB206 program due to conducting a Phase 2 trial in molluscum contagiosum.
We also had an increase in unallocated internal research and development expenses of $1.0 million due to a $1.4 million increase in facility and manufacturing costs, which was offset by a $0.4 million decrease in research and development personnel costs. The increase of $1.4 million in facility and manufacturing costs is associated with certain activities in 2018 that focused on optimizing the quality and efficiency of our drug substance and drug product manufacturing capabilities. The $0.4 million decrease in personnel costs consists of (i) a decrease in non-cash stock compensation expense of $0.4 million, (ii) a decrease of $0.1 million related to decreased executive personnel and related costs to support and administer our active development programs and (iii) an increase of $0.1 million in personnel recruiting costs to attract qualified research and development candidates. The $0.4 million decrease in non-cash stock compensation expense is associated with certain discrete charges during the nine months ended September 30, 2017 as stock option vesting was accelerated and other stock options were forfeited upon departure of certain former research and development personnel.
General and administrative expenses
General and administrative expenses were $8.8 million for the nine months ended September 30, 2018, compared to $10.7 million for the nine months ended September 30, 2017. The decrease of approximately $1.9 million, or 17%, was primarily due to a $0.5 million decrease in general and administrative personnel and related costs, a $0.8 million decrease in professional services and other administrative costs necessary to support our operations as a public company, a $0.3 million decrease in market research and related costs, and a $0.3 million decrease in general corporate costs.
The $0.5 million decrease in general and administrative personnel and related costs is primarily due to a decrease in non-cash stock compensation expense for equity-based awards of $0.8 million which includes $0.3 million associated with the accelerated vesting of option awards of certain former general and administrative personnel during the nine months ended September 30, 2017. The remaining decrease in non-cash stock compensation expense of $0.5 million is due to fewer awards granted to our board of directors and general and administrative personnel during the nine months ended September 30, 2018. These decreases were offset by an increase of $0.1 associated with non-cash share-based compensation expense for liability-based awards and $0.2 million related to an increase in personnel and related costs of our general and administrative personnel.
Other income (expense), net
Other income (expense), net was $5.2 million income for the nine months ended September 30, 2018, compared to $0.7 million expense for the nine months ended September 30, 2017. The other income increase of approximately $5.9 million was primarily due to the change in fair value of the warrant liability of $5.7 million and an increase in interest income of $0.2 million. See “Note 8—Warrants” to the accompanying unaudited condensed consolidated financial statements for further discussion of the terms and accounting treatment of the warrants.

Liquidity and Capital Resources
Since our inception through September 30, 2018, we have financed our operations primarily with $184.0 million in net proceeds from the issuance and sale of equity securities and convertible debt securities, including $35.2 million in net proceeds from the sale of common stock and accompanying warrants in the January 2018 Offering and $44.6 million in net proceeds from the sale of common stock in our 2016 initial public offering. Other historical forms of funding have included payments received from licensing and supply arrangements and government research contracts and grants. We received an upfront payment of approximately $10.8 million following the execution of the Sato Agreement in the first quarter of 2017 for the exclusive right to develop, use and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris. In accordance with the Sato Amendment, we will also receive an upfront payment of 1.25 billion JPY, payable in installments of 0.25 billion JPY on October 5, 2018, 0.5 billion JPY on February 14, 2019 and 0.5 billion JPY on September 13, 2019.
As of September 30, 2018, we had $12.2 million of cash and cash equivalents. We believe that cash on hand as of September 30, 2018, along with the upfront payments expected from the Sato Amendment will provide us with adequate liquidity to fund our planned operating needs into the late second quarter of 2019. As described in the section below entitled “Capital Requirements,” we have concluded that the prevailing conditions and ongoing liquidity risks we face raise substantial doubt about our ability to continue as a going concern. We anticipate that we will need substantial additional funding to continue our operating activities and make further advancements in each of our drug development programs.
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
The warrants sold in the January 2018 Offering are classified as a liability in the accompanying condensed consolidated balance sheets and the warrant liability is recorded at fair value and is re-valued each reporting period, with adjustments to fair value recognized in the condensed consolidated statements of operations and comprehensive loss. As of January 9, 2018, the date the warrants were issued, the warrants were recorded at fair value which approximated $17.8 million. The fair value of the warrants decreased to approximately $12.1 million as of September 30, 2018, which resulted in the recognition of a non-cash unrealized gain of $1.5 million and $5.7 million for the three and nine months ended September 30, 2018, respectively. The decrease in the fair value of the warrant liability and the corresponding non-cash gain recognized during the nine months ended September 30, 2018 is primarily due to the decrease in the market price of our underlying common stock from the date of issuance to September 30, 2018. We will continue to adjust the fair value of the warrant liability each reporting period during the remaining contractual life of the warrants and the resulting non-cash unrealized gains or losses may have a significant effect on our reported net losses in future periods. The warrants’ terms and accounting treatment are described further in “Note 8—Warrants” to the accompanying unaudited condensed consolidated financial statements.
We have not listed the warrants on an exchange but warrant holders have transacted through dealer networks within the over-the-counter, or OTC, market on a sporadic basis. The transaction price range observed in the OTC market includes prices that are lower than those estimated using the valuation model that approximates a Monte Carlo simulation model, which estimated a fair value of $1.21 and $1.78 per warrant as of September 30, 2018 and January 9, 2018, respectively. Because of the limited trading volumes currently occurring in the OTC market, the published transaction prices cannot be used to estimate fair value of the warrant liability under accounting principles generally accepted in the United States, or U.S. GAAP. However, we believe the pricing disparity observed between our fair value estimate and the limited OTC market transactions indicates that the estimated fair value of the warrant liability value is subject to change in the future and may not necessarily be representative of what a warrant holder can expect to receive or an interested investor can expect to pay in the marketplace.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
operating activities	$(24,876)	$(21,892)
investing activities	(828)	(1,799)
financing activities	35,353	40
Net increase (decrease) in cash and cash equivalents	$9,649	$(23,651)
Net Cash Used in Operating Activities
During the nine months ended September 30, 2018, net cash used in operating activities was $24.9 million and consisted primarily of a net loss of $19.8 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.2 million, share-based compensation expense for both equity-based and liability-based awards of $1.9 million, decrease in fair value of warrant liability of $5.7 million and a $2.5 million net decrease in other operating assets and liabilities. The net decrease in assets and liabilities was primarily due to a $0.5 million decrease in accrued compensation following the payment of annual employee bonuses in the first quarter of 2018, a $0.5 million decrease in other accrued expenses following the payment of various accrued expenses during the period, including $0.2 million in travel costs paid to Malin, and a $2.0 million decrease in deferred revenue associated with the continued recognition of licensing revenues from the Sato Agreement during 2018. These decreases were partially offset by a favorable change in prepaid expenses and other current assets and accounts payable of $0.2 million.
During the nine months ended September 30, 2017, net cash used in operating activities was $21.9 million and consisted primarily of a net loss of $28.5 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.0 million, share-based compensation expense of $3.0 million and a $2.6 million net increase in assets and liabilities. The favorable net change in assets and liabilities was primarily due to receipt of an upfront payment of $10.8 million following the execution of the Sato Agreement. This increase was partially offset by decreases in accounts payable and accrued expense balances associated with our outside research and development activities during the period, including a $4.6 million decrease in accrued outside research and development services. The decrease in payables and accruals for these services was primarily related to the completion of two identically designed Phase 3 pivotal trials in our SB204 program and the Phase 2 clinical trial in our SB206 program. In addition, we had approximately $0.5 million in accrued severance costs as of September 30, 2017.

Net Cash Used in Investing Activities
During the nine months ended September 30, 2018, net cash used in investing activities was $0.8 million, which related primarily to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina. In addition, we have approximately $0.1 million of purchases of property and equipment in accounts payable and accrued expenses as of September 30, 2018, which we expect to settle through cash disbursements made during the fourth quarter of 2018.
During the nine months ended September 30, 2017, net cash used in investing activities was $1.8 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2018, net cash provided by financing activities was $35.4 million, consisting primarily of net proceeds from the January 2018 Offering after deducting underwriting discounts and offering expenses.
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
Our primary use of cash is to fund our operating expenses, which consist principally of research and development expenditures necessary to advance our clinical-stage product candidates. Based upon our current operating plan, we anticipate our existing cash and cash equivalents, along with the upfront payments expected under the Sato Amendment are sufficient to fund our operations into the late second quarter of 2019. We are utilizing our existing capital resources to fund the ongoing and near-term development activities, as described in the “Overview” section above. We anticipate that we will need substantial additional funding to continue our operating activities and make further advancements in each of our drug development programs. Further advancement of these development programs is dependent upon our ability to access additional capital through the issuance of debt or equity securities or through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. We may decide to revise our activities or their timing depending on the availability of additional funding, partnership opportunities and our financial priorities. Throughout 2018, we have been exploring potential non-dilutive business development activities around clinical-stage assets in our platform, including various geographic and indication-specific opportunities. In October 2018, we expanded our partnership with Sato to include our topical nitric oxide-releasing product candidate SB206 for the treatment of viral skin infections including warts and molluscum contagiosum. The initial license agreement executed in January of 2017, focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment provides Sato with the exclusive rights to also develop and commercialize our SB206 and related dosage forms for the treatment of viral skin infections in Japan.
As we continue to endeavor to access additional capital, there can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. A failure to obtain sufficient funds on acceptable terms when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. As of September 30, 2018, we had an accumulated deficit of $179.5 million and there is substantial doubt about our ability to continue as a going concern if we do not secure adequate additional financing.
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

•
our ability to enter into strategic relationships for the continued development of certain product candidates and the success of those arrangements, including our ability to secure capital needed to finance and support the SB204 development necessary to achieve the objectives described in the section entitled “Overview—Key Product Candidate Development Updates” above;

•	our success in scaling our manufacturing process and in utilizing our contract manufacturing partner;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the occurrence and timing of potential development and regulatory milestones achieved by Sato, our licensee for SB204 and SB206 in Japan;

•	the terms and timing of any future collaborations, licensing, consulting or other arrangements that we may enter into;

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

Contractual Obligations and Contingent Liabilities
Except for compensatory obligations described in “Note 6—Commitments and Contingencies,” “Note 9—Share-Based Compensation” and “Note 10—Tangible Stockholder Return Plan” to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no material changes during the nine months ended September 30, 2018 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2018.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2018. During the nine months ended September 30, 2018, there were no material changes to our critical accounting policies, except as presented below:

Revenue Recognition
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, and established our revenue recognition accounting policy pursuant to this new standard. Our policy, and related significant judgments and estimates used to recognize revenue under our policy, is described in “Note 1—Organization and Significant Accounting Policies” and “Note 4—Revenue Recognition” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Tangible Stockholder Return Plan
On August 2, 2018, our board of directors approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan. The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our common stock on the Nasdaq stock exchange for a 30 consecutive trading day period) that will, if achieved, trigger a distinct fixed bonus pool. The share price target for the first tranche and related bonus pool are $11.17 per share and $25.0 million, respectively. The share price target for the second tranche and related bonus pool are $25.45 per share and $50.0 million, respectively.
We have concluded that the Performance Plan is within the scope of ASC Topic 718, Compensation—Stock Compensation as the underlying plan obligations are based on the potential attainment of certain market share price targets of our common stock. Any awards under the Performance Plan would be payable, at the discretion of our compensation committee following the achievement of the applicable share price target, in cash, shares of our common stock, or a combination thereof, provided that, prior to any payment in common stock, our stockholders have approved the reservation of shares of our common stock for such payment.
ASC 718 requires that a liability-based award should be classified as a liability on our condensed consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on our condensed consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end with adjustments to the fair value recognized as share-based compensation expense within operating expenses in the condensed consolidated statements of operations.
The fair value of obligations under the Performance Plan are estimated using a Monte Carlo simulation approach. Our common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the plan. The fair value of the underlying common stock is the published closing market price on the Nasdaq Global Market as of each reporting date. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the plan. The dividend yield percentage is zero because we do not currently pay dividends, nor do we intend to do so during the expected term of the plan. The expected life of bonus awards under the Performance Plan is assumed to be equivalent to the remaining contractual term based on the estimated service period including the service inception date of the plan participants and the contractual end of the Performance Plan.
Our estimates underlying the assumptions used in the Monte Carlo simulation valuation model are subject to risks and uncertainties and may change over time. Such changes could have a significant effect on our reported net losses in future periods. See “Note 10—Tangible Stockholder Return Plan” for the significant assumptions used in estimating the fair value of the Performance Plan and see “Note 1—Organization and Significant Accounting Policies” for our accounting policy pertaining to the fair value of financial instruments, both of which are included in the notes to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.
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
As of September 30, 2018, we had cash and cash equivalents of $12.2 million. We believe that an immediate one percentage point increase or decrease in interest rates would not materially affect the fair value of these cash equivalents. We do not believe that our cash and cash equivalents have significant risk of default or liquidity and do not expect our operating results or cash flows to be affected significantly by a sudden change in market interest rates. While we believe our cash and cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in fair value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits.
Following the execution of the Sato Agreement in January 2017 and the Sato Amendment in October 2018, we have become exposed to some degree of foreign exchange risk as a result of entering into transactions denominated in a currency other than U.S. dollars, particularly in Japanese yen. All foreign transactions settle on the applicable spot exchange basis at the time such payments are made, and all monetary balances are translated to U.S. dollars using the period-end exchange rate. A hypothetical 10% change in the exchange rate between the Japanese yen and the U.S. dollar during any of the periods presented would not have had a significant impact on our results of operations, financial position or financial performance.
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 27, 2018 or the Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2018 and August 8, 2018, respectively, except as set forth below.
In August 2018, our board approved and established the Tangible Stockholder Return Plan, a performance-based long-term incentive plan with two distinct share price targets. We may not be able to achieve the applicable targets, and even if they are achieved, we may not have the financial resources available to make the bonus payments contemplated by the plan.
On August 2, 2018, the Company’s board approved and established the Tangible Stockholder Return Plan, or the Performance Plan, which is a performance-based long-term incentive plan.
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of the Company’s stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price targets for the first and second tranches are $11.17 per share and $25.45 per share, respectively. The bonus pools for the first and second tranche are $25.0 million and $50.0 million, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid. See “Note 10—Tangible Stockholder Return Plan” for details regarding the Performance Plan.
Management intends to continue to assess the facts and circumstances, in addition to its capital structure and liquidity, with regards to our potential obligations related to the Performance Plan and the likelihood of future payment. There can be no assurance that we will achieve either or both share price targets during the term of the Performance Plan, that we will have sufficient cash on hand to pay cash bonuses under the Performance Plan at the time any share price target is achieved or within the time frames described above for payment of the bonuses, or that we will receive stockholder approval to pay bonuses in shares of our common stock in lieu of some or all of such cash payment, if sought. These factors may impact our business, financial condition, ability to retain key employees and ability to obtain additional capital. Additionally, because a minimum bonus amount will be paid on a pro-rata basis upon a change in control, the Performance Plan could increase the cost to acquire the Company and prevent or delay a change in control.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.
Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	†	Second Amendment, dated October 5, 2018 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.	X
10.2		Employment Agreement, dated August 8, 2018, by and between Novan, Inc. and G. Kelly Martin.	X
10.3		Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and G. Kelly Martin.	X
10.4		Tangible Stockholder Return Plan, dated August 2, 2018 (as amended and restated November 2, 2018).	X

31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934

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

Date: November 5, 2018