Form 10-K
period 2018-12-31
Novan, Inc.
filed 2019-03-27
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
Commission file number 001-37880
Novan, Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________________________

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
___________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐  No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $52.2 million (based on a closing price of $2.94 per share as reported by the Nasdaq Global Market on June 30, 2018).  For purposes of this calculation, shares of common stock beneficially owned by the registrant’s officers, directors and certain stockholders as of June 30, 2018 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.
The number of shares of registrant’s common stock outstanding as of March 19, 2019 was 26,069,734.
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days following the end of the registrant’s fiscal year ended December 31, 2018.

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

PART I
Item 1. Business.
Overview
We are a clinical development-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring anti-microbial and immunomodulatory mechanisms of action to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates. Novan has created a proprietary Nitricil technology platform enabling the development of new chemical entities, or NCEs, with sustained delivery of nitric oxide. To date, we have focused primarily on nitric oxide’s role in dermatological diseases, but have recently announced an expansion of the platform into the areas of women’s health and gastroenterology. This decision is based on the connection between the multi-factorial pathologies of diseases in these areas and the demonstrable anti-microbial, anti-viral and anti-inflammatory properties of Novan’s nitric oxide technology. Our goal is to create the world’s leading macro-molecular nitric oxide-based science, technology, and clinical translation company that delivers safe and efficacious therapies for patients.
Current Financial Status
As of December 31, 2018, we had cash and cash equivalents of $8.2 million and positive working capital of $0.3 million. We believe that our existing cash and cash equivalents, including an upfront installment payment which was received from our Japanese market commercial partner in March 2019, will provide us with adequate liquidity to fund our planned operating needs into May 2019, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” of this Annual Report on Form 10-K. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” of this Annual Report on Form 10-K. Therefore, we will need to secure additional capital or financing and/or delay, defer, or reduce our cash expenditures by May 2019, including those associated with our product development programs, or to dissolve and liquidate our assets or seek protection under bankruptcy laws. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders.
The Novan Nitric Oxide Platform
Nitric oxide is one of the most researched molecules in human physiology and has been extensively studied in many areas of medicine including in microbial diseases and in the modulation of inflammation. The scarcity of nitric oxide-based therapeutic products is due to the challenges associated with controlling the release of a gas, the poor stability and low storage capacity of nitric oxide-loaded molecules, the inability to target specific tissues and the toxicity of several small molecules used as carriers to store nitric oxide.
The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of NCEs, and our formulation science, both of which we use to tune our product candidates for specific indications:

(1)
Novan’s Nitricil technology enables us to store large amounts of nitric oxide gas in a stable, solid form by chemically loading it on a macromolecule, or polymer. The advantages of our proprietary Nitricil technology include tunability, stability, high storage capacity, targeted delivery and what we believe is an attractive safety profile. Our ability to select from several nitric oxide-loaded materials has created our proprietary library of Nitricil compositions, each of which possesses a unique nitric oxide release profile.

(2)
Our formulation science and expertise allow us to customize the drug delivery method for the relevant anatomical location of a variety of diseases. With our dermatological indications, the topical semi-solid formulations enable us to further tune the release of nitric oxide when applied by using proprietary combinations of inactive ingredients. This additional level of control enables us to use one NCE for multiple indications by altering the nitric oxide pharmacology with the composition of the topical formulation. This component of our nitric oxide platform creates an additional barrier to entry, which we believe positions us to prolong the period of market exclusivity for each of our product candidates.

We believe that our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in a variety of dermatology, women’s health and GI diseases.

At present, our nitric oxide platform has produced a portfolio that includes the following clinical stage dermatology product candidates.

•
SB204 is a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, a multi-factorial disease with multiple aspects of the disease pathology (anti-inflammatory and anti-bacterial) potentially treatable with SB204.

•
SB206 is a topical anti-viral gel being developed for the treatment of viral skin infections, with a current focus on the treatment of molluscum contagiosum, or molluscum, a contagious skin infection caused by the molluscipoxvirus, and external genital and perianal warts caused by human papillomavirus, or HPV.

•
SB208 is a topical broad-spectrum anti-fungal gel being developed for the treatment of fungal infections of the skin and nails, including athlete’s foot (tinea pedis) and fungal nail infections (onychomycosis).

•
SB414 is a topical cream-based product candidate being developed for the treatment of inflammatory skin diseases, with a current focus on the treatment of atopic dermatitis (a type of eczema) and psoriasis.

We presently maintain exclusive, worldwide commercial rights for all product candidates currently in our pipeline, with the exception of the rights we licensed to Sato Pharmaceutical Co., Ltd., or Sato, in January 2017 and October 2018 to develop, use and sell SB204 and SB206 in certain topical dosage forms in Japan for the treatment of acne vulgaris and viral skin infections, respectively, and to manufacture the finished form of such products following regulatory approval in Japan.
Nitric Oxide Background
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
We believe that nitric oxide has potential to be a novel anti-microbial agent due to its multiple mechanisms of action and its ability as a gas to diffuse freely through cell membranes – unlike most other pharmaceutical agents. Importantly, the pharmacologic activity of nitric oxide is such that its production is localized at or near the site of infection. Because nitric oxide is a key component of the immune system’s natural response to invading organisms, it may provide a therapeutic solution for degrading and killing microorganisms without the development of anti-microbial resistance.
Nitric oxide and its multiple mechanisms of action have wide ranging possibilities to treat human disease. We believe that our expertise at developing nitric oxide NCEs and fine tuning the formulation technology to the targeted disease separates us from other drug development companies focused in this space. Nitric oxide is a naturally occurring chemical in the human body, which enhances its safety profile. The proven anti-microbial and anti-inflammatory effects of nitric oxide, combined with its naturally strong safety profile and our ability to capture and deliver effective doses, positions Novan with the potential to bring multiple products to patients.
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

Advantages of Our Nitric Oxide Platform
We believe the Novan platform harnesses the potential of nitric oxide in a manner that leads to the creation of differentiated product candidates that address these limitations by (1) engineering tunable NCEs that store nitric oxide gas in solid form using our Nitricil technology and (2) using our formulation science to customize the drug delivery method for the anatomical location of a disease.
Our Product Candidates
We are advancing strategic development programs in the field of dermatology, with the intention of further expanding the platform into women’s health and GI therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We are utilizing our existing capital resources to fund the ongoing and near-term Phase 3 preparatory activities for our SB206 molluscum program, as described in further detail below. Advancement of our development programs beyond immediate activities is dependent upon our ability to access additional capital from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through equity or debt financings, which could result in dilution. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
Our dermatological clinical-stage product candidate pipeline is currently positioned as described in Figure 1 below.
Figure 1:
SB204, for the Treatment of Acne Vulgaris
We are developing, SB204, as a once-daily, topical monotherapy for the treatment of acne vulgaris. Acne vulgaris is the most common skin condition in the U.S., affecting approximately 40 million to 50 million Americans annually. The disease ranges in severity from mild to severe cystic acne and causes both physical and psychological effects, including permanent scarring, anxiety, depression and poor self-esteem. Acne is a multi-factorial disease with several mechanistic contributors to the disease pathology, often requiring treatments that address more than one of the major causes of acne pathogenesis. Localized nitric oxide delivery may provide anti-inflammatory and anti-bacterial activity from a single active ingredient.
We believe that acne continues to be characterized as an unmet medical need due to the difficulty of balancing efficacy, systemic safety and cutaneous tolerability, as well as the growing concerns with anti-bacterial resistance with existing therapies. In our more than 3,200-patient SB204 clinical development program, topical application of SB204 has been well-tolerated with no significant safety concerns identified. In maximal-use pharmacokinetic trials that we have conducted in adult and pediatric patients with acne vulgaris, we observed no detectable systemic exposure from SB204 following its topical application.

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
We have had several interactions with the FDA since mid-2017 regarding SB204 and the acne indication. In September 2017, we conducted a guidance meeting with the FDA to obtain clinical and regulatory guidance by reviewing the previously completed parallel Phase 3 pivotal trials in patients with moderate-to-severe acne. The FDA’s specific feedback noted that there were no additional safety requirements and that one additional pivotal trial, in moderate-to-severe acne, would be required for submission of a New Drug Application, or NDA.
In the second quarter of 2018, we conducted a Type C meeting to further discuss the Phase 3 program with the FDA and the potential for proceeding with a more narrowly defined patient segmentation. In that dialogue, our focus was centered specifically on the severe patient population. The FDA provided feedback in their minutes, received in the third quarter of 2018, on two paths forward for the acne indication, confirming the need for one additional pivotal trial for moderate-to-severe acne or, as an alternative, additional preliminary trials for a severe-only patient population.
Following receipt of FDA feedback via written minutes, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We have completed our clinical development plan for this additional trial and have conducted certain initial clinical start-up procedures for a targeted trial initiation during the second half of 2019, subject to our ability to obtain additional financing or strategic partnering.
In January 2017, we entered into a license agreement, and a related amendment, with Sato, or the Sato Agreement, whereby we licensed rights to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris. The significant terms and the related accounting considerations of the Sato Agreement are further described in the “Collaboration and Licensing Agreements” section below and in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
SB206, a Topical Anti-viral Treatment for Viral Skin Infections
We are developing SB206 as a topical anti-viral gel for the treatment of viral skin infections, with a current focus on molluscum contagiosum, a contagious skin infection caused by the molluscipoxvirus, and external genital and perianal warts caused by human papillomavirus.
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
We believe that observational learnings from an in-licensed topical nitric oxide technology study showing clinically meaningful complete clearance rates of baseline molluscum lesions, combined with our SB206 program knowledge, provided a logical pathway for SB206 development in the molluscum indication. We submitted an investigational new drug application, or IND, to the FDA in December 2017 and initiated a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum in the first quarter of 2018. The Phase 2 multi-center, randomized, double-blind, vehicle-controlled, ascending dose clinical trial evaluated the efficacy, safety and tolerability of SB206 in 256 patients, ages 2 and above, with molluscum. Patients were treated with one of three concentrations of SB206 or vehicle for up to 12 weeks. The primary endpoint is the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. We announced top-line results from this Phase 2 clinical trial in the fourth quarter of 2018. SB206 demonstrated statistically significant results in the clearance of all molluscum lesions at Week 12, with signs of efficacy evident as early as Week 2 with the 12% once-daily dose. The safety and tolerability profiles were favorable overall with no serious adverse events reported, including the most effective dose, SB206 12% once-daily.

With the full results from this Phase 2 trial made available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting and the written minutes received, we target commencing the Phase 3 development program for molluscum including two pivotal clinical trials in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm, subject to obtaining additional financing or strategic partnering. We are completing our clinical development plan for these trials, have engaged a contract research organization, or CRO, for the execution of the pivotal trials and have conducted certain clinical start-up procedures. If we initiate this program in the second quarter of 2019, we target top line results in the first half of 2020. We will need substantial additional funding by May 2019 to continue our operating activities and make further advancements in this program. Refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources” for further discussion of our current liquidity and our current and future funding needs.
External Genital Warts
Genital warts are among the world’s most common sexually transmitted diseases. Genital warts are usually flesh-colored growths that can be raised, flat or cauliflower-shaped and are typically found on the surface of the external genitalia or in and around the anus. In males, they can appear on the surface of the penis and scrotum, and in females inside the vagina or on the cervix. Genital warts carry a substantial psychosocial burden due to the shame and embarrassment related to having a sexually transmitted disease as well as the inconvenience and discomfort of current treatment modalities. Current treatment options for genital warts consist of ablative procedures that cut, burn or freeze the warts but do not address the underlying viral infection, and there are no currently approved oral or topical prescription products indicated for the treatment of genital warts with a direct anti-viral mechanism of action. Approximately 70% of patients treated for external genital warts receive locally destructive procedures, such as cryotherapy or curettage. Approximately 46% of patients are treated with prescription drugs alone or in combination with procedures. Both topical therapies and ablative procedures for genital warts remain largely ineffective in achieving long-term wart eradication and the average recurrence rates range from 30% to 70%. The approved drugs for the treatment of warts are pro-inflammatory in their mechanism of action and lead to ulcers, erosions and burning/stinging.
We evaluated SB206’s anti-viral activity in a Phase 2 randomized, double-blinded, vehicle-controlled clinical trial in 107 patients with genital warts caused by HPV. We announced top-line results from this Phase 2 clinical trial in the fourth quarter of 2016. SB206 demonstrated statistically significant results in the clearance of external genital and perianal warts. Once-daily treatment arms were generally well-tolerated, including the most effective dose, SB206 12% once-daily.
With the full results from this Phase 2 trial made available, a Type B meeting was held with the FDA in the second quarter of 2017 with minutes received shortly thereafter. SB206 is currently positioned for Phase 3 pivotal trials in patients with external genital warts, subject to obtaining additional financing or strategic partnering.
In October 2018, we entered into a second amendment to the Sato Agreement, whereby we licensed rights to develop, use, and sell SB206 in certain topical dosage forms in Japan for the treatment of viral skin infections. The significant terms and the related accounting considerations of the Sato Agreement, as amended, are further described in the “Collaboration and Licensing Agreements” section below and in “Note 4-Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
SB208, a Topical Anti-fungal for the Treatment of Athlete’s Foot (Tinea Pedis) and Fungal Nail Infections (Onychomycosis)
We are developing SB208 as a broad-spectrum anti-fungal gel for the treatment of superficial cutaneous fungal infections of the skin and nails, such as tinea pedis and onychomycosis. Recent studies suggest that both the nail plate, interdigital space and surrounding cutaneous tissue may serve as an overlooked reservoir of dermatophytes, perpetuating reinfection and coinfection of onychomycosis and tinea pedis. Additionally, studies have demonstrated enhanced efficacy when tinea pedis and onychomycosis are treated concurrently, suggesting that an effective topical treatment, suitable for simultaneous application to the nail plate and skin, may lead to lower rates of recurrence and enhanced efficacy.
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

Tinea pedis, often referred to as Athlete’s Foot, is a common fungal infection of the feet, affecting approximately 75 million Americans. Trichophyton rubrum is the most prominent dermatophyte in tinea pedis and also a causative pathogen in onychomycosis. Approximately one-third of onychomycosis patients also suffer from tinea pedis. Topical treatments are the first-line therapy for tinea pedis, while oral anti-fungals are prescribed when the infection is severe or the use of topical anti-fungals is not feasible. Currently, there is no approved single topical therapeutic agent that provides for the simultaneous treatment of the nail plate, bed, and surrounding cutaneous tissue.
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
We conducted a Phase 1, single-center, double-blinded, randomized clinical trial in 32 adult females to evaluate the rate of fingernail growth associated with SB208 16% and the local tolerability of the gel when used over the course of 29 days. SB208 16% demonstrated a statistically significant greater mean daily nail growth rate for the treatment period when compared to the same patient’s own growth rate in the run-in period and was well tolerated by patients.
SB414, a Topical Cream for the Treatment of Inflammatory Skin Diseases
We are developing SB414 as a topical cream product candidate for the treatment of inflammatory skin diseases, such as atopic dermatitis and psoriasis. Inflammatory skin disorders are the results of immune system reactions that involve the skin. Biologic therapies are often used to treat patients with severe disease. A non-steroidal topical therapy that targets key inflammatory cytokines could address an unmet need for approximately 14 million atopic dermatitis patients and approximately 6 million psoriasis patients with less severe disease burden.
We submitted an IND with SB414 cream for the treatment of inflammatory skin diseases to the FDA during the third quarter of 2017. In 2018, we completed two complementary Phase 1b clinical trials with SB414 in patients with atopic dermatitis and psoriasis. The design of these complementary trials was to evaluate the safety, tolerability and pharmacokinetics of SB414. The trials were also designed to assess overall and specific target engagement through a reduction of key inflammatory biomarkers, also known as pharmacodynamic assessment.
We initiated a Phase 1b trial with SB414 in adults with mild-to-moderate atopic dermatitis in December 2017. In the Phase 1b trial, 48 adults with mild-to-moderate atopic dermatitis with up to 30% body surface area at baseline, were randomized to receive one of 2% SB414 cream, 6% SB414 cream, or vehicle, twice daily for two weeks. In the complimentary Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks.
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
We received and analyzed the preliminary top line results from the Phase 1b clinical trials during the second and third quarters of 2018. In the atopic dermatitis trial, Biomarkers from the Th2, Th17 and Th22 inflammatory pathways known to be highly relevant and indicative of atopic dermatitis, including Interleukin-13, or IL-13, IL-4R, IL-5, IL-17A and IL-22, were downregulated after two weeks of treatment with SB414 2%. The changes in Th2 and Th22 biomarkers and clinical efficacy assessed as the percent change in Eczema Area Severity Index scores were highly correlated in the SB414 2% group. Additionally, the proportion of patients achieving a greater than or equal to 3-point improvement on the pruritus (itch) numeric rating scale after two weeks of treatment was greater for patients treated with SB414 2% compared to patients treated with vehicle.
The 2% or 6% doses of SB414 in the trial did not result in any serious adverse events, and SB414 2% was more tolerable with no patients discontinuing treatment in the trial due to application site reactions. SB414 at the 6% dose was not consistently effective in reducing biomarkers across both the atopic dermatitis and psoriasis trials. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours, in both the atopic dermatitis and psoriasis trials. Given the successful downregulation of key biomarkers, favorable tolerability and lack of systemic exposure with SB414 2%, we intend to conduct a Phase 2 trial of SB414 as a treatment for atopic dermatitis and additional exploratory trials in other inflammatory skin diseases, subject to obtaining additional financing or strategic partnering.
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
We initiated clinical development of SB414, the Company’s first use of our nitric oxide platform in the field of immunology by dosing the first patient in October 2017 in a Phase 1b clinical trial to evaluate SB414 in a cream for the treatment of psoriasis. Earlier in 2017, we presented mechanistic evidence for SB414, demonstrating a statistically significant reduction in composite psoriasis scores and an inhibition of IL-17A and IL-17F in an animal model.
The purpose of the Phase 1b trial was to evaluate safety and to assess target engagement through a reduction of key pro-inflammatory biomarkers like interleukin-17, or IL-17, before progressing to Phase 2 clinical trials. According to a recent peer-reviewed article in the British Journal of Dermatology, IL-17 is known to be or is likely to be related to the mechanism and severity of a number of inflammatory skin disorders, including psoriasis, acne, atopic dermatitis, rosacea and alopecia areata.
In the Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks. We received and analyzed the preliminary top line results from this Phase 1b clinical trial during the second and third quarters of 2018. SB414 at the 6% dose did not result in any serious adverse events, but SB414 at the 6% dose was not consistently effective in reducing biomarkers across the trial. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours. Based on the results of the Phase 1b trial in psoriasis, we will potentially explore the use of lower doses of SB414 in psoriasis, subject to obtaining additional financing or strategic partnering.

Women’s Health Business Unit
On October 25, 2018, we announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions Inc., or Health Decisions. Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. Over the past twelve months, we have progressed our knowledge on the potential to utilize nitric oxide-based products in the field of women’s health, with an emphasis on oncovirus applications and our initial focus centering on persistent high-risk HPV. Central to our effort has been an ongoing, multi-year research collaboration with the University of Alabama-Birmingham studying the effects of nitric oxide-releasing compounds on HPV infections. Published clinical research on high-risk HPV infections has demonstrated a link to the development of malignant lesions and neoplasia, including female cancers in the cervix, vagina, vulva, anus and oral cavity. This foundational science advancement pairs with our previously announced Phase 2 data for the treatment of external genital warts, where SB206 12% demonstrated statistically significant clearance of baseline warts and was generally well-tolerated, provide a specific late stage clinical asset that targets HPV. We believe that our new clinical collaboration with Health Decisions and our ongoing academic research collaboration with the University of Alabama-Birmingham provides us with a differentiated opportunity for advancement in the area of women’s health.
Our acquisition of exclusive worldwide rights for certain oncovirus applications of nitric oxide-based products from KNOW Bio, LLC, or KNOW Bio, in October 2017 enables the potential expansion into this therapeutic area. The terms of this intellectual property acquisition transaction are further described in “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
GI Therapeutic Focus
In January 2019, we announced the addition of GI diseases as a therapeutic focus area as part of our overall science and business strategy. This decision is based on the connection between the multi-factorial pathologies of GI diseases and the demonstrable anti-microbial and anti-inflammatory properties of Novan’s nitric oxide technology. Nitric oxide produced in the GI tract regulates many of its functions including the secretion of mucous for protection against physical, chemical, and microbial injury, perfusion of blood through the GI tissue, mitigation of white blood cell adherence to GI tissue to protect from injury and the healing and repair of ulcers. We intend to initially focus on pediatric GI diseases given the favorable safety profile of nitric oxide and our existing pre-clinical and clinical data. We believe that expansion into GI will require minimal initial investment due to our ability to leverage current technology experience and assets.
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We consider our primary potential competition to be a broad base of existing providers and drug developers of therapeutics to treat molluscum, acne vulgaris, genital warts, onychomycosis, psoriasis and atopic dermatitis. Additional providers and drug developers will become primary potential competition as we expand our platform to include the women’s health, GI and other potential therapeutic areas. Product competition includes pharmaceutical generics, branded generics, pharmaceutical brands, biologics as well as over-the-counter, or OTC, products. We expect continued future competition across research and drug development in various different fields of innovation; capital and resource allocation to many of these areas appears to be continuous and of a global nature. In addition, there are certain instances where competition extends into the medical procedure and the medical device spectrums of human health care. Any product candidates that we successfully develop and commercialize will compete with these existing therapies as well as new therapies that may become available in the future. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than competing products and therapies.
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
Nitricil Technology
We exclusively license from the University of North Carolina at Chapel Hill, or UNC, issued patents and pending applications directed to our library of Nitricil compounds, including patents issued in the United States, Canada, Japan and Australia with claims intended to cover NVN1000, the NCE for our current clinical-stage product candidates. Additionally, one such issued patent in the United States has claims specifically directed to the composition of matter of NVN1000. These patents and pending applications, if issued, are projected to expire in 2026 without taking into account any patent term extensions that may be available to us. Additionally, NVN1000 has been classified as an NCE, and patent term extensions may be available to extend the life of a U.S. patent that covers NVN1000 beyond 2026. We also own patents issued in the United States, China, Germany, Spain, France, Great Britain, Ireland, Italy and Switzerland directed to methods of manufacturing Nitricil compounds. These patents are projected to expire in 2032.
Formulation Science and Therapeutic Uses
We own patents issued in the United States, Australia, Germany, Spain, France, Great Britain, Italy, China, Mexico, South Korea and Japan and pending applications filed in foreign jurisdictions, including Brazil and Canada directed to methods of reducing sebum production using nitric oxide-releasing macromolecules, including, in certain embodiments, through the use of Nitricil compounds. We also own issued patents in the United States, Australia and Japan and pending applications filed in the United States, Brazil, Canada, China, Europe and Japan directed to the alcohol gel component of SB204 and SB206 and/or the SB204 and SB206 two-component formulations. We are pursuing United States, Australia, Brazil, Canada, China, Europe, Japan and South Korea applications directed to the use of nitric oxide-releasing compounds, including, in certain embodiments, Nitricil compounds, for the treatment of viral skin infections.
Altogether, our issued U.S. and foreign patents and pending U.S. and foreign patent applications, if issued, relating to one or more of our clinical-stage product candidates are projected to expire between 2026 and 2037, without taking into account any patent term extensions that may be available to us and assuming that prosecution is pursued to issuance with no shortening of term.
Other Patented Technology
In addition to the patents and pending applications we own or have an exclusive license related to Nitricil and our product candidates, we also own or have exclusive licenses to issued patents and pending applications in the United States and in foreign jurisdictions covering other nitric oxide-based therapeutics and/or methods of use in indications for dermatological and oncovirus-mediated diseases.
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
Collaboration and Licensing Agreements
Sato License Agreement, as Amended
On January 12, 2017, we entered into a license agreement, and related amendment, with Sato relating to SB204, for the treatment of acne vulgaris in Japan, or the Sato Agreement. On October 5, 2018, we entered into the second amendment to the Sato Agreement, or the Sato Amendment (collectively the Amended Sato Agreement). The Sato Amendment expands the Sato Agreement to include SB206, our drug candidate for the treatment of viral skin infections, including molluscum. Pursuant to the Amended Sato Agreement, we granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of our intellectual property rights, with the right to sublicense with our prior written consent, to develop, use and sell products in Japan that incorporate SB206 or SB204 in certain topical dosage forms for the treatment of viral skin infections or acne vulgaris, respectively, and to make the finished form of such products. We, or our designated contract manufacturer will also supply finished product to Sato for use in development of SB204 or SB206 in the licensed territory. The rights granted to Sato do not include the right to manufacture the active pharmaceutical ingredient, or API, of SB206 or SB204; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which we or a third party contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory.
Pursuant to the terms of the Sato Agreement, Sato had an exclusive option to negotiate for the license rights in certain additional territories within Asia, subject to Sato’s payment of a specified option exercise fee. During the third quarter of 2017, Sato elected not to execute this option and, as a result, the option expired unexercised.
Under the terms of the Amended Sato Agreement, we also have exclusive rights to certain intellectual property that may be developed by Sato in the future, which we may choose to use for our own development and commercialization of SB204 or SB206 outside of Japan. The term of the Amended Sato Agreement (and the period during which Sato must pay royalties under the Amended Sato Agreement) expires on the twentieth anniversary of the first commercial sale of a licensed product in the licensed field in the licensed territory.
For additional information about the Amended Sato Agreement, please see the sections titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Updates” and “Note 4—Licensing Arrangements” of the accompanying financial statements.
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

Unless earlier terminated by us at our election, or if we materially breach the agreement or become bankrupt, the consolidated license agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country, and upon such expiration, we receive a perpetual, unrestricted, fully-paid and royalty free right to develop and commercialize such licensed product in such country. As of December 31, 2018, the last to expire issued patent licensed to us under the consolidated license agreement is projected to expire in 2033. UNC may terminate the agreement or render the license granted thereunder non-exclusive for our material breach of the agreement that remains uncured after 90 days of receipt of written notice thereof from UNC and may also terminate the agreement or render the license granted thereunder non-exclusive upon providing written notice for our bankruptcy or insolvency-related events within 30 days of the occurrence of such events. We may terminate the agreement at any time for convenience upon providing written notice of not less than 30 days to UNC.
Separation Transaction and Licensing Arrangements with KNOW Bio, including Amendments
2015 Separation Transaction and Licensing Arrangements
In connection with the December 2015 separation of our non-dermatology assets to KNOW Bio, we granted to KNOW Bio, through two separate agreements, exclusive licenses, with the right to sublicense, to certain U.S. and foreign patents and patent applications controlled by us as of the execution date of the agreement, and, under one of the agreements, patents and patent applications which became controlled by us during the three years immediately following the execution date of such agreement, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics.
Under the exclusive licenses, the following rights were retained by Novan or conveyed to KNOW Bio:

•
Novan retained exclusive development and commercialization rights in all fields for any products containing certain specified particles, referred to as the Novan Particles, including those in our NVN1000 API and in other NCEs we are developing for the GI therapeutic area.

•
Novan retained exclusive rights to develop and commercialize products utilizing the licensed technology in the Retained Dermatology Field, which is defined as the diagnosis, treatment, prevention, and palliation of diseases, conditions, or disorders of the skin, nails, hair or scalp in humans or animals, and all cosmetic uses for the skin, nails, hair or scalp, other than (i) for wound care through formulations of therapeutic product specifically designed to treat chronic wounds, thermal burns, radiation injury, accidental injury, surgical sites or scars, and (ii) therapeutic uses for treating cancer, excluding basal cell carcinoma, squamous cell carcinoma, precancerous conditions of the skin, actinic keratosis, actinic cheilitis, cutaneous horn, Bowen disease, radiation dermatosis, and dysplastic nevi. The Retained Dermatology Field was amended in 2017 as described in the section entitled “2017 Amendments to KNOW Bio Licensing Arrangements.”

•
KNOW Bio received exclusive right to develop and commercialize products utilizing the licensed technology, excluding products containing the Novan Particles, in the KNOW Bio Field, which is defined as all fields of use except for the Retained Dermatology Field. The KNOW Bio Field was amended in 2017 as described in the section entitled “2017 Amendments to KNOW Bio Licensing Arrangements.”

Under one of these exclusive license agreements, KNOW Bio granted to us an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three years immediately following the execution date of such agreement and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, for use in the diagnosis, treatment, prevention, and palliation of diseases, conditions, or disorders in the Retained Dermatology Field, including but not limited to SB204, SB206, SB208, SB414 and our other presently-contemplated dermatology pipeline candidates. KNOW Bio granted us a right of first negotiation to obtain a license under any patents and patent applications generated by KNOW Bio during the first three years following the execution date of the agreement and directed towards medical devices to develop and commercialize licensed products in the Retained Dermatology Field. Additionally, Novan and KNOW Bio also agreed that neither party would commercialize any products in the other’s field of use during the first three years following the execution date of the agreement. The three-year period in which new patents and patent applications controlled by us are added to the exclusive license and the three-year term of the commercialization non-compete both expired on December 29, 2018. Neither we nor, to our knowledge, KNOW Bio commercialized a product in the other party’s field during this period.
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
Under the exclusive license agreements and sublicense agreements, we retain all rights under our owned and exclusively licensed patents and patent applications with respect to development and commercialization of products for use in the Retained Dermatology Field. The exclusive license agreements and sublicense agreements will continue for so long as there is a valid patent claim under the respective agreement, unless earlier terminated, and upon expiration continues as a perpetual non-exclusive license. Under each agreement, Novan and KNOW Bio have the right to terminate the agreement by written notice for the other party’s material breach which remains uncured within 30 days of receipt of notice thereof. Novan also has the right to terminate each such agreement immediately upon written notice if KNOW Bio, its affiliates or sublicensees challenge the validity of any patent licensed in such agreement. KNOW Bio has the right to terminate each such agreement, with notice, for any reason upon ninety days advance written notice to the Company. The licenses granted by KNOW Bio to the Company in the agreements survive termination of the agreements.
For additional information about the Separation Transaction, please see the “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
2017 Amendments to KNOW Bio Licensing Arrangements
In October 2017, we entered into certain amendments, or the KNOW Bio Amendments, to the original license and sublicense agreements described above between us and KNOW Bio, or the Original KNOW Bio Agreements. Pursuant to the terms of the KNOW Bio Amendments, we re-acquired from KNOW Bio exclusive, worldwide rights under certain U.S. and foreign patents and patent applications controlled by us as of the execution date of the Original KNOW Bio Agreements, and patents and patent applications which became controlled by us during the three years immediately following the execution date of the Original KNOW Bio Agreements, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses, or the Oncovirus Field. KNOW Bio also granted to us an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three years immediately following the execution date of the Original KNOW Bio Agreements and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, to develop and commercialize products for use in the Oncovirus Field. Additionally, KNOW Bio agreed that KNOW Bio would not commercialize any products in the Oncovirus Field during the first three years following the execution date of the Original KNOW Bio Agreements. The three-year period in which new patents and patent applications controlled by KNOW Bio are added to the exclusive license and the three-year term of the commercialization non-compete both expired on December 29, 2018.
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
Additional terms, including our financial obligations, under the KNOW Bio Amendments are described in further detail in “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an IND which must become effective before human clinical trials may begin;

•	approval by an independent Institutional Review Board, or IRB, at each clinical site before each trial may be initiated;

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
Preclinical Studies
Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. To support an IND to conduct clinical trials, a sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
Clinical trials involve the administration of the IND to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND submission. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health, or NIH, for public dissemination on their www.clinicaltrials.gov website.
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

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA, and more frequently if serious adverse events occur. Each of Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all and favorable results in an earlier clinical or preclinical trial may not predict the outcomes of subsequent trials. Clinical trials may be delayed for a variety of reasons including unexpected safety or efficacy concerns, slow enrollment of subjects, unexpected shortages in the drug product, or other reasons. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
Marketing Approval
Assuming successful completion of the required testing in accordance with all applicable regulatory requirements, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications for use. In most cases, the submission of an NDA is subject to a substantial application user fee. Under the Prescription Drug User Fee Act, or PDUFA, guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision as to whether it will accept the application for filing. The actual review time may be significantly longer, depending on the complexity of the review, FDA requests for additional information and the sponsor’s submission of additional information.
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
The FDA may give a priority review designation to drugs that offer major advances in treatment or provide a treatment where no adequate therapy exists. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. The review period may be suspended if the FDA requests additional information which may extend the timeline for review. Many products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.
In addition, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses and that provide meaningful therapeutic benefit over existing treatments may be eligible for accelerated approval and may be approved on the basis of adequate and well-controlled clinical trials establishing that the drug product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures in certain instances based on these studies.
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
Fast track designation, priority review and breakthrough therapy designation do not change the standards for approval and approval is not guaranteed. Such designation may, however, expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened. We may explore some of these opportunities for our product candidates as appropriate.
Post-Approval Requirements
Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences associated with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims are subject to prior FDA review and approval. There also are continuing, annual program fee requirements for any marketed products.
The FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. The FDA may also limit the indications for use or may impose labeling or other requirements on the product.
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
Coverage and Reimbursement
Sales of our product candidates, if approved, by us or any potential commercial partners will depend, in part, on the extent to which such products will be covered by third-party payors, such as government healthcare programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our product candidates or a decision by a third-party payor to not cover our product candidates could reduce physician usage of our products, once approved, and have a material adverse effect on our sales, results of operations and financial condition.
Manufacturing and Supplies
We currently manufacture all drug substance, including NVN1000 (the API for all of our clinical stage product candidates), at our facility in Morrisville, North Carolina. In 2017, we also began manufacturing all drug product materials at our Morrisville, North Carolina facility, for use in our non-clinical studies and clinical trials.
We manufacture our investigational materials in accordance with cGMP required by the FDA, International Committee on Harmonization and other regulatory bodies. While our facilities have been audited by third-parties for cGMP and GLP compliance, we have not been audited by the FDA. In addition, our drug substance manufacturing processes and operating conditions have been evaluated and tested by qualified vendors to ensure a safe operating environment. These tests include raw materials and product handling, process chemistry, air quality and waste disposal and containment.
We have selected a preferred contract manufacturing organization, or CMO, to manufacture our API upon completion of the transfer of manufacturing processes and analytical methods. In March 2019, we signed a letter of intent with a full-scale API manufacturer, a CMO, for the production of our proprietary drug substance. The scope of this initial letter of intent includes the process and analytical method transfer necessary to advance the development and large-scale manufacture of our drug substance.
In October 2018, we established a strategic alliance with Orion Corporation, or Orion, a Finnish full-scale pharmaceutical company with broad experience in manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We plan to transfer the technology for the manufacture of SB204 and intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities. While the initial framework of the agreement enables the manufacture of SB204, the companies plan to evaluate expanding the agreement to include other product candidates for the manufacture of clinical trial materials and, potentially, commercial quantities. Importantly, this alliance is intended to support major global markets in which we and our partners pursue regulatory approvals for our product candidates and complements our present internal capability.

We intend for these, or potentially other, third parties to supply drug substance and drug product materials to support commercialization of any of our product candidates, subject to FDA approval. In such cases, they may be the primary suppliers for these product candidates. Our relationships with the aforementioned third-party manufacturers are integral to our operating strategy which includes an increased utilization of and reliance upon third party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. Our strategic objective is to reduce our own internal resources, facilities, and infrastructure of capabilities that have historically performed such activities, processes and services. While we will incur certain discrete costs as we transition to this new operating strategy, we believe it will ultimately provide operating efficiencies and allow us to direct a greater portion of our capital towards the generation of new technologies and intellectual property.
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
Employees
As of December 31, 2018, we had 48 employees, including 26 dedicated to our Nitricil technology and formulation science research, development and manufacturing capability, 10 in clinical operations, non-clinical development, and regulatory, and 12 in general and administrative functions. We also utilize consultants and contractors from time to time to support our operating activities and our employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.
Other Information
We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 4105 Hopson Road Morrisville, NC 27560, and our telephone number is 919-485-8080.
We maintain an internet website at www.novan.com and make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. Additionally, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on, or that can be accessible through, our website is not incorporated by reference into, and should not be considered to be a part of, this Annual Report on Form 10-K.
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
Risks Related to Our Current Financial Position and Need for Additional Capital
If we are unable to secure additional capital and/or delay, defer, or reduce our cash expenditures, we estimate that our existing capital resources will only be sufficient to fund our operations into May 2019.
As of December 31, 2018, we had cash and cash equivalents of $8.2 million and positive working capital of $0.3 million. As of the date of this filing, we believe that our existing cash and cash equivalents, including an upfront installment payment which was received from Sato, our Japanese market commercial partner, in March 2019 will provide us with adequate liquidity to fund our planned operating needs into May 2019, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” of this Annual Report on Form 10-K. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Overview” of this Annual Report on Form 10-K. Therefore, we will need to secure additional capital and/or delay, defer, or reduce our cash expenditures by May 2019, including those associated with our product development programs, or to dissolve and liquidate our assets or seek protection under bankruptcy laws. If we are forced to terminate or eliminate our product development programs or consider other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value. If we are forced to wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders.
We will need substantial additional funding to continue our business operations and for the advancement of our product development programs. If we are unable to raise capital, we will be forced to delay, reduce, terminate or eliminate our product development programs.
Our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, and/or through the issuance of debt or equity securities, which could result in dilution. There can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. A failure to obtain sufficient funds on acceptable terms when needed could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition, and market valuation. As of December 31, 2018, we had an accumulated deficit of $172.3 million and there is substantial doubt about our ability to continue as a going concern.
Conducting preclinical studies and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success by us or our potential partners. Our commercial-related cash flows, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional capital to achieve our business objectives. The magnitude and timing of our future capital requirements will depend on many factors, including:

•	the initiation, progress, timing, costs, results, and evaluation of results of trials for our clinical-stage product candidates, including trials conducted by us or potential future partners;

•	the progress, timing, costs and results of development and preclinical study activities relating to other potential applications of our nitric oxide platform;

•	the number and characteristics of product candidates that we pursue;

•	our ability to enter into strategic relationships to support the continued development of certain product candidates and the success of those arrangements;

•	our success in optimizing the size and capability of our current manufacturing facility and related processes to meet our strategic objectives;

•	our success in the technical transfer of methods and processes related to our drug substance and drug product manufacturing with our current and/or potential future contract manufacturing partners;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the occurrence and timing of potential development and regulatory milestones achieved by Sato, our licensee for SB204 and SB206 in Japan;

•	the terms and timing of any future collaborations, licensing, consulting, financing or other arrangements that we may enter into;

•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights;

•	defending against intellectual property related claims;

•	the costs associated with any potential future securities litigation, and the outcome of that litigation;

•	the extent to which we in-license or acquire other products and technologies; and

•	subject to receipt of marketing approval, revenue received from commercial sales or out licensing of our product candidates.
Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We must secure, by May 2019 and until such time, if ever, as we can generate substantial product revenues, additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, and/or through the issuance of debt or equity securities, which could result in dilution.
We are actively pursuing non-dilutive strategic funding transactions around certain of our late-stage product candidates, including SB206 for the treatment of molluscum contagiosum, and the broader dermatology platform as a whole. If we are able to enter into one or more such transactions, we may have to relinquish valuable rights to our technologies, future potential revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. For example, we have entered into an exclusive license agreement with Sato relating to SB204 and SB206 for the treatment of acne vulgaris and viral skin infections, respectively, in Japan.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if we agree to grant warrants or issue other equity to our strategic partners in connection with collaboration or other strategic arrangements, current ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect current rights of stockholders. For example, in January 2018 we issued and sold 10.0 million common shares and 10.0 million warrants in a public follow-on offering which resulted in dilution to our existing stockholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the warrants are outstanding.
Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
The reports of our independent registered public accounting firms on our consolidated financial statements for the years ended December 31, 2018 and 2017, respectively, contain an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources in the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern without additional financing. As a result, our independent registered public accounting firms included explanatory paragraphs in their reports on our 2018 and 2017 consolidated financial statements, respectively, with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing.
We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2018 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
The way in which we utilize our late-stage clinical dermatology product candidates to secure needed operating capital may significantly impact our business strategy, future operations and financial position.
We are currently considering and may engage in one or more potential transactions that could result in the licensing, sale or divestiture of some or all of our clinical-stage dermatology product candidates and related proprietary technologies. In certain potential scenarios, the counterparty(ies) to such a transaction may assume responsibility for the planning, execution, or oversight of the clinical development and regulatory requirements for the associated product candidates and/or the ultimate commercialization of the product candidates. If we decide to engage in such a transaction and, as a result, no longer have significant involvement or responsibility for late-stage clinical development activities or commercialization, we would adjust our business strategy, operating plans, resources and capabilities accordingly. Alternatively, we may pursue a transaction in which the counter-party agrees to finance the continued development of one or more product candidates in exchange for future milestone or royalty payments. Absent any such transaction and resulting change in strategic direction, we will continue to progress our late-stage dermatology product candidates through our existing business model. We cannot provide any commitment as to the timing of any such transaction or change in strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different from those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.
If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Although our common stock is currently listed on The Nasdaq Global Market, an active trading market for our shares may not be sustained. We are required to meet specified requirements to maintain our listing on The Nasdaq Global Market, including, among other things, a minimum $50.0 million market value of listed securities and a minimum bid price of $1.00 per share. On January 14, 2019, we received a notice from the staff of the Nasdaq Stock Market LLC, or the Staff, notifying us that for the last 30 consecutive business days, the market value of our listed securities was below the minimum $50.0 million requirement, or the MVLS Requirement, for continued inclusion on The Nasdaq Global Market. The Staff also noted that we did not meet the alternative requirements for satisfying continued listing criteria. We have been provided a period of 180 calendar days, or until July 15, 2019, to regain compliance with the MVLS Requirement. If, at any time before July 15, 2019, the market value of our listed securities closes at $50.0 million or more for a minimum of 10 consecutive business days, the Staff will provide written notification to us that we comply with the MVLS Requirement. If we do not regain compliance with the MVLS Requirement by July 15, 2019, the Staff will provide written notification to us that our common stock is subject to delisting. At that time, we may either apply for listing on The Nasdaq Capital Market, provided we meet the continued listing requirements of that market (including, but not limited to, a minimum market value of listed securities of $35.0 million), or appeal the decision to a Nasdaq Listing Qualifications Panel, or the Panel. In the event of an appeal, our securities would remain listed on The Nasdaq Global Market pending a decision by the Panel following the hearing.
We are currently evaluating our options for regaining compliance, including the creation of shareholder value through the execution of business objectives described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. However, we cannot guarantee that we will regain compliance with the MVLS Requirement by July 15, 2019 or that we will be able to comply with the continued listing standards of The Nasdaq Global Market, and therefore our common stock may be subject to delisting.
If our common stock is delisted and there is no longer an active trading market for our shares, it may, among other things:

•	cause you difficulty in selling your shares without depressing the market price for the shares or sell your shares at all;

•	substantially impair our ability to raise additional funds;

•	result in a loss of institutional investor interest and fewer financing opportunities for us; and/or

•
result in potential breaches of representations or covenants of agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
Risks Related to the Development and Regulatory Approval of our Current and Future Product Candidates
Drug development involves a lengthy and expensive process with uncertain outcomes, and results from earlier studies and trials may not be predictive of future trial results.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in clinical trials, even after obtaining promising results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events.

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
We recently received feedback from the FDA with respect to our completed Phase 2 clinical trial for SB206 in molluscum and the development plan for a Phase 3 program, as well as feedback with respect to potential paths forward for SB204 for the treatment of acne in 2018. Following the feedback on SB204, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We cannot assure you that the clinical trial designs and packaged clinical trial materials for the SB206 and SB204 Phase 3 programs will achieve results that are sufficient to support an FDA submission for either of these product candidates, or regulatory approval of the products. We also cannot assure you that we will be able to obtain financing sufficient to advance development of one or more of our product candidates.
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

•
reaching agreement on acceptable terms with prospective CROs, clinical trial sites and prospective strategic partners, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, trial sites and partners;

•	obtaining institutional review board, or IRB, approval at each site;

•	the safety profiles of our product candidates;

•	recruiting suitable patients to participate in a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical sites deviating from trial protocol;

•	addressing patient safety concerns that arise during the course of a trial;

•	adding a sufficient number of clinical trial sites;

•	manufacturing sufficient quantities of product candidate for use in clinical trials;

•	utilizing an adequate container and delivery device for the product candidate; or

•	changes to our financial priorities or insufficient capital available to fund clinical trials.
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
In addition, our ongoing or future preclinical studies may not prove successful in demonstrating proof-of concept, or may show adverse toxicological findings, and even, if successful, may not necessarily predict that subsequent clinical trials will show the requisite safety and efficacy of our product candidates.
We may rely on strategic relationships for the further development and commercialization of our product candidates, and if we are unable to enter into such relationships, or if such relationships are unsuccessful, we may be unable to realize the potential economic benefit of those product candidates.
We are exploring alternative pathways for continued development of our product candidates. For example, we are currently exploring and intend to advance certain clinical-stage dermatological product candidates through partnerships, collaborations or other strategic relationships, including those described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report on Form 10-K. We cannot assure you that we will be able to complete such strategic arrangements to finance and support the necessary development for our product candidates. If we are unable to enter into strategic relationships on terms that are beneficial to us, or at all, we may not have sufficient capital to continue developing or commercialize our product candidates. Even if we enter into one or more strategic relationships, we may have to relinquish a significant portion of the future economic value of the underlying product candidate(s) in connection with the applicable transactions and may be limited in our ability, or unable, to recover such value.
Our ability to enter into successful strategic relationships for the continued development of one or more of our product candidates, or for the ultimate commercialization of a product candidate, may be impaired by several factors, including, among others, that:

•	we will face significant competition in seeking appropriate strategic partners, and the negotiation process is likely to be time-consuming and complex;

•	strategic partners who take over development of a product candidate may fail to secure sufficient capital resources to fund planned development activities;

•
strategic partners may not devote the necessary resources to complete development activities because of limited financial or scientific resources or the belief that other product candidates may have a higher likelihood of obtaining approval or potentially generate a greater return on investment;

•
strategic partners may fail to properly protect, maintain or defend our intellectual property rights, where applicable, or may use proprietary information in a way that may expose us to potential loss or liability;

•	we are likely to have limited control over decisions of strategic partners that may result in significant delays or the termination of development and commercialization of our product candidates;

•	strategic partners may develop a product that competes, directly or indirectly, with our product candidates, or may choose to pursue alternative technologies, including those of our competitors;

•
disputes between us and our strategic partners concerning the research, development or commercialization of our product candidates or our arrangements with respect to our product candidates could lead to ligation or arbitration that would be costly and detract time from development; and

•
we or our strategic partners may realize one or more of the risks described within this Item 1A. related to the development, regulatory approval and commercialization of our current and future product candidates.

Further, if a strategic relationship terminates or is otherwise unsuccessful, we may need to identify and establish an alternative arrangement. This may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, it may be necessary for us to cease the development of the applicable product candidate or candidates, or conduct the remaining clinical development on our own and with our own funds.

If we encounter difficulties enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
The timely completion of clinical trials in accordance with their protocols depends on, among other things, the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

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
We, any partner with whom we may collaborate in the future, or the FDA may suspend, delay, require modifications to or terminate our clinical trials at any time, for various reasons, including the discovery of serious or unexpected toxicities or other safety issues experienced by trial participants.
In addition, adverse events caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of adverse events or unexpected characteristics. To date, patients treated with our product candidates have experienced instances of drug-related cutaneous intolerability observations, including dryness, scaling, burning, erythema, itching, pain or irritation, and adverse events, including irritation and contact dermatitis.

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
The regulatory approval processes of the FDA are lengthy, time-consuming and inherently unpredictable, and if we, or a potential future partner, are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
The time required to obtain approval by the FDA is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future ourselves or with a potential future strategic partner will ever obtain regulatory approval. Neither we nor any future collaborator is permitted to market any of our product candidates in the United States until we receive regulatory approval of an NDA from the FDA.
Prior to obtaining approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or foreign regulatory authorities, that such product candidates are safe and effective for their intended uses. Results from preclinical studies and clinical trials can be interpreted in different ways. Even if we believe the preclinical or clinical data for our product candidates are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. For example, there are multiple methodologies for handling missing data and other statistical considerations to take into account that the FDA may utilize when analyzing the robustness of any data set during NDA review. The FDA may also require us to conduct additional preclinical studies or clinical trials for our product candidates either prior to or post-approval, or it may object to elements of our clinical development program.
The FDA can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:

•	the FDA’s disagreement with the design or implementation of our clinical trials;

•	unfavorable or ambiguous results from our clinical trials;

•	results that may not meet the level of statistical significance required by the FDA for approval;

•	serious and unexpected drug-related adverse events experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;

•	our inability to demonstrate to the satisfaction of the FDA that our product candidates are safe and effective for the proposed indication;

•	the FDA’s disagreement with the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s requirement for additional preclinical studies or clinical trials;

•	the FDA’s disagreement regarding the formulation, container, dosing delivery device, labeling or the specifications of our product candidates;

•	the FDA’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or

•	the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage successfully complete the FDA approval process and become commercialized. The lengthy approval process as well as the unpredictability of outcomes from future clinical trials may result in our failing to obtain regulatory approval to market our product candidates.
Even if we or a potential future partner, eventually complete clinical testing and receive approval of an NDA or foreign marketing application for our product candidates, the FDA may grant approval contingent on the performance of costly additional clinical trials, including Phase 4 clinical trials, or the implementation of a Risk Evaluation and Mitigation Strategy, or REMS, which may be required to ensure safe use of the drug after approval. The FDA also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate.
Changes in funding for the FDA and other government agencies could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including recently from December 22, 2018 until January 25, 2019, the U.S. government has shut down various times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Regulatory approval of our product candidates by foreign regulatory authorities may be delayed or denied. We, or our current or potential future partners, may be subject to pricing controls imposed by foreign governments and regulatory authorities.
We, or our current or potential future partners, may seek regulatory approval of our product candidates from foreign regulatory authorities. Such regulatory authorities may impose additional regulations and guidelines that differ in form and substance from those imposed by their counterparts in the United States and with which we are more familiar. Accordingly, the regulatory approval of our product candidates in those foreign jurisdictions could be delayed, limited or denied altogether. This could limit the scope of or prevent the commercialization of our products in the future and adversely affect our financial performance.
Further, in some countries, the pricing of pharmaceutical prescriptions is subject to governmental control, including, for example, Japan. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product candidate. In addition, there can be considerable pressure by governments and other stakeholders on prices and reimbursement levels, including as part of cost containment measures. Political, economic and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after coverage and reimbursement have been obtained. Reference pricing used by various countries and parallel distribution or arbitrage between low-priced and high-priced countries can further reduce prices. To obtain reimbursement or pricing approval in some countries, we or our current or potential future partners may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies, which is time-consuming and costly. If coverage and reimbursement of our product candidates are unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.
We may face product liability exposure, and if successful claims are brought against us, we may incur substantial liability if our insurance coverage for those claims is inadequate.
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA or an applicable foreign regulatory authority and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our product candidates are designed to affect important bodily functions and processes. Any adverse events, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we assure you that our insurance coverage will be sufficient to cover our liability under any such cases.

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
We have obtained product liability insurance coverage, with an aggregate limit of $5,000,000, for clinical trials. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated adverse events. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash, negatively impact our statement of operations and could harm our financial condition.
Risks Related to the Potential Future Commercialization of Our Product Candidates, if such Product Candidates Complete Development and Receive Regulatory Approval
If we, or a potential future partner, receive regulatory approval to market any of our product candidates, our relationships with healthcare providers, customers and third-party payors, as well as our general business operations, may be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, and failure to comply with such regulations could expose us to penalties including criminal sanctions, civil penalties, exclusion from government healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.
Healthcare providers, customers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we, or a potential future partner, may obtain marketing approval. Future arrangements with third-party payors, healthcare providers and customers and general operations may expose us, or a potential future partner, to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we, or a potential future partner, market, sell and distribute any product candidates for which we, or a potential future partner, obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:

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

•
the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments or other ‘‘transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals, and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or report marketing expenditures and pricing information; and state and foreign laws governing the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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
If any of our product candidates receives marketing approval, and we or other companies developing other nitric oxide-based therapies, later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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
We may enter into arrangements with third parties to perform sales, marketing and distribution services, which could decrease our revenue and our profitability. In addition, we may not be successful in entering into such arrangements with third parties or may be unable to do so on terms that are favorable to us. We may not have adequate control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. In addition, such third parties will be subject to the commercialization risks described above. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.
Additionally, we have entered into an exclusive license agreement in Japan with Sato relating to SB204 and SB206 for the treatment of acne vulgaris and viral skin infections, respectively and we expect to continue to evaluate strategic partnerships to commercialize our dermatology products in select international markets. We may not be sufficiently familiar or have the requisite resources to penetrate international markets where some of our competitors have already achieved broad recognition and have established commercialization strategies in place. Moreover, we may not succeed in targeting healthcare providers, including physicians, who may not be familiar with our product candidates.
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
Many pharmaceutical companies currently offer products and continue to develop additional alternative product candidates and technologies for indications similar to those targeted by our product candidates, as described in the section entitled “Business-Competition” in this Annual Report on Form 10-K. The markets in which we compete, particularly the market for dermatological therapies, are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if our product candidates obtain regulatory approval, the products will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. To compete successfully in the marketplace, our approved products, if any, will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates.
Due to less stringent regulatory requirements in certain foreign countries, there are many more products and procedures available for use in those international markets than are approved for use in the United States. In certain international markets, there are also fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market them. As a result, we expect our product candidates will face more competition in these markets than in the United States.
Even if any of our product candidates obtain marketing approval, the products may become subject to unfavorable third-party coverage or reimbursement policies, which would harm our business.
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
Risks Related to Our Reliance on Third Party Service Providers, Manufacturers, Collaborators and Partners
We may not be successful in continuing to establish or maintain development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to develop our product candidates.
We intend to continue to enter into strategic partnerships with third parties to develop and commercialize our product candidates. There can be no assurance that we will be able to establish such collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful. If we are unable to reach successful agreements with suitable collaborators for our product candidates, we would face significant incremental costs, we may be required to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize them or we might fail to commercialize products or programs for which a suitable collaborator cannot be found. Our current and future collaboration partners may not dedicate sufficient resources to the development and commercialization of our product candidates or may otherwise fail in their development and commercialization due to factors beyond our control. If we fail to achieve successful collaborations, we may incur additional product development and commercialization expenses and our operating results and financial condition will be materially and adversely affected. If we breach or fail to comply with any provision of a collaboration agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Some of our collaboration agreements are complex and involve sharing of certain data, know-how and intellectual property rights amongst the parties. Additionally, these potential collaborators may not accept the transfer of critical methods and processes in order for development and commercialization work for our drug product candidates to take place. Our collaborators could interpret certain provisions differently than we do, which could lead to unexpected or inadvertent disputes with our collaborators. Any one of our collaborators could breach obligations, covenants or restrictions in our agreements, leading us into disputes and potential breaches of our agreements with other collaborators, which could have direct or indirect financial implications.
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
Unexpected results in the analysis of raw materials, the API or drug product or problems with the quality systems supporting analytical work, whether conducted internally or by third party service providers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs.
We currently rely on third parties to test most of the raw materials necessary to produce our API and drug products. In the future, third parties engaged directly by us or by our API and drug product contract manufacturing organizations, or CMOs, may test all such raw materials. It is a regulatory requirement that raw materials are tested and there are a limited number of suppliers for testing these raw materials. There may be a need to assess alternate suppliers to prevent a possible disruption of the supply of these raw materials for the manufacture of API or drug product. Additionally, the analytical equipment used by these third-parties must be maintained and operational. Except for the terms established within our, or our CMOs, contracts with the third parties responsible for testing raw materials, we have limited ability to control the process or timing of their testing work. Additionally, if the results do not meet specifications, then obtaining additional raw materials may jeopardize the CMOs’ ability to manufacture API and/or drug product and the start or overall conduct of preclinical studies and clinical trials which could result in the delay of developing or commercializing our product candidates.
We currently perform internal tests, and in the future our CMOs will perform tests, to ensure the API and drug product meets quality specifications. The analytical equipment used by us or our CMOs to perform these tests must be maintained, qualified, calibrated and operational. If there are equipment problems or if the results of the analytical testing do not meet our quality specifications, then manufacturing additional API or drug product may increase costs and may jeopardize the CMOs’ ability to manufacture API and/or drug product and the start or overall conduct of preclinical studies and clinical trials which could result in the delay of developing or commercializing our product candidates.
Unexpected delays in the manufacture of our (i) APIs, including NVN1000 API or any other Nitricil NCEs, or (ii) clinical trial materials or drug products, if any, whether by us or any third-party manufacturer, could adversely affect our development and commercialization timelines and result in increased costs of our development programs or in our breaching our obligations to others.
We currently manufacture the NVN1000 API, one of our Nitricil NCEs, for all of our current clinical stage product candidates at our facility in Morrisville, North Carolina. We have a limited number of personnel that have experience in drug substance manufacturing and who possess the expertise necessary to manufacture NVN1000. If our facility were to sustain significant damage, or if we had significant attrition in our manufacturing personnel, or if we have substantial problems with our equipment, our manufacturing operations could be delayed for an extended period of time. If our existing inventories of API are depleted or damaged, we may be unable to supply necessary materials for preclinical studies and clinical trials, causing longer timelines, increased costs and delays in the development and commercialization of drug products, if approved by the FDA or other regulatory authorities.
We intend to outsource to third parties the manufacture of API for our own use and intend to rely on third parties for API that we may provide to others for development and commercial purposes, including Sato, our Japanese market commercial partner. In March 2019, we signed a letter of intent with a full-scale API CMO for the technology transfer and production of our proprietary drug substance and we are currently negotiating a definitive agreement with this CMO. If this CMO or other potential future third-party manufacturers are unable to perform and complete the required technology transfer of the manufacturing processes and analytical methods for API development and commercial manufacturing under cGMP guidelines and regulations, we could experience delays in the development and commercialization timelines of our product candidates, as well as increased costs. Further, if we do not appropriately coordinate with, project manage, or provide adequate internal expertise, resources and documentation to the API CMO, we may not be successful, or may be significantly delayed, in transferring the activities, processes, capabilities and services.

While we currently manufacture the finished drug product for clinical trials in our own facilities, we have established a strategic alliance with Orion to enable Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on behalf of our global strategic partners. If Orion, or any other third-party manufacturer, is unable to perform and complete the required technology transfer of the manufacturing processes and analytical methods for API and drug product development, as applicable, and commercial manufacturing under cGMP guidelines and regulations, we could experience delays in the development and commercialization timelines of our product candidates, as well as increased costs. Further, if we do not appropriately coordinate with, project manage, or provide adequate internal expertise, resources and documentation to our third-party manufacturers, we may not be successful, or may be significantly delayed, in transferring the activities, processes, capabilities and services.
The FDA requires API and finished drug product to be manufactured in accordance with cGMP and be approved by the FDA pursuant to inspections that will be conducted after we, or a potential future partner, submit an NDA to the FDA. Our North Carolina facility has been audited for cGMP compliance by third parties but has not been inspected by the FDA. Orion and the API CMO have been inspected by the FDA and other foreign regulatory authorities, but future inspections could identify findings that could require remediation actions and cause delays to our regulatory approval process. In addition, our manufacturing processes and operating conditions have been evaluated and tested by qualified vendors to ensure a safe operating environment. These tests include raw materials and product handling, process chemistry, air quality and waste disposal and containment. However, if our facilities, or the facilities of a third-party manufacturer are found to be noncompliant with our specifications and the strict regulatory requirements of the FDA or others, we or our third-party manufacturers may be required to take remedial actions, causing further delays and increased costs.
In addition, except for the terms and conditions specified in our contractual arrangements with our contract manufacturers, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our API or drug products or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
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
Delays and increased costs resulting from any of the above risks would negatively impact our ability to realize operating efficiencies and use of our capital resources.
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
We rely on third-party suppliers for the raw materials necessary to produce the API and drug products we require. There are a limited number of suppliers for raw materials, including nitric oxide, that are used in the manufacture of our product candidates, drugs (once approved by the FDA or comparable regulatory authority) or the drug products we supply to others, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials, importantly nitric oxide, necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale, or to satisfy our obligations to others. We have not entered into long-term agreements with our current suppliers or with any alternate suppliers. We currently obtain our raw material supplies for finished drug products through individual purchase orders. With future third-party manufacturers of our product candidates, we will not have any control over the process or timing of the acquisition of these raw materials. Moreover, we currently do not have any agreements for the commercial production of these raw materials, including nitric oxide. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of the raw material components to manufacture drug products for an ongoing clinical trial due to the need to replace a raw material supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we or our future third-party manufacturers are unable to purchase these raw materials, including nitric oxide, after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

Our employees, independent contractors, principal investigators, CMOs, CROs, consultants, commercial partners and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could expose us to liability and hurt our reputation.
We are exposed to the risk that our employees, independent contractors, principal investigators, CMOs, CROs, consultants, commercial partners and vendors may engage in fraudulent conduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or disclosure of unauthorized activities to us that violates: (i) FDA laws and regulations, including those laws that require the reporting of true, complete and accurate information to the FDA, (ii) manufacturing standards, (iii) federal, state and foreign data privacy, security, fraud and abuse and other healthcare laws, or (iv) laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, reputational harm, diminished profits and future earnings, and curtailment of our operations.
Risks Related to Our Operations
Our future success depends on our ability to retain our current executive officers and to attract, retain and motivate qualified personnel.
We are highly dependent on our current executive leadership team, including G. Kelly Martin, Chief Executive Officer, Paula Brown Stafford, President and Chief Operating Officer, and other executive officers and principal members of our management and scientific teams. Although we have formal employment agreements with Mr. Martin and Ms. Stafford, these agreements do not prevent them from terminating their employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
Recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given our current financial position, recent actions taken to align our resources with our operating strategy, and the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
Changes to our leadership team could prove disruptive to our operations and have adverse consequences for our business and operating results.
During 2018 and in January 2019, we announced several changes to our executive leadership team. Managing transitions in our executive leadership team may divert our existing management team’s attention from our core operations, and the recent transitions we have experienced may make it more difficult for us to retain existing employees. In addition, the recent transitions we have experienced have increased our dependency on the remaining members of the senior executive team and other key employees within the organization. We have incurred costs related to transitions in our management team, including severance payments, and have required departing executives to agree to certain obligations in their separation agreements. We also expect to incur recruitment costs related to the hiring of new executives from time to time.

Our operating strategy includes the increased use of third-party vendors and strategic partners for the conduct of certain activities, processes, and services that are not part of our primary business strategy, including the large-scale commercial manufacture of our APIs and drug products. If, as a result of the activities, processes, and services being transferred to and performed by third parties and strategic partners, we experience (i) delays or failures (ii) reduced quality, (iii) delayed receipt of goods or services, or (iv) increased and unexpected costs, our clinical development and regulatory timelines and/or our financial position may be adversely affected.
Our operating strategy includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise, with the goals of reducing our internal operating costs and increasing stockholder returns. For example, we have recently engaged a CMO to perform the large-scale manufacture of our active pharmaceutical ingredients (APIs), including NVN1000, and Orion to perform the large-scale manufacture of our formulated drug products containing NVN1000 and other APIs, respectively, for use in late-stage clinical trials and potential commercialization. However, we may not be successful in realizing the intended operating efficiencies from these arrangements based on a number of factors, including (i) delays or failures, (ii) reduced quality, (iii) delayed receipt of goods or services, and (iv) increased and unexpected costs on the part of the third-party vendors or strategic partners. If any of these events occur, we will not be able to reduce our own internal resources, facilities, and infrastructure of capabilities that have historically performed such activities, processes and services, such as our large-scale manufacturing of API that is currently only performed at our facility in Morrisville, North Carolina. There can be no assurance that we will be able to complete the transition to this new operating strategy or that this operating strategy will result in the projected operating efficiencies or that we will be able to direct a greater portion of our capital towards the generation of new technologies and intellectual property.
We have recently taken actions to reduce our internal resources, and we may encounter difficulties in managing our business as a result of these actions, or the attrition that may occur following these actions, which could disrupt our operations. In addition, we may not achieve anticipated benefits from these actions.
In November 2018, we took actions that were intended to reduce our internal resources in order to align with our business and operating strategy. We have experienced additional employee attrition following these actions. As of December 31, 2018, we had 47 full-time employees and one part-time employee. As of February 28, 2019, we had 45 full-time employees and one part-time employee. These actions and any further actions and/or attrition that may occur in the future, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, the actions we have taken and may take in the future may not achieve anticipated benefits or may not enable achievement of our operating strategy. Our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition, our expenses may be more than expected, and we may not be able to implement our business strategy.
Our business involves the use of hazardous materials and we and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our manufacturing activities, and the manufacturing activities of our third-party suppliers and manufacturers, involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates such as nitric oxide and other hazardous compounds. Further, our manufactured drug substance and drug products may be considered hazardous materials under applicable laws and regulations. Our manufacturing activities, whether conducted by us or our third-party suppliers and manufacturers, like all manufacturing processes that utilize hazardous materials, including those under high pressures, must be properly controlled to avoid unintended reactions or other accidents that could cause injury or damage to personnel, equipment or property. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, transportation, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are transported and stored at our suppliers’ or manufacturers’ facilities pending use and disposal. We and our suppliers and manufacturers cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our service providers and others and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the manufacturing controls and safety procedures utilized by us and our third-party suppliers and manufacturers for handling, transporting and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk (i) that the laws and regulations will not restrict our or our third-party suppliers’ or manufacturers’ ability to use, manufacture, store, transport, handle or dispose of such materials or (ii) of accidental contamination or injury from these hazardous materials and processes. If these risks were to materialize, we could experience an interruption of our business operations and we may be held liable for any resulting damages and such liability could exceed our financial resources.
We currently specialize solely in developing nitric oxide-based topical therapeutics for dermatological and oncovirus-mediated diseases, and if we do not successfully achieve regulatory approval for any of our product candidates or successfully commercialize them, we may not be able to continue as a business.
All of our clinical development efforts to date have focused on the development of nitric oxide-based topical therapies. There can be no assurance that the intended or anticipated results from the use of nitric oxide-based therapies will be reaped, and that we, or our existing or potential future commercial partners, will successfully bring our product candidates to market. Because all of our current product candidates are based on nitric oxide and our Nitricil technology, the failure of our Nitricil technology to be safe or efficacious generally will have adverse implications for our entire product candidate pipeline. If, for any reason, our intended use of nitric oxide does not materialize, we may not be able to redeploy our resources to alternative components or raw materials, efficiently or at all.
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
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMPs and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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
Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. For example, the Bipartisan Budget Act of 2018 among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare Part D plans, commonly referred to as the “donut hole.” The Tax Cuts and Jobs Act of 2017, or TCJA, includes a provision repealing, effective January 1, 2019, the tax‑based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. While the Trump Administration and the Centers for Medicare & Medicaid Services have both stated that the ruling will have no immediate effect, and on December 30, 2018 the Texas District Court Judge issued an order staying the judgment pending appeal, it is unclear how this decision, subsequent appeals and other efforts to repeal and replace the ACA will impact the ACA and our business. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.

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
Risks Related to Our Intellectual Property
If we fail to comply with our obligations under any license, collaboration or other agreements, it could have a material adverse effect on our, or potential future commercial partners’, commercialization efforts for our product candidates.
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
Risks Related to Our Financial Results and Obligations and to Our Common Stock
We have incurred significant losses since our inception. We expect to incur losses for at least the next several years and may never achieve or maintain profitability.
Since inception, we have incurred significant operating losses. Our net loss was $36.6 million for the year ended December 31, 2017 and $12.7 million for the year ended December 31, 2018. As of December 31, 2018, we had an accumulated deficit of $172.3 million. As a result of our historical operating losses, current lack of liquidity and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2018 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through the sale of our securities in public offerings, upfront and milestone payments from a licensing agreement, private placements of our preferred stock, convertible notes and proceeds from government research contracts and grants. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that we will continue to incur substantial expenses if and as we:

•	continue to conduct clinical trials for our existing clinical stage product candidates;

•	initiate clinical trials for other future product candidates and new chemical entities;

•	seek regulatory approvals for our product candidates that complete clinical trials;

•	qualify contract manufacturing organizations for the manufacture of drug product for the commercial launch of our product candidates;

•	establish a sales, marketing and distribution infrastructure or partnership to commercialize products for which we may obtain regulatory approval;

•	maintain, expand and protect our intellectual property portfolio;

•	continue our research and development efforts;

•	exercise any development or commercialization rights we may have under any arrangements with collaborators or partners;

•	hire additional scientific, clinical and management personnel;

•	add, modify or enhance executive, operational, financial and management information systems and personnel;

•	incur costs associated with any potential future securities litigation, and the outcome of that litigation; and

•	incur additional legal, accounting and other expenses in operating as a public company.
To become and remain profitable, we must independently, or in collaboration with our current and potential future partners, develop and eventually commercialize a product or products with significant market potential. This development and commercialization will require us or our current and potential future partners to be successful in a range of challenging activities, including successfully completing clinical trials of our product candidates, obtaining regulatory approval for these product candidates, and marketing and selling those products that may obtain regulatory approval. We are only in the preliminary stages of some of these activities. We or our current and potential future partners may never succeed in these activities and may never generate revenues that are significant or large enough to enable us to achieve profitability.
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
We issued warrants to purchase up to 10,000,000 shares of our common stock in January 2018 and these warrants must be revalued each reporting period. Such valuations involve the use of estimates, assumptions, probabilities and application of complex accounting principles that could differ materially from actual results.
On January 9, 2018, we sold an aggregate of 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of our common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. Due to certain provisions contained in the warrant agreement, the warrants are classified as a liability in the accompanying consolidated balance sheets in this Annual Report on Form 10-K. The valuation of the warrant liability is determined using estimates, assumptions, probabilities and application of complex accounting principles. The actual value received by us at the time the warrants are exercised could vary significantly from the value assigned to the warrant liability on a quarterly basis. In addition, the warrant liability is revalued at each reporting period and the resulting non-cash gain or loss is recorded in the accompanying consolidated statements of operations and comprehensive loss in this Annual Report on Form 10-K. We cannot be certain that the valuation of the warrant liability and related unrealized gains and losses recognized each reporting period will not differ significantly from the actual value realized upon exercise or expiration of the warrants, which could significantly affect our reported net losses in future periods. Further, the reported fair value of the warrant liability may not necessarily be representative of what a warrant holder can expect to receive or an interested investor can expect to pay in the marketplace.

In August 2018, our board approved and established the Tangible Stockholder Return Plan, a performance-based long-term incentive plan with two distinct share price targets. We may not be able to achieve the applicable targets, and even if they are achieved, we may not have the financial resources available to make the bonus payments contemplated by the plan.
On August 2, 2018, our board approved and established the Tangible Stockholder Return Plan, or the Performance Plan, which is a performance-based long-term incentive plan.
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price targets for the first and second tranches are $11.17 per share and $25.45 per share, respectively. The bonus pools for the first and second tranche are $25.0 million and $50.0 million, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid. See “Note 11—Tangible Stockholder Return Plan” in Item 8 of this Annual Report on Form 10-K for details regarding the Performance Plan.
Management intends to continue to assess the facts and circumstances, in addition to its capital structure and liquidity, with regards to our potential obligations related to the Performance Plan and the likelihood of future payment. There can be no assurance that we will achieve either or both share price targets during the term of the Performance Plan, that we will have sufficient cash on hand to pay cash bonuses under the Performance Plan at the time any share price target is achieved or within the time frames described above for payment of the bonuses, or that we will receive stockholder approval to pay bonuses in shares of our common stock in lieu of some or all of such cash payment, if sought. These factors may impact our business, financial condition, ability to retain key employees and ability to obtain additional capital. Additionally, because a minimum bonus amount will be paid on a pro-rata basis upon a change in control, the Performance Plan could increase the cost to acquire our company and prevent or delay a change in control.
Our ability to utilize our net operating loss, or NOL, carryforwards may be limited.
As of December 31, 2018, we had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $165.4 million and $164.9 million, respectively. If not utilized, the federal and state NOL carryforwards will begin expiring in 2028 and 2023 for federal and state tax purposes, respectively. Our ability to utilize NOL carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these U.S. tax assets can also be adversely affected by “ownership changes” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, in a three-year period. Any ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders,” as that term is defined for purposes of Section 382 of the Code in any three-year period. Although we have not completed a full analysis under Section 382, our initial public offering, or IPO, combined with our public offering in January 2018 may have resulted in an ownership change as defined in Section 382. Further, we may experience an ownership change in the future as a result of further shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
The price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for our existing stockholders.
Our stock price has in the past been, and is likely to be in the future, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the two-year period from January 1, 2017 to December 31, 2018, the closing sales price of our common stock ranged from a high of $26.86 per share to a low of $0.70 per share. As a result of this volatility, our existing stockholders may not be able to sell their stock at a favorable price. The market price for our common stock may be influenced by many factors, including:

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	potential competition from existing products or new products that may emerge;

•	development of new technologies that may address our markets and may make our technology less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less attractive;

•	announcements by us, our partners or our competitors regarding significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the recruitment or departure of key personnel;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and negative announcements relating to reimbursement levels;

•	public market’s assessment of our ability to raise additional capital;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
A certain degree of stock price volatility can be attributed to limited trading volume; our average daily trading volume during 2018 was approximately 61,000 shares, or less than one percent of the weighted average number of common shares outstanding during that period. This lack of liquidity in the marketplace has and may continue to cause significant volatility in the price of our common stock.
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
We could again be subject to securities class action litigation, which could result in substantial damages and may divert management’s time and attention from our business.
As described in the section entitled “Legal Proceedings” in this Annual Report on Form 10-K, putative stockholder class action lawsuits were filed against us and certain of our current and former directors and officers in 2017. Although the court has dismissed those putative stockholder class actions with prejudice, we have concluded that these matters are closed, and we currently have no other pending or threated litigation against us, we may face similar securities class action litigation in the future. If we face similar litigation again in the future, it could result in substantial costs and a diversion of management’s attention and resources.
Our executive officers, directors and principal stockholders, if they choose to act together, will have the ability to control or significantly influence matters submitted to stockholders for approval.
Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 28% of our outstanding voting common stock as of March 19, 2019. As a result, if these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock that are eligible for sale in the public market, in some cases subject to compliance with the requirements of Rule 144, the trading price of our common stock could decline significantly. As of March 19, 2019, we had approximately 26 million shares of common stock outstanding and exercisable warrants to purchase approximately 10 million shares of common stock outstanding. Certain other of our stockholders hold substantial amounts of our common stock. If substantial amounts of shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
The issuance of shares upon exercise of our outstanding warrants and options may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.
We have outstanding and exercisable warrants and options that if exercised may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock. We presently have warrants to purchase 10 million shares of common stock outstanding and exercisable with an exercise price of $4.66 per share. In addition, we had outstanding and exercisable options to purchase approximately 1.0 million shares of common stock as of December 31, 2018 with a weighted average exercise price of $6.58 per share.
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
In May 2018, we entered into an agreement whereby we, as sublessor, have subleased 6,400 square feet of office space to a third party from our existing facility square footage. As part of our current operating strategy described in the section entitled “Manufacturing and Supplies” of Item 1. Business and the section entitled “Overview-Corporate Updates” of Item 7. Management’s Discussion and Analysis and Results of Operations in this annual report, we continue to explore further opportunities to potentially sublease additional space within our facility. We have recently selected contract manufacturing organizations (CMOs) and have begun transferring the manufacture and production technology for our drug product candidates and our NVN1000 API to these CMOs for clinical development and potential future commercial purposes. Our relationships with the aforementioned third party manufacturers are integral to our operating strategy, which includes an increased utilization of and reliance upon third party vendors and strategic partners. We believe doing so will allow us to reduce our own internal resources, facilities, and infrastructure of manufacturing and related capabilities.
Item 3. Legal Proceedings.
In prior filings, we reported that we were subject to putative stockholder class action lawsuits that were filed in November 2017 in the United States District Court for the Middle District of North Carolina against us and certain of our current and former directors and officers, which were consolidated under the case name In re Novan, Inc. Securities Litigation. The consolidated amended complaint filed by the designated lead plaintiff asserted claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements related to our Phase 3 clinical trials of SB204. On June 14, 2018, we filed a motion to dismiss the consolidated amended complaint. On November 30, 2018, a federal magistrate judge entered an order recommending that the district court grant our motion. The plaintiff filed objections to this recommendation and we filed a response. On January 28, 2019, the district court adopted the magistrate judge’s recommendation, dismissed the action with prejudice and entered judgment in favor of us and against the plaintiff. The plaintiff did not appeal this dismissal and judgment. As such, we have concluded that this matter is closed.
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
Holders
As of March 19, 2019, there were approximately 144 stockholders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
Dividends
We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our equity securities during the fourth quarter of 2018.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “believe,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “may,” “will,” “would,” “could,” “should,” “potential,” “project,” or “estimate,” and similar expressions or variations. Our actual results could differ materially from those anticipated by the forward-looking statements due to important factors and risks including, but not limited to, those set forth in the “Risk Factors” in Part I, Item 1A of this report.
Overview
We are a clinical development-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring anti-microbial and immunomodulatory mechanisms of action to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates.
The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of new chemical entities, or NCEs, and our formulation science, both of which we use to tune our product candidates for specific indications. Our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in a variety of diseases.
We are advancing strategic development programs in the field of dermatology, while also further expanding the platform into women’s health and GI therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We are also conducting preclinical work on NCEs and formulations for oncovirus-mediated diseases in the women’s health field and for inflammatory diseases in the GI field. Further advancement of these development activities is dependent upon our ability to access additional capital from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through equity or debt financings, which could result in dilution. We are actively pursuing these capital sourcing pathways through ongoing business development discussions around our late-stage assets, including SB206 for molluscum, and the broader dermatology platform.
As of December 31, 2018, we had cash and cash equivalents of $8.2 million and positive working capital of $0.3 million. We believe that our existing cash and cash equivalents, including an upfront installment payment which was received from our Japanese market commercial partner in March 2019, will provide us with adequate liquidity to fund our planned operating needs into May 2019. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs. Therefore, we will need to secure additional capital and/or delay, defer, or reduce our cash expenditures by May 2019, including those associated with our product development programs, or to dissolve and liquidate our assets or seek protection under bankruptcy laws. There can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. Refer to the section entitled “Liquidity and Capital Resources” for further discussion of our current liquidity and our current and future funding needs.
During 2018, we focused existing resources and capital on the clinical advancement of our anti-viral (SB206) and anti-inflammatory (SB414) product candidates. We conducted and completed our SB206 Phase 2 trial for the treatment of molluscum. In addition, we completed two complementary Phase 1b clinical trials with SB414 in patients with psoriasis and atopic dermatitis. Also, during 2018, we pursued and received further guidance from the FDA regarding the U.S. regulatory pathway for our SB204 product candidate for the treatment of acne vulgaris.

Key Product Candidate Development Updates
SB206, a Topical Anti-viral Treatment for Viral Skin Infections
We are developing SB206 as a topical anti-viral gel for the treatment of viral skin infections, with a current focus on molluscum contagiosum, a contagious skin infection caused by the molluscipoxvirus. Molluscum is a contagious skin infection caused by the molluscipoxvirus. Molluscum affects approximately six million people in the U.S. annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients that receive treatment are treated with painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.
We believe that observational learnings from an in-licensed topical nitric oxide technology study showing clinically meaningful complete clearance rates of baseline molluscum lesions, combined with our SB206 program knowledge, provided a logical pathway for SB206 development in the molluscum indication. We submitted an investigational new drug application, or IND, to the FDA in December 2017 and initiated a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum in the first quarter of 2018. The Phase 2 multi-center, randomized, double-blind, vehicle-controlled, ascending dose clinical trial evaluated the efficacy, safety and tolerability of SB206 in 256 patients, ages 2 and above, with molluscum. Patients were treated with one of three concentrations of SB206 or vehicle for up to 12 weeks. The primary endpoint is the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. We announced top-line results from this Phase 2 clinical trial in the fourth quarter of 2018. SB206 demonstrated statistically significant results in the clearance of all molluscum lesions at Week 12, with signs of efficacy evident as early as Week 2 with the 12% once-daily dose. The safety and tolerability profiles were favorable overall with no serious adverse events reported, including the most effective dose, SB206 12% once-daily.
With the full results from this Phase 2 trial made available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting and the written minutes received, we target commencing the Phase 3 development program for molluscum including two pivotal clinical trials in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm, subject to obtaining additional financing or strategic partnering. We are completing our clinical development plan for these trials, have engaged a contract research organization, or CRO, for the execution of the pivotal trials and have conducted certain clinical start-up procedures. If we initiate this program in the second quarter of 2019, we target top line results in the first half of 2020. Refer to the section entitled “Liquidity and Capital Resources” for further discussion of our current liquidity and our current and future funding needs.
SB414, a Topical Cream for the Treatment of Inflammatory Skin Diseases
In 2018, we completed two complementary Phase 1b clinical trials with SB414 in patients with atopic dermatitis and psoriasis. The design of these complementary trials was to evaluate the safety, tolerability and pharmacokinetics of SB414. The trials were also designed to assess overall and specific target engagement through a reduction of key inflammatory biomarkers, also known as pharmacodynamic assessment.
We initiated a Phase 1b trial with SB414 in adults with mild-to-moderate atopic dermatitis in December 2017. In the Phase 1b trial, 48 adults with mild-to-moderate atopic dermatitis with up to 30% body surface area at baseline, were randomized to receive one of 2% SB414 cream, 6% SB414 cream, or vehicle, twice daily for two weeks. In the complimentary Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks.
Atopic Dermatitis
We received and analyzed the preliminary top line results from the Phase 1b clinical trials during the second and third quarters of 2018. In the atopic dermatitis trial, Biomarkers from the Th2, Th17 and Th22 inflammatory pathways known to be highly relevant and indicative of atopic dermatitis, including Interleukin-13, or IL-13, IL-4R, IL-5, IL-17A and IL-22, were downregulated after two weeks of treatment with SB414 2%. The changes in Th2 and Th22 biomarkers and clinical efficacy assessed as the percent change in Eczema Area Severity Index scores were highly correlated in the SB414 2% group. Additionally, the proportion of patients achieving a greater than or equal to 3-point improvement on the pruritus (itch) numeric rating scale after two weeks of treatment was greater for patients treated with SB414 2% compared to patients treated with vehicle.
The 2% or 6% doses of SB414 in the trial did not result in any serious adverse events, and SB414 2% was more tolerable with no patients discontinuing treatment in the trial due to application site reactions. SB414 at the 6% dose was not consistently effective in reducing biomarkers across both the atopic dermatitis and psoriasis trials. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours, in both the atopic dermatitis and psoriasis trials. Given the successful downregulation of key biomarkers, favorable tolerability and lack of systemic exposure with SB414 2%, we intend to conduct a Phase 2 trial of SB414 as a treatment for atopic dermatitis and additional exploratory trials in other inflammatory skin diseases, subject to obtaining additional financing or strategic partnering.
Psoriasis
We initiated clinical development of SB414, the Company’s first use of our nitric oxide platform in the field of immunology by dosing the first patient in October 2017 in a Phase 1b clinical trial to evaluate SB414 in a cream for the treatment of psoriasis. Earlier in 2017, we presented mechanistic evidence for SB414, demonstrating a statistically significant reduction in composite psoriasis scores and an inhibition of IL-17A and IL-17F in an animal model.
The purpose of the Phase 1b trial was to evaluate safety and to assess target engagement through a reduction of key pro-inflammatory biomarkers like interleukin-17, or IL-17, before progressing to Phase 2 clinical trials. According to a recent peer-reviewed article in the British Journal of Dermatology, IL-17 is known to be or is likely to be related to the mechanism and severity of a number of inflammatory skin disorders, including psoriasis, acne, atopic dermatitis, rosacea and alopecia areata.
In the Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks. We received and analyzed the preliminary top line results from this Phase 1b clinical trial during the second and third quarters of 2018. SB414 at the 6% dose did not result in any serious adverse events, but SB414 at the 6% dose was not consistently effective in reducing biomarkers across the trial. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours. Based on the results of the Phase 1b trial in psoriasis, we will potentially explore the use of lower doses of SB414 in psoriasis, subject to obtaining additional financing or strategic partnering.
SB204, for the Treatment of Acne Vulgaris
In the second quarter of 2018, we conducted a Type C meeting to further discuss the path forward for our SB204 candidate and possible Phase 3 programs for the treatment of acne vulgaris with the FDA, and the potential for proceeding with a more narrowly defined patient segmentation. In that meeting, our focus was centered specifically on the severe patient population. In the third quarter of 2018, the FDA provided feedback in their minutes on two paths forward for the acne indication, confirming the need for one additional pivotal trial for moderate-to-severe acne patients prior to a NDA submission or, as an alternative, additional preliminary trials for a severe-only patient population.
Following receipt of FDA feedback via written minutes, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We have completed our clinical development plan for this additional trial and have conducted certain initial clinical start-up procedures for a targeted trial initiation during the second half of 2019, subject to obtaining additional financing or strategic partnering.
Business Updates
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato Pharmaceutical Co., Ltd. entered into the second amendment to the initial license agreement dated January 12, 2017, or the Sato Amendment. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. Under the terms of the Sato Amendment, we will receive an upfront payment from Sato of 1.25 billion JPY (approximately $11.1 million USD) to be paid in installments over the subsequent 12 months. We received the first installment of 0.25 billion JPY (approximately $2.2 million USD) in October 2018 and the second installment of 0.5 billion JPY (approximately $4.5 million USD) in March 2019. As part of the revised agreement, the parties adjusted potential future development and regulatory milestone payments, added additional sales-based milestone payments and adopted a tiered royalty structure on net sales of SB204 and SB206 in Japan. While we will work closely with Sato on the progression of these assets, Sato is responsible for funding the development and commercial costs for the programs that are specific to Japan. We expect the upfront installment payments under the amended license agreement to provide funding for a portion of our 2019 operating cash requirements.

Drug Substance and Drug Product Agreements
On October 15, 2018, we established a strategic alliance with Orion, a Finnish full-scale pharmaceutical company with broad experience in manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We plan to transfer the technology for the manufacture of SB204 and intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities. While the initial framework of the agreement enables the manufacture of SB204, the companies plan to evaluate expanding the agreement to include other product candidates for the manufacture of clinical trial materials and, potentially, commercial quantities. Importantly, this alliance is intended to support major global markets in which we and our partners pursue regulatory approvals for our product candidates and complements our present internal capability.
We have selected a preferred CMO to manufacture our API upon completion of the transfer of manufacturing processes and analytical methods. In March 2019, we signed a letter of intent with a full-scale API manufacturer, a CMO, for the production of our proprietary drug substance. The scope of this initial letter of intent includes the process and analytical method transfer necessary to advance the development and large-scale manufacture of our drug substance.
Our relationships with the aforementioned third-party manufacturers are integral to our operating strategy which includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. Our strategic objective is to reduce our own internal resources, facilities, and infrastructure of capabilities that have historically performed such activities, processes and services. While we will incur certain discrete costs as we transition to this new operating strategy, we believe it will ultimately provide operating efficiencies and allow us to direct a greater portion of our capital towards the generation of new technologies and intellectual property.
Advancement in Women’s Health
On October 25, 2018, we announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions. Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. Over the past twelve months, we have progressed our knowledge on the potential to utilize nitric oxide-based products in the field of women’s health, with an emphasis on oncovirus applications and our initial focus centering on persistent high-risk HPV. Central to our effort has been an ongoing, multi-year research collaboration with the University of Alabama-Birmingham studying the effects of nitric oxide-releasing compounds on HPV infections. Published clinical research on high-risk HPV infections has demonstrated a link to the development of malignant lesions and neoplasia, including female cancers in the cervix, vagina, vulva, anus and oral cavity. This foundational science advancement pairs with our previously announced Phase 2 data for the treatment of external genital warts, where SB206 12% demonstrated statistically significant clearance of baseline warts and was generally well-tolerated, provide a specific late stage clinical asset that targets HPV. We believe that our new clinical collaboration with Health Decisions and our ongoing academic research collaboration with the University of Alabama-Birmingham provides us with a differentiated opportunity for advancement in the area of women’s health.
Addition of Gastrointestinal Disease as a Therapeutic Focus
In January 2019, we announced the addition of GI diseases as a therapeutic focus area as part of our overall science and business strategy. This decision is based on the connection between the multi-factorial pathologies of GI diseases and the demonstrable anti-microbial and anti-inflammatory properties of Novan’s nitric oxide technology. Nitric oxide produced in the GI tract regulates many of its functions including the secretion of mucous for protection against physical, chemical, and microbial injury, perfusion of blood through the GI tissue, mitigation of white blood cell adherence to GI tissue to protect from injury and the healing and repair of ulcers. We intend to initially focus on pediatric GI diseases given the favorable safety profile of nitric oxide and our existing pre-clinical and clinical data. We believe that expansion into GI will require minimal initial investment due to our ability to leverage current technology experience and assets.

Corporate Updates
Executive Management Team
During 2018 and early 2019 we repositioned our organizational structure to support our current business strategy and to further strengthen the alignment of our significant scientific and drug development expertise to our short, intermediate and long-term opportunities. In addition to the changes described below, we expect certain targeted repositioning activities will continue during 2019 in alignment with our strategy.

•	In April 2018, G. Kelly Martin was named as our Chief Executive Officer, after serving as our Chief Executive Officer in an interim capacity since June 2017.
In August 2018, we entered into an employment agreement with Mr. Martin that includes compensatory terms for his services as our Chief Executive Officer. Like the Performance Plan, as described below, our board designed the terms of the employment agreement so that the majority of Mr. Martin’s potential compensation is aligned with and subject to the achievement of stockholder value creation through (i) participation in the Performance Plan and (ii) stock appreciation rights granted pursuant to our 2016 Incentive Award Plan, subject to future stockholder approval. In addition, Mr. Martin will receive an annual base salary and received a one-time signing bonus but will not receive an annual target cash bonus, annual equity awards or any other discretionary bonuses other than awards that may be granted under the Performance Plan. Mr. Martin’s employment agreement will expire on February 1, 2020 and his employment will end, unless otherwise agreed to in writing prior to the expiration date.

•	In January 2019 we announced the following:

◦	Paula Brown Stafford was promoted to President and the newly created role of Chief Operating Officer while remaining a member of the Board of Directors.

◦
Dr. Carri Geer was promoted to Senior Vice President and Chief Technology Officer of Novan and will be responsible for integrating formulation and analytical science with clinical translation in order to modify existing molecules and generate NCE opportunities.

◦
Dr. Elizabeth Messersmith, Senior Vice President, was promoted to the role of Chief Development Officer with oversight of the clinical, medical, statistical, and regulatory activities of the Company. Dr. Messersmith joined us in the role of Senior Vice President of Clinical Operations in May 2018.

◦
John M. Gay was promoted to Vice President of Finance and was appointed to serve as our Principal Financial Officer and Corporate Secretary, while continuing to serve as Corporate Controller. Mr. Gay joined us in the role of Senior Director of Finance, Corporate Controller in May 2018.

◦
Dr. Nathan Stasko stepped down as President and from the Board of Directors, as contemplated by his amended and restated employment agreement to occur following the appointment of G. Kelly Martin as Chief Executive Officer. Dr. Stasko subsequently resigned from all of his positions with the Company, including as Chief Scientific Officer.

◦
Jeff N. Hunter, our former Executive Vice President and Chief Business Officer, resigned from the Company, including from serving as our principal financial officer and Corporate Secretary, effective January 31, 2019. We entered into a consulting agreement with Mr. Hunter, which provides that Mr. Hunter will provide supporting consulting services related to two ongoing corporate development projects through September 30, 2019.

To support the current business strategy and to expand our expertise in scientific translation and overall drug development, we continue to promote talent from within the organization as well as selectively add professionals from outside the Company.
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

In August 2018, our board of directors approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan, or the Performance Plan. We believe that the Performance Plan will help us attract, retain and incentivize the highly qualified resources that are and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our historical practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Incentive Award Plan at the then current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment) are achieved.
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
See “Note 11—Tangible Stockholder Return Plan” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Performance Plan.
Financial Overview
Since our inception in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through December 31, 2018, we have raised total equity and debt proceeds of $184.0 million to fund our operations, including $35.2 million in net proceeds from the January 2018 Offering. Other historical forms of funding have included payments received from licensing and supply arrangements, government research contracts and grants and contract development manufacturing services. We have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2018, we had an accumulated deficit of $172.3 million. We incurred net losses of $12.7 million and $36.6 million in the years ended December 31, 2018 and 2017, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
We expect that we will continue to incur substantial expenses as we continue clinical trials and preclinical studies for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. Presently, we only have sufficient cash to fund our operations until May 2019. As a result, we need substantial additional funding to support our planned and future operating activities. Adequate future funding may not be available to us on acceptable terms, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. Additionally, we expect future advancement of our product candidates to occur after the formation of partnering, collaborations, licensing, grants or other strategic relationships or through equity or debt financings. Our failure to enter into such relationships, or our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents or to dissolve and liquidate our assets or seek protection under bankruptcy laws. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. As further discussed in our audited consolidated financial statements and related footnotes included in this Annual Report on Form 10-K, these matters raise substantial doubt about our ability to continue as a going concern.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
Components of our Results of Operations
Revenue
License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Amended Sato Agreement, including a non-refundable $10.8 million upfront payment received in January 2017, a milestone payment of approximately $2.2 million that we received in the fourth quarter of 2018 related to Sato’s initiation of a Phase 1 trial in Japan in the third quarter of 2018, and a payment in October 2018 of $2.2 million (or 0.25 JPY), representing the first installment of an upfront payment of 1.25 billion JPY in accordance with the Sato Amendment. This consideration is being recognized on a straight-line basis over the estimated performance period of approximately 7.5 years, from February 2017 through the third quarter of 2024. The material terms of the Amended Sato Agreement and related revenue recognition are described above and within “Note 4—Licensing Arrangements” and “Note 5 —Revenue Recognition” to our consolidated financial statements included in this Annual Report on Form 10-K.
Research and development services revenue is associated with the master development services and clinical supply agreement and related statements of work we entered into with KNOW Bio, or collectively the KNOW Bio Services Agreement. Under the KNOW Bio Services Agreement, we provided certain development and manufacturing services to KNOW Bio in exchange for service fees. We recognized approximately $0.4 million of services revenue during the year ended December 31, 2017. In January 2018, upon request by KNOW Bio, we stopped performing remaining development or manufacturing services contemplated under the KNOW Bio Services Agreement.
We adopted the new revenue recognition standard, Accounting Standards Codification, or ASC, Topic 606, which became effective January 1, 2018. Effective January 1, 2018, we adopted the new guidance on revenue recognition under Topic 606, using the full retrospective adoption method. Under this method, we revised our consolidated financial statements for prior period amounts, as if Topic 606 had been effective for such periods. See “Note 1—Organization and Significant Accounting Policies” and “Note 5 —Revenue Recognition” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for details regarding the adoption of the new standard.
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
From inception through December 31, 2018, we have incurred approximately $136.9 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates, as well as costs incurred to generate research and development services revenue. The table below sets forth our external research and development expenses incurred for current product candidates and unallocated internal research and development expenses for the years ended December 31, 2018 and 2017. All research and development salaries and related personnel costs, as well as certain manufacturing costs, facilities expenses and costs incurred to generate research and development services revenue, are included in unallocated internal research and development expenses.

	Year Ended December 31,
	2018	2017
	(in thousands)
External:
SB204	$1,116	$7,000
SB206	5,107	527
SB208	—	386
SB414	1,772	2,757
Other programs	—	254
Unallocated internal research and development expenses	15,050	14,288
Total research and development expenses	$23,045	$25,212
We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on our current clinical programs and our future pipeline development. Major clinical and preclinical development activities conducted during the year ended December 31, 2018 are summarized as follows:

•
For SB204, we completed a preclinical long-term carcinogenicity study and began preparing for manufacture of clinical trial materials associated with the anticipated clinical trial program described in the preceding section entitled “Overview—Key Product Candidate Development Updates.”

•
For SB206, we conducted and completed a Phase 2 clinical trial for the treatment of molluscum contagiosum and announced positive top-line results in the fourth quarter of 2018. We were subsequently granted an end-of-Phase 2 meeting with the FDA in early March 2019 to enable us and the FDA to agree on a Phase 3 development plan for molluscum with SB206 12% once-daily as the active treatment arm. We also conducted certain preclinical activities evaluating SB206’s potential as a therapy for HPV-associated sexually transmitted infections.

•	For SB414, we conducted and completed two Phase 1b clinical trials to evaluate SB414 cream for the treatment of psoriasis and atopic dermatitis.
We expect to incur substantial research and development expenses in the future as we develop our clinical product candidates, and for other existing or future product candidates. In particular, with our existing, and any potential additional capital resources, we expect to continue to incur substantial external development service provider fees and other research and development costs in 2019. Although we expect to incur substantial external research and development expenses for strategic activities, including: (i) a potential Phase 3 study for molluscum; (ii) a potential Phase 2 study for atopic dermatitis; (iii) continued progression of the expected and potential transfer activities of drug product and API manufacturing to one or more third party CMOs; and (iv) costs related to a potential Phase 3 trial for acne vulgaris, all such expected future costs are predicated on our ability to secure additional capital through equity or debt financings or through non-dilutive sources, including partnerships, collaborations or other strategic relationships currently being explored. We may decide to revise our plans or the related timing, depending on information we learn through our research and development activities, our ability to access additional capital, our ability to enter into strategic arrangements and our financial priorities.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including share-based compensation and travel expenses for personnel in our executive, finance, corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, insurance coverage and professional services fees for auditing, tax, general legal, litigation defense and other corporate and administrative services.

We expect to continue to incur substantial general and administrative expenses in 2019 in support of our product development operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities. However, we do expect litigation defense fees to decrease during 2019 as we have concluded that the putative stockholder class action lawsuits, as described in the section entitled “Legal Proceedings” of this Annual Report on Form 10-K, are substantially complete.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) fair value adjustments to our warrant liability; (ii) lease interest expense on our primary facility lease financing obligation; (iii) interest income earned on cash and cash equivalents; and (iv) other miscellaneous income and expenses. We expect to continue to incur interest expense on our primary facility lease financing obligation during 2019 and through the remainder of the initial lease term that expires in 2026 and expect continued fluctuations in the fair value of the warrant liability, based primarily on fluctuations in the market value of our common stock.
Results of Operations
Comparison of the Years Ended December 31, 2018 and 2017
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$5,982	$2,271	$3,711	163%
Research and development services revenue	9	375	(366)	(98)%
Total revenue	5,991	2,646	3,345	126%
Operating expenses:
Research and development	23,045	25,212	(2,167)	(9)%
General and administrative	11,507	13,113	(1,606)	(12)%
Total operating expenses	34,552	38,325	(3,773)	(10)%
Operating loss	(28,561)	(35,679)	7,118	(20)%
Other income (expense), net:
Interest income	297	87	210	241%
Interest expense	(1,047)	(1,048)	1	—%
Change in fair value of warrant liability	16,566	—	16,566	*
Other income, net	72	19	53	279%
Total other income (expense), net	15,888	(942)	16,830	(1787)%
Net loss and comprehensive loss	$(12,673)	$(36,621)	$23,948	(65)%
* Not Meaningful
Revenue
License and collaboration revenue of $6.0 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Sato agreement that was entered into during the first quarter of 2017, and the modification related to the Sato agreement on October 5, 2018. Research and development services revenue of $0.4 million for the year ended December 31, 2017 was associated with the development services performed under the KNOW Bio Services Agreement. See “Note 2—KNOW Bio, LLC” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the sublicense agreement and our assessment of KNOW Bio under the variable interest consolidation model pursuant to FASB ASC 810, Consolidation.

Research and development expenses
Research and development expenses were $23.0 million for the year ended December 31, 2018, compared to $25.2 million for the year ended December 31, 2017. The decrease of $2.2 million, or 9% was primarily due to the completion of certain clinical trials in our active development programs, including the two parallel Phase 3 pivotal trials and the long-term safety trial in the SB204 program, which resulted in a decrease of $5.9 million, the Phase 2 clinical trial for SB208, which resulted in a decrease of $0.4 million, and the two Phase 1b trials for SB414, which resulted in a decrease of $1.0 million. These program costs were partially offset by an increase of $4.6 million in our SB206 program as we conducted a Phase 2 clinical trial in molluscum contagiosum in 2018.
We also had an increase in unallocated internal research and development expenses of $0.8 million due to a $1.9 million increase in facility, manufacturing, material and related consulting costs, which was offset by a $1.1 million decrease in research and development personnel costs. The increase of $1.9 million in facility, manufacturing, material and related consulting costs is associated with certain activities in 2018 that focused on optimizing the safety, quality and efficiency of our drug substance and drug product manufacturing capabilities, including our initial preparations to begin technical transfer of manufacturing methods and processes to third parties. The $1.9 million increase in facility, manufacturing, material and related consulting costs consists of (i) an increase in depreciation and asset write-offs of $0.4 million, (ii) purchases and testing of raw materials of $0.5 million and (iii) third-party manufacturing and facility consulting costs of $1.0 million, including $0.6 million paid to Cilatus BioPharma AG, or Cilatus. Cilatus is majority-owned by Malin Corporation plc. Malin Corporation plc is the parent company of Malin Life Sciences Holdings Limited (“Malin”), which beneficially owns approximately 10% of our outstanding common stock. The $1.1 million decrease in personnel costs consists of (i) a decrease in non-cash stock compensation expense of $0.6 million, (ii) a decrease of $0.4 million related to decreased personnel and related costs to support and administer our active development programs and (iii) a decrease of $0.1 million in personnel recruiting costs. The $0.6 million decrease in non-cash stock compensation expense was partially related to certain discrete charges of $0.4 million during the year ended December 31, 2017 as stock option vesting was accelerated and other stock options were forfeited upon departure of certain former research and development personnel.
General and administrative expenses
General and administrative expenses were $11.5 million for the year ended December 31, 2018, compared to $13.1 million during the year ended December 31, 2017. The decrease of approximately $1.6 million, or 12% was primarily due to a $0.7 million decrease in general and administrative personnel and related costs, a $0.3 million decrease in professional services and other administrative costs necessary to support our operations as a public company, a $0.5 million decrease in market research and related costs and a $0.1 million decrease in general corporate costs.
The $0.7 million decrease in general and administrative personnel and related costs is primarily due to a decrease in salary and benefits cost of $0.4 million and reduced non-cash stock compensation expense of $0.9 million, offset by a one-time signing bonus of $0.6 million in accordance with the employment agreement with our chief executive officer executed in the third quarter of 2018. The decrease in non-cash stock compensation expense is primarily due to the amortization of awards with lower grant-date fair values during the year ended December 31, 2018.
Other income (expense), net
Other income (expense), net was $15.9 million income for the year ended December 31, 2018, compared to $0.9 million expense for the year ended December 31, 2017. The other income increase of approximately $16.8 million was due to the change in fair value of the warrant liability of $16.6 million and an increase in interest income of $0.2 million. See “Note 9—Warrants” to the accompanying consolidated financial statements for further discussion of the terms and accounting treatment of the warrants.

Liquidity and Capital Resources
Since our inception through December 31, 2018, we have financed our operations primarily with $184.0 million in net proceeds from the issuance and sale of equity securities and convertible debt securities, including $35.2 million in net proceeds from the sale of common stock and accompanying warrants in the January 2018 offering and $44.6 million in net proceeds from the sale of common stock in our 2016 initial public offering. Other historical forms of funding have included payments received from licensing and supply arrangements and government research contracts and grants. We received an upfront payment of approximately $10.8 million following the execution of the Sato Agreement in the first quarter of 2017 for the exclusive right to develop, use and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris. In addition, we received a milestone payment of approximately $2.2 million in the fourth quarter of 2018, related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018. Under the terms of the Sato Amendment which expanded the Sato Agreement to include SB206, we also received a payment of $2.2 million (or 0.25 billion JPY) in October 2018 and a payment of $4.5 million (or 0.5 billion JPY) in March 2019, representing the first and second installments of an upfront payment of 1.25 billion JPY. The remaining installment of 0.5 billion JPY is payable on September 13, 2019.
As of December 31, 2018, we had $8.2 million of cash and cash equivalents and positive working capital of $0.3 million. We believe that cash on hand as of December 31, 2018, together with an upfront installment payment which was received from our Japanese market commercial partner in March 2019, will provide us with adequate liquidity to fund our planned operating needs into May 2019. As described in the section below entitled “Capital Requirements,” we have concluded that the prevailing conditions and ongoing liquidity risks we face raise substantial doubt about or ability to continue as a going concern. We need substantial additional funding to continue our operating activities and make further advancements in our drug development programs.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
January 2018 Offering
On January 9, 2018, we completed a public offering of our common stock and warrants under our effective shelf registration statement. We sold an aggregate of 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of our common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. The warrant exercise price is $4.66 per share and the warrants will expire four years from the date of issuance. Net proceeds from the offering were approximately $35.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.8 million.
The warrants sold in the January 2018 Offering are classified as a liability in the accompanying consolidated balance sheets and the warrant liability is recorded at fair value and is re-valued each reporting period, with adjustments to fair value recognized in the consolidated statements of operations and comprehensive loss. As of January 9, 2018, the date the warrants were issued, the warrants were recorded at fair value which approximated $17.8 million. The fair value of the warrants decreased to approximately $1.2 million as of December 31, 2018, which resulted in the recognition of a non-cash unrealized gain of $16.6 million for the year ended December 31, 2018. The decrease in the fair value of the warrant liability and the corresponding non-cash gain recognized during the year ended December 31, 2018 is primarily due to the decrease in the market price of our underlying common stock from the date of issuance to December 31, 2018. We will continue to adjust the fair value of the warrant liability each reporting period during the remaining contractual life of the warrants and the resulting non-cash unrealized gains or losses may have a significant effect on our reported net losses in future periods. The warrants’ terms and accounting treatment are described further in “Note 9—Warrants” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
We have not listed the warrants on an exchange but warrant holders have transacted through dealer networks within the OTC market on a sporadic basis. The transaction price range observed in the OTC market includes prices that are higher and lower than those estimated using the valuation model that approximates a Monte Carlo simulation model, which estimated a fair value of $0.12 and $1.78 per warrant as of December 31, 2018 and January 9, 2018, respectively. Because of the limited trading volumes currently occurring in the OTC market, the published transaction prices cannot be used to estimate fair value of the warrant liability under accounting principles generally accepted in the United States, or U.S. GAAP. However, we believe the pricing disparity observed between our fair value estimate and the limited OTC market transactions indicates that the estimated fair value of the warrant liability value is subject to change in the future and may not necessarily be representative of what a warrant holder can expect to receive or an interested investor can expect to pay in the marketplace.

Facility Lease Financing
Our approximately 51,000 square foot leased facility in Morrisville, North Carolina serves as our corporate headquarters and sole research, development and manufacturing facility. We have accounted for the lease for this facility as a capitalized asset and a corresponding facility financing obligation on our balance sheets. We began recognizing interest expense associated with this financing obligation in the first quarter of 2017, following completion of the build-out phase in December 2016. See “Note 1—Organization and Significant Accounting Policies” and “Note 7—Commitments and Contingencies” to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the accounting for this lease.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(28,625)	$(29,857)
Investing activities	$(1,058)	$(2,142)
Financing activities	35,353	(88)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,670	$(32,087)

Net Cash Used in Operating Activities
During the year ended December 31, 2018, net cash used in operating activities was $28.6 million and consisted primarily of a net loss of $12.7 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.7 million, share-based compensation expense for both equity-based and liability-based awards of $2.2 million, decrease in fair value of warrant liability of $16.6 million and a net decrease related to changes in assets and liabilities of $3.4 million. The net decrease in assets and liabilities was primarily due to a $0.7 million decrease in accrued compensation following the payment of annual employee bonuses in the first quarter of 2018, a $1.3 million decrease in other accrued expenses following the payment of various accrued expenses during the period, including $0.2 million in travel costs paid to Malin (as reimbursement of out-of-pocket expenses for our CEO and a number of Malin employees who supported us with certain strategic and tactical initiatives and activities in 2017), and a $1.6 million decrease in deferred revenue associated with the continued recognition of licensing revenues from the Amended Sato Agreement during 2018. These decreases were partially offset by a favorable change in prepaid expenses and other current assets, other assets and accounts payable of $0.2 million.
During the year ended December 31, 2017, net cash used in operating activities was $29.9 million and consisted primarily of a net loss of $36.6 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.4 million, stock-based compensation expense of $3.8 million and a favorable change in assets and liabilities of $1.5 million. The favorable net change in assets and liabilities was primarily due to receipt of an upfront payment of $10.8 million following execution of the Sato Agreement. This increase was partially offset by decreases in accounts payable and accrued expense balances associated with our outside research and development activities during the period, including a $4.3 million decrease in accrued outside research and development services. The decrease in payables and accruals for these services was primarily related to the completion of the Phase 3 pivotal trials and long-term safety trial in our SB204 program and the Phase 2 clinical trial in our SB206 program for external genital and perianal warts. In addition, we had approximately $0.2 million in accrued severance costs as of December 31, 2017, which we settled through cash disbursements during the first half of 2018.
Net Cash Used in Investing Activities
During the year ended December 31, 2018, net cash used in investing activities was $1.1 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.
During the year ended December 31, 2017, net cash used in investing activities was $2.1 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.
Net Cash Provided by Financing Activities
During the year ended December 31, 2018, net cash provided by financing activities was $35.4 million, consisting primarily of net proceeds from the January 2018 Offering after deducting underwriting discounts and offering expenses.

During the year ended December 31, 2017, net cash used in financing activities was $0.1 million, consisting primarily of deferred offering costs of $0.2 million, which were partially offset by proceeds from the exercise of stock options of $0.1 million.
Capital Requirements
As of December 31, 2018, we had cash and cash equivalents of $8.2 million and positive working capital of $0.3 million. As of the date of this filing, we believe that our existing cash and cash equivalents, including an upfront installment payment which was received in March 2019 from Sato, our Japanese market commercial partner, will provide us with adequate liquidity to fund our planned operating needs into May 2019. We are utilizing our existing capital resources to fund the ongoing and near-term development activities, as described in the “Overview” section above. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs. Therefore, we will need to secure additional capital and/or delay, defer, or reduce our cash expenditures by May 2019, including those associated with our product development programs, or to dissolve and liquidate our assets or seek protection under bankruptcy laws. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders.
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin any commercialization activities of any approved products. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business.
Our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, and/or the issuance of debt or equity securities, which could result in dilution. We may revise our activities or their timing depending on the availability of additional funding, partnership opportunities and our financial priorities. Throughout 2018, we have been exploring potential non-dilutive business development activities around clinical-stage assets in our platform, including various geographic and indication-specific opportunities. In October 2018, we expanded our partnership with Sato to include our topical nitric oxide-releasing product candidate SB206 for the treatment of viral skin infections including warts and molluscum contagiosum.
As we continue to attempt to raise additional capital, there can be no assurance that we will be able to obtain it on terms acceptable to us, on a timely basis, or at all. A failure to obtain sufficient funds on acceptable terms when needed could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of December 31, 2018, we had an accumulated deficit of $172.3 million and there is substantial doubt about our ability to continue as a going concern.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount or timing of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs, results, and evaluation of results of trials for our clinical-stage product candidates, including trials conducted by us or potential future partners;

•	the progress, timing, costs and results of development and preclinical study activities relating to other potential applications of our nitric oxide platform;

•	the number and characteristics of product candidates that we pursue;

•	our ability to enter into strategic relationships to support the continued development of certain product candidates and the success of those arrangements;

•	our success in optimizing the size and capability of our current manufacturing facility and related processes to meet our strategic objectives;

•	our success in the technical transfer of methods and processes related to our drug substance and drug product manufacturing with our current and/or potential future contract manufacturing partners;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the occurrence and timing of potential development and regulatory milestones achieved by Sato, our licensee for SB204 and SB206 in Japan;

•	the terms and timing of any future collaborations, licensing, consulting, financing or other arrangements that we may enter into;

•
the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;

•	the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights;

•	defending against intellectual property related claims;

•	the costs associated with any potential future securities litigation, and the outcome of that litigation;

•	the extent to which we in-license or acquire other products and technologies; and

•	subject to receipt of marketing approval, revenue received from commercial sales or out licensing of our product candidates.
We also expect to incur capital expenditures as we continue to invest in information technology systems and equipment to meet our strategic objectives, including at our corporate headquarters and manufacturing facility in Morrisville, North Carolina.
Contractual Obligations and Contingent Liabilities
Facility financing lease
We entered into a lease agreement in August 2015 for a facility totaling approximately 51,000 square feet in Morrisville, North Carolina and began to occupy and utilize the facility in October 2016. The term of the lease commenced April 1, 2016 and terminates June 2026. The remaining estimated lease payments for this facility over the term of the lease are approximately $9.7 million. Monthly rental payments will be allocated between principal and interest expense associated with the facility financing obligation, as well as grounds rent expense of $8 per month.
We have accounted for this lease as a capitalized asset and a corresponding facility financing obligation on our balance sheets. See “Note 1—Organization and Significant Accounting Policies” and “Note 7—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for further discussion of the accounting for this lease.
Amended Sato Agreement
Pursuant to the Amended Sato Agreement, we are obligated to supply Sato with all quantities of licensed products required by Sato for their development activities in Japan. As part of the Amended Sato Agreement, we and Sato also agreed to negotiate a commercial supply agreement pursuant to which we or a third party contract manufacturer would be the exclusive supplier to Sato of the API of licensed products for the commercial manufacture of licensed products in the licensed territory. Additionally, we have agreed to perform certain oversight, review and supporting activities for Sato, including: (i) using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the U.S, (ii) sharing all future scientific information we may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206, (iii) performing certain additional pre-clinical studies if such studies are deemed necessary by the Japanese regulatory authority, up to and not to exceed a total cost of $1.0 million, and (iv) participating in a joint committee that oversees, reviews, and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, we have granted Sato the option to use our trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to our approval of such use. We cannot estimate if, when or in what amounts such payments will become due under the Amended Sato Agreement.

The intellectual property rights granted to Sato under the Sato Agreement include certain intellectual property rights which we have licensed from UNC. Under our license agreement with UNC described in “Note 3—Research and Development Licenses,” we are obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, we are obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.
We had also previously entered into an agreement with a third party to assist us in exploring the licensing opportunity which led to the execution of the Sato Agreement. We are obligated to pay the third party a low-single-digit percentage of all upfront and milestone payments the Company receives from Sato under the Amended Sato Agreement.
We have accrued certain fees that we will pay to UNC and a third party in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2018, we had recorded capitalized contract acquisition costs of $0.6 million in other assets and had accrued $0.4 million in the accompanying consolidated balance sheets. For the years ended December 31, 2018 and 2017 we paid fees totaling $0.1 million and $0.3 million, respectively.
See “Note 5—Revenue Recognition” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Amended Sato Agreement.
Amendments to Sublicense Agreements with KNOW Bio
Pursuant to the terms of the amendments to the KNOW Bio Agreements that we entered in October 2017, we re-acquired from KNOW Bio exclusive, worldwide rights under certain U.S. and foreign patents and patent applications controlled by us as of the execution date of the KNOW Bio Agreements, and patents and patent applications which became controlled by us during the three years immediately following the execution date of the KNOW Bio Agreements, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses, or the Oncovirus Field. KNOW Bio also granted to us an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three years immediately following the execution date of the KNOW Bio Agreements and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, to develop and commercialize products for use in the Oncovirus Field. Additionally, KNOW Bio agreed that KNOW Bio would not commercialize any products in the Oncovirus Field during the first three years following the execution date of the KNOW Bio Agreements. The three-year period in which new patents and patent applications are added to the exclusive license and the three-year term of the commercialization non-compete both expired on December 29, 2018.
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

The rights granted to us in the Oncovirus Field in the KNOW Bio Amendments continue for so long as there is a valid patent claim under the KNOW Bio Agreements, and upon expiration continue on a perpetual non-exclusive basis, and are subject to the termination rights of KNOW Bio and us that are set forth in the KNOW Bio Agreements. In addition, under the KNOW Bio Amendments, KNOW Bio may terminate the rights granted to us in the Oncovirus Field if: (i) we do not file a first IND with the FDA for a product in the Oncovirus Field by October 2020; or (ii) we do not file a first NDA with the FDA by October 2025 for a product in the Oncovirus Field and does not otherwise have any active clinical programs related to the Oncovirus Field at such time. We also obtained a three-year exclusive option, subject to payment of separate option exercise fees, to include up to four additional specified oncoviruses in the Oncovirus Field.
See “Note 2—KNOW Bio, LLC” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the sublicense agreement and our assessment of KNOW Bio under the variable interest consolidation model pursuant to FASB ASC 810, Consolidation.
Tangible Stockholder Return Plan
In August 2018, our board of directors approved and established the Performance Plan. We believe that the Performance Plan will help us attract, retain and incentivize the highly qualified resources that are and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our historical practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Incentive Award Plan at the then current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment) are achieved.
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
See “Note 11—Tangible Stockholder Return Plan” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the Performance Plan.
Stock Appreciation Rights
On August 8, 2018, we entered into an employment agreement with G. Kelly Martin. The employment agreement provided for 1,000,000 stock appreciation rights, or SARs, granted on a contingent basis that shall be considered irrevocably forfeited and voided in full if we fail to obtain stockholder approval for an amendment to the 2016 Plan to allow such stock award. If such approval is not obtained, we will pay Mr. Martin the cash equivalent of the value of the SARs.
The SARs entitle Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of our common stock on the date of exercise less the exercise price of $3.80 per share. The SARs have an expiration date of February 1, 2020 and will vest in full on such date. The SARs will be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remains continuously employed with us through such date unless vesting is otherwise expressly accelerated pursuant to the SAR agreement.

See “Note 10—Share-Based Compensation” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information on the SARs.
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
Net Operating Loss and Research and Development Tax Credit Carryforwards
As of December 31, 2018, we had federal and state net operating loss carryforwards of approximately of $165.4 million and $164.9 million, respectively. The net operating loss carryforwards begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. We have research and development tax credits of approximately $6.9 million to offset future federal taxes. These credits begin to expire in 2028.
We record a valuation allowance to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that we will not recognize some or all of the deferred tax assets. We have had a history of net losses since inception, and, as a result, we have established a 100% valuation allowance of $46.6 million for our net deferred tax assets as of December 31, 2018. If circumstances change and we determine that we will be able to realize some or all of these net deferred tax assets in the future, we will record an adjustment to the valuation allowance.
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
Revenue Recognition
Beginning in 2017, we began to generate revenue from (i) non-refundable upfront fees, milestone payments and royalties earned under license agreements and (ii) providing research and development services.
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective adoption method and established our revenue recognition accounting policy pursuant to this new standard. See “Note 1—Organization and Significant Accounting Policies” and “Note 5—Revenue Recognition” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information and accounting considerations related to revenue recognition, including revenue recognition pertaining to licensing arrangements.
Licensing Arrangements
We entered into a licensing arrangement with Sato in the first quarter of 2017, and a second amendment to the initial license agreement with Sato in October 2018, and may enter into additional licensing arrangements in the future, in exchange for non-refundable upfront payments and potential future milestone and royalty payments.
If the license of our Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the estimated performance period and the appropriate method of measuring progress during the performance period for purposes of recognizing revenue. We re-evaluate the estimated performance period and measure of progress each reporting period and, if necessary, adjust related revenue recognition accordingly.
At the inception of each arrangement that includes development milestone payments, we evaluate whether the milestones are considered probable of being reached and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which we recognize revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, we re-evaluate the probability of achievement of such development milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license and collaboration revenue and earnings in the period of adjustment.

Amounts received prior to satisfying all revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets.
Research and Development Services
After assessing revenue according to the five-step model of ASC 606, we determined that contract research and development services revenue should be recognized in the period in which the services are performed.
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
Fair Value Measurements
Warrant Liability
On January 9, 2018, we issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $4.66, which expire four years from the date of issuance. The warrants include certain provisions that provide the warrant holder with the optional right to settle any unexercised warrants for cash in the event of a fundamental transaction, as defined in the warrant agreement and associated form of warrant. Due to this provision, the warrants are recorded as a liability on our consolidated balance sheet at the estimated fair value on the date of issuance and are re-valued as of each subsequent reporting period with adjustments to the fair value recognized as an unrealized gain or loss within our consolidated statements of operations and comprehensive loss.
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

See “Note 9—Warrants” for the significant assumptions used in estimating the fair value of the warrants and see “Note 1—Organization and Significant Accounting Policies” for our accounting policy pertaining to the fair value of financial instruments, both of which are notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Share-Based Compensation
Determination of the Fair Value of Stock-based Compensation Grants
We record the fair value of stock options, and other stock-based compensation issued to employees and non-employees as of the grant date as stock-based compensation expense. We typically recognize compensation expense over the requisite service period, which is typically the vesting period. We recorded non-cash stock-based compensation expense for employee and nonemployee stock option grants of $2.2 million and $3.8 million for the years ended December 31, 2018 and 2017, respectively.
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

See “Note 10—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2018 and 2017.
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
ASC 718 requires that a liability-based award should be classified as a liability on our consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on our consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end with adjustments to the fair value recognized as share-based compensation expense within operating expenses in the consolidated statements of operations.
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
Our estimates underlying the assumptions used in the Monte Carlo simulation valuation model are subject to risks and uncertainties and may change over time. Such changes could have a significant effect on our reported net losses in future periods. See “Note 11—Tangible Stockholder Return Plan” for the significant assumptions used in estimating the fair value of the Performance Plan and see “Note 1—Organization and Significant Accounting Policies” for our accounting policy pertaining to the fair value of financial instruments, both of which are included in the notes to our consolidated financial statements in this Annual Report on Form 10-K.
Stock Appreciation Rights
Stock appreciation rights (“SARs”) that include cash settlement features are accounted for as liability-based awards pursuant to ASC 718 Share Based Payments. The fair value of such SARs is estimated using a Black-Scholes option-pricing model on each financial reporting date using expected volatility, risk-free interest rate, expected life and fair value per share assumptions.
The fair value of each liability award is estimated with a valuation model that uses certain assumptions, such as the award date, expected volatility, risk-free interest rate, expected life of the award and fair value per share assumptions. Due to limited historical data, we estimate stock price volatility based on the actual volatility of comparable publicly traded companies over the expected term. In evaluating similarity, we considered factors such as industry, stage of life cycle, financial leverage, size and risk profile. The expected term for liability-based awards is the estimated contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the award. See “Note 10—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for the significant assumptions used in estimating the fair value of SARs.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

NOVAN, INC.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Novan, Inc.
Morrisville, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Novan, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, on January 1, 2018, the Company adopted Accounting Standards Codification Topic 606 - Revenue From Contracts with Customers using the full retrospective method.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has not generated significant revenue or positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
Raleigh, North Carolina
March 27, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Novan, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Novan Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive loss, of stockholders’ Equity (Deficit) and of cash flows for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Raleigh, North Carolina
March 27, 2018, except for the change in the manner in which the Company accounts for revenue from contracts with customers discussed in Note 1 to the consolidated financial statements, as to which the date is March 27, 2019

We served as the Company’s auditor from 2014 to 2018.

NOVAN, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$8,194	$2,524
Deferred offering costs	49	297
Prepaid expenses and other current assets	1,107	883
Total current assets	9,350	3,704
Restricted cash	539	539
Intangible assets	75	75
Other assets	530	192
Property and equipment, net	15,868	16,624
Total assets	$26,362	$21,134
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,250	$479
Accrued compensation	1,467	2,168
Accrued outside research and development services	563	1,392
Accrued legal and professional fees	498	504
Other accrued expenses	871	1,700
Deferred revenue, current portion	4,401	2,631
Capital lease obligation, current portion	11	11
Total current liabilities	9,061	8,885
Deferred revenue, net of current portion	2,566	5,946
Capital lease obligation, net of current portion	10	21
Warrant liability	1,240	—
Other long-term liabilities	289	—
Facility financing obligation	7,998	7,998
Total liabilities	21,164	22,850
Commitments and contingencies (Notes 3, 4, 7, 10 and 11)
Stockholders’ equity (deficit):
Common stock $0.0001 par value; 200,000,000 shares authorized as of December 31, 2018 and 2017; 26,066,235 and 16,014,908 shares issued as of December 31, 2018 and 2017; 26,056,735 and 16,005,408 shares outstanding as of December 31, 2018 and 2017	3	2
Additional paid-in-capital	177,677	158,091
Treasury stock at cost, 9,500 shares as of December 31, 2018 and 2017	(155)	(155)
Accumulated deficit	(172,327)	(159,654)
Total stockholders' equity (deficit)	5,198	(1,716)
Total liabilities and stockholders’ equity (deficit)	$26,362	$21,134

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017
License and collaboration revenue	$5,982	$2,271
Research and development services revenue	9	375
Total revenue	5,991	2,646
Operating expenses:
Research and development	23,045	25,212
General and administrative	11,507	13,113
Total operating expenses	34,552	38,325
Operating loss	(28,561)	(35,679)
Other income (expense), net:
Interest income	297	87
Interest expense	(1,047)	(1,048)
Change in fair value of warrant liability	16,566	—
Other income, net	72	19
Total other income (expense), net	15,888	(942)
Net loss and comprehensive loss	$(12,673)	$(36,621)
Net loss per share, basic and diluted	$(0.49)	$(2.29)
Weighted-average common shares outstanding, basic and diluted	25,795,721	15,981,247

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2016	15,939,992	$2	$154,252	$(155)	$(123,033)	$31,066
Share-based compensation	—	—	3,758	—	—	3,758
Exercise of stock options	65,416	—	81	—	—	81
Net loss	—	—	—	—	(36,621)	(36,621)
Balance as of December 31, 2017	16,005,408	$2	$158,091	$(155)	$(159,654)	$(1,716)
Share-based compensation	—	—	2,139	—	—	2,139
Exercise of stock options	51,327	—	60	—	—	60
Common stock issued through public offering, net of underwriting discounts, warrants, commissions and offering costs (Note 1)	10,000,000	1	17,387	—	—	17,388
Net loss	—	—	—	—	(12,673)	(12,673)
Balance as of December 31, 2018	26,056,735	$3	$177,677	$(155)	$(172,327)	$5,198

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017
Cash flow from operating activities:
Net loss	$(12,673)	$(36,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,664	1,423
Share-based compensation	2,204	3,758
Loss on disposal and write-offs of property and equipment	154	45
Change in fair value of warrant liability	(16,566)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(224)	75
Accounts payable	777	(2,523)
Accrued compensation	(701)	(137)
Accrued outside research and development services	(829)	(4,345)
Accrued legal and professional fees	132	(3)
Other accrued expenses	(615)	86
Deferred revenue	(1,610)	8,577
Other long-term assets	(338)	(192)
Net cash used in operating activities	(28,625)	(29,857)
Cash flow from investing activities:
Purchases of property and equipment	(1,107)	(2,168)
Proceeds from the sale of property and equipment	49	26
Net cash used in investing activities	(1,058)	(2,142)
Cash flow from financing activities:
Proceeds from public offering, net of underwriting fees and commissions	35,625	—
Payments related to public offering costs	(321)	(159)
Proceeds from exercise of stock options	60	81
Payments on capital lease obligation	(11)	(10)
Net cash provided by (used in) financing activities	35,353	(88)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,670	(32,087)
Cash, cash equivalents and restricted cash as of beginning of period	3,063	35,150
Cash, cash equivalents and restricted cash as of end of period	$8,733	$3,063
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,043	$1,011
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$—	$80
Non-cash addition to deferred offering costs	$—	$138
Deferred offering costs reclassified to additional paid-in capital	$431	$—

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$8,194	$2,524
Restricted cash included in noncurrent assets	539	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$8,733	$3,063

 The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar values in thousands, except per share data)
Note 1: Organization and Significant Accounting Policies
Business Description and Basis of Presentation
Novan, Inc. (“Novan” and together with its subsidiary, the “Company”), is a North Carolina-based clinical development-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring anti-microbial and immunomodulatory mechanisms of action to treat a range of diseases with significant unmet needs. Novan was incorporated in January 2006 under the state laws of Delaware and its wholly owned subsidiary, Novan Therapeutics, LLC was organized in 2015 under the state laws of North Carolina.
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Additionally, each of the two reports received by the Company’s current and former independent registered public accounting firm for the December 31, 2018 and December 31, 2017 financial statements, respectively, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.
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
The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of December 31, 2018, the Company had an accumulated deficit of $172,327.

•
The Company’s primary use of cash is to fund its operating expenses, which consist principally of research and development expenditures necessary to advance its product candidates. The Company has evaluated its expected, probable future cash flow needs and has determined that it expects to incur substantial losses in the future as it conducts planned operating activities. The Company expects that the amount of cash and cash equivalents on hand as of December 31, 2018, along with the upfront payments expected from the second amendment to the Sato Agreement will be sufficient to meet its anticipated cash requirements into May of 2019.

The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about its ability to continue as a going concern.
Based on its current cash flow forecast, the Company does not currently have sufficient cash resources to continue its business operations beyond May 2019. Therefore, the Company will need to raise additional capital by May 2019 in order to continue to operate its business beyond that time. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all.
The failure of the Company to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company needs and intends to secure additional capital from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through equity or debt financings, which could result in dilution. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of its assets, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or on terms that are favorable to the Company. Under these circumstances, the Company may instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
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

January 2018 Offering
On January 9, 2018, the Company completed a public offering of its common stock and warrants pursuant to the Company’s effective shelf registration statement (the “January 2018 Offering”). The Company sold an aggregate of 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of the Company’s common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. The warrant exercise price is $4.66 per share and will expire four years from the date of issuance. Net proceeds from the offering were approximately $35,194 after deducting underwriting discounts and commissions and offering expenses of approximately $2,806. The shares issued as part of the January 2018 Offering increased the number of shares outstanding, which impacts the comparability of the Company’s reported net loss per share calculations between the 2018 and 2017 periods presented in the accompanying consolidated financial statements.
The Company incurred costs directly related to (i) the shelf registration statement filing totaling $110 and (ii) the January 2018 Offering completed in January 2018 totaling $370, all of which were initially capitalized and included in deferred offering costs. A pro-rata portion of the shelf registration offering costs and all of the January 2018 Offering costs were reclassified to additional paid-in capital upon completion of the January 2018 Offering.
Reclassifications
In 2018, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, as defined and discussed below under “Accounting Pronouncements Adopted.” As such, the 2017 consolidated financial statements have been revised to reflect the full retrospective adoption method of FASB ASC Topic 606. In addition, all amounts in the footnotes have been adjusted, when necessary, to reflect the adoption of this guidance.
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
Restricted Cash
The Company included in noncurrent assets restricted cash of $539 as of December 31, 2018 and 2017, which consisted of funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company.

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

Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for an amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2018 and 2017.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting, filing and other fees directly related to offerings or the Company’s shelf registration. These costs are offset against proceeds from each offering as applicable. Offering costs incurred prior to the completion of an offering are initially capitalized as assets, evaluated each period for likelihood of completion and subsequently reclassified to additional paid-in capital upon completion of the offering. Deferred costs associated with the shelf registration will be reclassified to additional paid in capital on a pro-rata basis in the event the Company completes an offering under the shelf registration, with any remaining deferred offering costs charged to general and administrative expense at the end of the three-year life of the shelf registration.
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
Upon occurrence of a contract modification, the Company conducts an evaluation pursuant to the modification framework in Topic 606 to determine the appropriate revenue recognition. The framework centers around key questions, including (i) whether the modification adds additional goods and services, (ii) whether those goods and services are distinct, and (iii) whether the contract price increases by an amount that reflects the standalone selling price for the new goods or services. The resulting conclusions will determine whether the modification is treated as a separate, standalone contract or if it is combined with the original contract and accounted for in that manner. In addition, some modifications are accounted for on a prospective basis and others on a cumulative catch-up basis.
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
Accrued Outside Research and Development Accruals
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

Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts payable and accrued liabilities as of December 31, 2018 and 2017 approximated their fair values due to the short-term nature of these items.
For warrants that are issued or modified and there is a deemed possibility that the Company may have to settle them in cash, it records the fair value of the warrants at the initial measurement date, or date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.
The Company has categorized its financial instruments, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the investment. Financial instruments recorded in the accompanying consolidated balance sheets are categorized based on the inputs to valuation techniques as follows:
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
Share-Based Compensation
Equity-Based Awards
The Company applies the fair value method of accounting for share-based compensation, which requires all such compensation to employees, including the grant of employee stock options, to be recognized in the consolidated statements of operations and comprehensive loss based on its fair value at the measurement date (generally the grant date). The expense associated with share-based compensation is recognized over the requisite service period of each award. For awards with only service conditions and graded-vesting features, the Company recognizes compensation cost on a straight-line basis over the requisite service period. For awards with performance conditions, once achievement of the performance condition becomes probable, compensation cost is recognized over the expected period from the date the performance condition becomes probable to the date the performance condition is expected to be achieved. The Company will reassess the probability of vesting at each reporting period for performance awards and adjust compensation cost based on its probability assessment. Share-based awards granted to non-employee directors as compensation for serving on the Company’s board of directors are accounted for in the same manner as employee share-based compensation awards.
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
The Company does not have sufficient stock option exercise history to estimate the expected term of employee stock options and thus continues to calculate expected life based on the mid-point between the vesting date and the contractual term, which is in accordance with the simplified method. The expected term for share-based compensation granted to non-employees is the contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the option. The Company estimates forfeitures based on the historical experience of the Company and adjusts the estimated forfeiture rate based upon actual experience.
Liability-Based Awards
Stock appreciation rights (“SARs”) that include cash settlement features are accounted for as liability-based awards pursuant to ASC 718 Share Based Payments. The fair value of such SARs is estimated using a Black-Scholes option-pricing model on each financial reporting date using expected volatility, risk-free interest rate, expected life and fair value per share assumptions.
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
The Company did not record a federal or state income tax benefit for the years ended December 31, 2018 and 2017 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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
The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. As of December 31, 2018 and 2017, the Company accrued no interest and penalties related to uncertain tax positions.
Tax years 2015-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2015 are also open to examination to the extent of loss and credit carryforwards from those years.
In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards created during the tax periods prior to the change in ownership. The Company has not determined whether ownership changes exceeding this threshold, including the Company’s IPO and the January 2018 Offering, have occurred. If a change in equity ownership has occurred which exceeds the Section 382 threshold, a portion of the Company’s net operating loss carryforwards may be limited.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2018 and 2017, comprehensive loss was equal to net loss.
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the years ended December 31, 2018 and 2017 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period. In addition, as described in Note 10—Share-Based Compensation, the Company’s board granted 1,000,000 SARs in the third quarter of 2018. These securities are subject to shareholder approval and therefore are not considered outstanding as of December 31, 2018; however, if such securities were to be approved by shareholders, their effect would be anti-dilutive.

	December 31,
	2018	2017
Warrants to purchase common stock associated with January 2018 public offering (Note 9)	10,000,000	—
Stock options outstanding under the 2008 and 2016 Plans (Note 10)	1,671,666	1,399,484
Inducement options outstanding (Note 10)	100,500	—
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
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $5,982, or approximately 100% of total revenue during the year ended December 31, 2018, and $2,271, or 86% of total revenue during the year ended December 31, 2017.
Recently Issued Accounting Standards
Accounting Pronouncements Adopted
In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers. The converged standard has been codified within Topic 606, Revenue from Contracts with Customers of the FASB Accounting Standard Codification (ASC). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also requires expanded disclosures on revenue recognition and changes in assets and liabilities that result from contracts with customers. This Accounting Standards Update (“ASU”) was effective for the Company as of January 1, 2018. Since ASU 2014-09 was issued, the FASB has issued and incorporated several additional ASUs to provide expanded or clarifying guidance within Topic 606.
The Company adopted Topic 606 as of January 1, 2018 using the full retrospective adoption method. Under this method, the Company revised its consolidated financial statements for prior period amounts, as if Topic 606 had been effective for such periods. The references “as adjusted” used herein refer to revisions of data for the year ended December 31, 2017 as a result of the adoption of Topic 606.
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

Adoption of the revenue recognition standard, which is described in detail in “Note 5—Revenue Recognition”, impacted previously reported results as follows:
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2017
	As Reported	Adjustments	As Adjusted
License and collaboration revenue	$1,765	$506	$2,271
Research and development services revenue	375	—	375
Total revenue	2,140	506	2,646
Operating expenses:
Research and development	25,212	—	25,212
General and administrative	13,113	—	13,113
Total operating expenses	38,325	—	38,325
Operating loss	(36,185)	506	(35,679)
Other expense, net	(942)	—	(942)
Net loss and comprehensive loss	$(37,127)	$506	$(36,621)
Net loss per share, basic and diluted	$(2.32)	$0.03	$(2.29)
Weighted-average common shares outstanding, basic and diluted	15,981,247	—	15,981,247
Consolidated Balance Sheets

	December 31, 2017
	As Reported	Adjustments	As Adjusted
Deferred revenue, current portion	$2,164	$467	$2,631
Deferred revenue, net of current portion	6,919	(973)	5,946
Accumulated deficit	(160,160)	506	(159,654)
The adoption of the revenue recognition standard also impacted previously reported income tax provision results, as described in detail in “Note 12-Income Taxes.”
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The FASB issued ASU 2016-15 to improve U.S. GAAP by providing guidance on the cash flow statement classification of eight specific areas where there is existing diversity in practice. The FASB expects that the guidance in this ASU will reduce the current and potential future diversity in practice in such areas. This ASU was effective for the Company as of January 1, 2018. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, to improve U.S. GAAP by providing guidance on how to classify and present changes in restricted cash or restricted cash equivalents occurring due to transfers between cash, cash equivalents and restricted cash. This ASU was effective for the Company as of January 1, 2018 and the Company applied the retrospective transition method required by this ASU. This transition method required that the presentation of the Company’s consolidated statements of cash flows be retrospectively adjusted, for all periods presented, to include restricted cash balances; however, this presentation did not have a material effect on the Company’s consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which clarifies the definition of a business to provide additional guidance with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. This ASU was effective for the Company as of January 1, 2018. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, to clarify and reduce diversity in practice and cost and complexity of applying guidance for modifications in Topic 718. Specifically, this ASU further defines which changes to terms or conditions of share-based awards require application of modification accounting in Topic 718. This ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. This ASU was effective for the Company as of January 1, 2018. The adoption of this new accounting guidance did not have a material effect on the Company’s consolidated financial statements.
Accounting Pronouncements Being Evaluated
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance revises the accounting related to leases by requiring lessees to recognize a lease liability and a right-of-use asset for all leases. The new lease guidance also simplifies the accounting for sale and leaseback transactions. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842): Targeted Improvements, to provide expanded or clarifying guidance associated with the application of certain principles. Under the guidance, lessees are required to recognize assets and lease liabilities on the balance sheet for most leases including operating leases and provide enhanced disclosures. There are optional practical expedients that a company may elect to apply. The guidance is effective for the Company beginning in its first quarter of 2019. Companies are required to adopt this guidance using a modified retrospective approach and apply the transition provisions under the guidance at either 1) the later of the beginning of the earliest comparative period presented in the financial statements and the commencement date of the lease, or 2) the beginning of the period of adoption (i.e. on the effective date). Under the transition method using the second application date, a company initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.
The Company will adopt the guidance for financial statements periods beginning January 1, 2019 using the modified retrospective transition method and initially apply the transition provisions at January 1, 2019, which allows the Company to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. The Company will elect the package of transition practical expedients, which, among other things, allows the Company to keep the historical lease classifications and not have to reassess the lease classification for any existing leases as of the date of adoption. The Company will also make an accounting policy election to apply the short-term lease exception, which allows the Company to exclude leases with an initial term of twelve months or less from the consolidated balance sheets. While the Company continues to assess all potential impacts of the standard, it expects to recognize right-of-use assets and lease liabilities for operating leases that will have a material impact on the Company’s financial position. The impact on the Company’s results of operations is currently being evaluated. The impact of this ASU is non-cash in nature and is not expected to affect the Company’s cash flows.
In June 2018, the FASB issued ASU No. 2018-07 Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This guidance simplifies the accounting for non-employee share-based payment transactions by expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from non-employees. Under the new standard, most of the guidance on stock compensation payments to non-employees would be aligned with the requirements for share-based payments granted to employees. This standard is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The new guidance will not have a material impact on the Company’s consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is intended to improve the effectiveness of disclosure requirements on fair value measurements in Topic 820. The new standard modifies certain disclosure requirements and will be effective for annual reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-17 Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This guidance is intended to improve the accounting for variable interest entities and whether the entity should be consolidated. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.

Note 2: KNOW Bio, LLC
On December 30, 2015, the Company completed the distribution of 100% of the outstanding member interests of KNOW Bio, LLC (“KNOW Bio”), a former wholly owned subsidiary of the Company, to Novan’s stockholders (the “Distribution”), pursuant to which KNOW Bio became an independent privately held company.
KNOW Bio is an independent, privately held company with a portfolio of operating subsidiaries that are advancing nitric oxide-based therapies using technology that is proprietary and/or in fields where they have exclusive intellectual property rights. The Company does not own any equity interest in KNOW Bio, has no common management or board representation at KNOW Bio, and the contractual arrangements between the two entities do not provide the Company with decision-making authority or power to influence KNOW Bio’s drug and medical device development activities.
The Company conducted an initial assessment of KNOW Bio under the variable interest consolidation model pursuant to FASB ASC 810, Consolidation, at the time of the Distribution in 2015 and has monitored KNOW Bio during each subsequent reporting period, including two required ASC 810 reassessments performed during 2017. The Company has consistently determined that KNOW Bio should not be consolidated in its consolidated financial statements. In the fourth quarter of 2018, KNOW Bio and its operating subsidiaries received significant additional equity investments that enable progression of their technology. These events required the Company to conduct another reassessment of variable interest entity characteristics, pursuant to FASB ASC 810-10, Consolidation, in which it determined that KNOW Bio should not be consolidated in its consolidated financial statements.
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
License of existing and potential future intellectual property to KNOW Bio.  The Company granted to KNOW Bio exclusive licenses, with the right to sublicense, to certain U.S. and foreign patents and patent applications controlled by the Company as of December 29, 2015 (the “KNOW Bio License Agreement”). The Company also granted to KNOW Bio an exclusive license, with the right to sublicense, to any patents and patent applications that became controlled by the Company during the three years immediately following the agreement’s effective date related to nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds and other nitric oxide-based therapeutics. The three-year period in which new patents and patent applications controlled by the Company are added to the exclusive license expired on December 29, 2018.
Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company also granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the U.S. and foreign patents and patent applications exclusively licensed to the Company from UNC (the “UNC License Agreement”) and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology (the “KNOW Bio Sublicense Agreements”). Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the years ended December 31, 2018 and 2017.

Amendments to License and Sublicense Agreements with KNOW Bio
The Company and KNOW Bio entered into certain amendments dated October 13, 2017 (the “KNOW Bio Amendments”) to the KNOW Bio License Agreement and KNOW Bio Sublicense Agreements (the “Original KNOW Bio Agreements”) described above. Pursuant to the terms of the KNOW Bio Amendments, the Company re-acquired from KNOW Bio exclusive, worldwide rights under certain U.S. and foreign patents and patent applications controlled by the Company as of the execution date of the Original KNOW Bio Agreements, and patents and patent applications which became controlled by the Company during the three years immediately following the execution date of the Original KNOW Bio Agreements, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses (the “Oncovirus Field”). The Company also obtained a three-year exclusive option, subject to payment of separate option exercise fees, to include up to four additional specified oncoviruses in the Oncovirus Field.
KNOW Bio also granted to the Company an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three years immediately following the execution date of the Original KNOW Bio Agreements and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, to develop and commercialize products for use in the Oncovirus Field. Additionally, KNOW Bio agreed that KNOW Bio would not commercialize any products in the Oncovirus Field during the first three years following the execution date of the Original KNOW Bio Agreements. The three-year period in which new patents and patent applications controlled by KNOW Bio are added to the exclusive license and the three-year term of the commercialization non-compete both expired on December 29, 2018.
Upon execution of the KNOW Bio Amendments, in exchange for the Oncovirus Field rights, the Company paid a non-refundable upfront payment of $250. Products the Company develops in the Oncovirus Field based on Nitricil will not be subject to any further milestones, royalties or sublicensing payment obligations to KNOW Bio under the KNOW Bio Amendments. However, if the Company develops products in the Oncovirus Field that incorporate a certain nitric oxide-releasing composition specified in the KNOW Bio Amendments and (i) are covered by KNOW Bio patents or (ii) materially use or incorporate know-how of KNOW Bio or the Company related to such composition that is created during the three years immediately following the execution date of the Original KNOW Bio Agreements (“Covered Products”), the Company would be obligated to make the certain contingent milestone and royalty payments to KNOW Bio under the KNOW Bio Amendments.
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
The KNOW Bio Amendments also provide a mechanism whereby either party can cause a new chemical entity (“NCE”) covered by the Original KNOW Bio Agreements to become exclusive to such party by filing an IND on the NCE. An NCE that becomes exclusive to a party under this provision may not be commercialized by the other party until the later of expiration of patents covering the NCE or regulatory exclusivity covering the NCE. A party who obtains exclusivity for an NCE must advance development of the NCE pursuant to terms of the KNOW Bio Amendments in order to maintain such exclusivity; otherwise, such exclusivity will expire.
The terms of the KNOW Bio Amendments were negotiated at arms-length and do not provide the Company with an ability to significantly influence KNOW Bio or its operations.

Note 3: Research and Development Licenses
The Company has entered into various licensing agreements with universities and other research institutions under which the Company receives the rights, and in some cases substantially all of the rights, of the inventors, assignees or co-assignees to produce and market technology protected by certain patents and patent applications. The Company’s primary license agreement is with UNC and has been described in further detail within the subsection below. The counterparties to the Company’s various other licensing agreements are the University of Akron Research Foundation, Hospital for Special Surgery, Strakan International S.a.r.l., which is a licensee of the University of Aberdeen, KIPAX AB and KNOW Bio. The Company is generally required to make milestone payments based on development milestones and will be required to make royalty payments based on a percentage of future sales of covered products or a percentage of sublicensing revenue. Costs to acquire rights under license agreements and pre-commercialization milestone payments are classified as research and development expenses in the consolidated statements of operations. Research and development expense recognized in connection with the incurrence of such costs totaled $20 and $250 during the years ended December 31, 2018 and 2017, respectively.
The Company is generally required by the various licensing agreements to reimburse the licensor for certain legal and other patent related costs. These costs are expensed as incurred and are classified as general and administrative expenses in the consolidated statements of operations. General and administrative expense recognized in connection with the incurrence of such costs totaled $74 and $58 during the years ended December 31, 2018 and 2017, respectively.
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
UNC License Agreement
The Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended, (the “UNC Agreement”) provides the Company with an exclusive license to issued patents and pending applications directed to the Company’s library of Nitricil compounds, including patents issued in the U.S., Japan and Australia, with claims intended to cover NVN1000, the NCE for the Company’s current product candidates. The UNC Agreement requires the Company to pay UNC up to $425 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees.
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
Note 4: Licensing Arrangements
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

On October 5, 2018, the Company and Sato entered into the second amendment (the “Sato Amendment”) to the Sato Agreement (collectively, the “Amended Sato Agreement”). The Sato Amendment expanded the Sato Agreement to include SB206, the Company’s drug candidate for the treatment of viral skin infections. Pursuant to the Amended Sato Agreement, the Company granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of its intellectual property rights, with the right to sublicense with the Company’s prior written consent, to develop, use and sell products in Japan that incorporate SB204 or SB206 in certain topical dosage forms for the treatment of acne vulgaris or viral skin infections, respectively, and to make the finished form of such products. The Company or its designated contract manufacturer will supply finished product to Sato for use in the development of SB204 and SB206 in the licensed territory. The rights granted to Sato do not include the right to manufacture the active pharmaceutical ingredient (“API”) of SB204 or SB206; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which the Company or its designated contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory. Under the terms of the Amended Sato Agreement, the Company also has exclusive rights to certain intellectual property that may be developed by Sato in the future, which the Company could choose to use for its own development and commercialization of SB204 or SB206 outside of Japan.
Under the Amended Sato Agreement, in exchange for the SB204 and SB206 license rights granted to Sato, Sato agreed to pay the Company the following:

•
An upfront payment of 1.25 billion Japanese Yen, or “JPY”, payable in installments of 0.25 billion JPY, 0.5 billion JPY and 0.5 billion JPY on October 5, 2018, February 14, 2019 and September 13, 2019, respectively. This is in addition to the 1.25 billion JPY (approximately $10,813 USD) paid on January 19, 2017 following the execution of the Sato Agreement on January 12, 2017. On October 23, 2018, the Company received the first installment from the Amended Sato Agreement of 0.25 billion JPY (approximately $2,224 USD). On March 14, 2019, the Company received the second installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,460 USD).

•
Up to an aggregate of 1.75 billion JPY (adjusted from 2.75 billion JPY in the Sato Agreement) upon the achievement of various development and regulatory milestones, including (i) a 0.25 billion JPY (approximately $2,162 USD) milestone payment received during the fourth quarter of 2018 following Sato’s initiation of a Phase 1 trial in Japan and (ii) an aggregate of 1.0 billion JPY that becomes payable upon the earlier occurrence of specified fixed future dates or the achievement of milestone events.

•	Up to an aggregate of 3.9 billion JPY (adjusted from 0.9 billion JPY in the Sato Agreement) upon the achievement of various commercial milestones.

•
A tiered royalty ranging from a mid-single digit to a low-double digit percentage (adjusted from a mid-single digit percentage in the Sato Agreement) of net sales of licensed products in the licensed territory, subject to a reduction in the royalty payments in certain circumstances.

The term of the Amended Sato Agreement (and the period during which Sato must pay royalties under the amended license agreement) expires on the twentieth anniversary of the first commercial sale of a licensed product in the licensed field in the licensed territory (adjusted from the tenth anniversary of the first commercial sale in the license agreement). The term of the Amended Sato Agreement may be renewed with respect to a licensed product by mutual written agreement of the parties for additional two year periods following expiration of the initial term. All other material terms of the license agreement remain unchanged by the Sato Amendment.
Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. The Company is obligated to perform certain oversight, review and supporting activities for Sato, including: (i) using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the U.S, (ii) sharing all future scientific information the Company may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206, (iii) performing certain additional preclinical studies if such studies are deemed necessary by the Japanese regulatory authority, up to and not to exceed a total cost of $1,000 and (iv) participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, the Company has granted Sato the option to use the Company’s trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the Company’s approval of such use.

The Amended Sato Agreement may be terminated by (i) Sato without cause upon 120 days’ advance written notice to the Company, (ii) either party in the event of the other party’s uncured material breach upon 60 days’ advance written notice, (iii) force majeure, (iv) either party in the event of the other party’s dissolution, liquidation, bankruptcy or insolvency and (v) the Company immediately upon written notice if Sato challenges the validity, patentability, or enforceability of any of the Company’s patents or patent applications licensed to Sato under the Amended Sato Agreement. In the event of a termination, no portion of the upfront fees received from Sato are refundable.
Note 5: Revenue Recognition
Sato Agreement
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
Amended Sato Agreement
On October 5, 2018, the Company and Sato entered into the Amended Sato Agreement. The Sato Amendment expanded the Sato Agreement to include SB206, the Company’s drug candidate for the treatment of viral skin infections. The Company assessed the Amended Sato Agreement in accordance with Topic 606 and concluded the contract modification should incorporate the additional goods and services provided for in the Amendment into the existing, partially satisfied single bundled performance obligation that will continue to be delivered to Sato over the remaining development period. This contract modification accounting is concluded to be appropriate as the additional goods and services conveyed under the Sato Amendment were determined to not be distinct from the single performance obligation, and the additional consideration provided did not reflect the standalone selling price of those additional goods and services. As such, the Company recorded a cumulative adjustment as of the amendment execution date to reflect revenue that would have been recognized cumulatively for the partially completed bundled performance obligation.
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to December 31, 2018, or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:

•	The 1.25 billion JPY (approximately $10,813 USD) original upfront payment received on January 19, 2017 following the execution of the Sato Agreement on January 12, 2017.

•	A milestone payment of 0.25 billion JPY (approximately $2,162 USD) received during the fourth quarter of 2018 following Sato’s initiation of a Phase 1 trial in Japan.

•
The Sato Amendment upfront payment of 1.25 billion JPY, payable in installments of 0.25 billion JPY, 0.5 billion JPY and 0.5 billion JPY on October 5, 2018, February 14, 2019 and September 13, 2019, respectively. On October 23, 2018, the Company received the first installment from the Amended Sato Agreement of 0.25 billion JPY (approximately $2,224 USD). On March 14, 2019, the Company received the second installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,460 USD).

•
An aggregate of 1.0 billion JPY in non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.

The Company previously recorded the Sato Agreement transaction price, including the upfront payment received and the unconstrained variable consideration, as deferred revenue that initially totaled $10,813 (comprised of (i) an initial contract liability of $12,975 and net of (ii) a contract asset associated with the Phase 1 trial initiation milestone payment of $2,162). As of October 5, 2018, the date of execution of the Sato Amendment and related modification of the Sato Agreement, the Company recorded (i) an additional contract asset of $20,034; (ii) $17,099 of additional contract liability; and (iii) $2,935 of license and collaboration revenue.
The deferred revenue balance under the Amended Sato Agreement as of December 31, 2018 was $6,967, including $4,401 and $2,566 in current and non-current deferred revenue, respectively (comprised of a contract liability of $24,757, net of a contract asset of $17,790). The deferred revenue balance under the Sato Agreement as of December 31, 2017, as adjusted, was $8,541, including $2,595 and $5,946 in current and non-current deferred revenue, respectively. The change in the deferred revenue balances during the year ended December 31, 2018 was associated with the continued amortization of deferred revenue, recognition of license and collaboration revenue associated with the Company’s performance during the period and the modification related to the Sato Amendment on October 5, 2018. During the years ended December 31, 2018 and 2017, the Company recognized $5,982 and $2,271, respectively, in license and collaboration revenue under this agreement.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of December 31, 2018 and therefore, is currently fully constrained and excluded from the transaction price.
The Company evaluated the timing of delivery for each of the obligations and concluded that a time-based input method is most appropriate because Sato is accessing and benefiting from the intellectual property and technology (the predominant items of the combined performance obligation) ratably over the duration of Sato’s estimated development period in Japan. Although the Company concluded that the intellectual property is functional rather than symbolic, the services provided under the performance obligation are provided over time. Therefore, the allocated transaction price will be recognized using a time-based input method that results in straight-line recognition over the Company’s performance period.
Prior to the Sato Amendment, the Company estimated the Sato Agreement development time line for the SB204 product candidate to be approximately 5 years, starting in February 2017 and completing in the first quarter of 2022. With the Amended Sato Agreement, the Company and Sato are now advancing both the SB204 and SB206 product candidates for the Japan territory. The parties are working collaboratively to reach agreement with respect to the Japan territory development plan, including a corresponding time line and estimated duration for the development programs in whole. As of December 31, 2018, the estimated time line is 7.5 years. The Company notes that it monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. Therefore, if the duration of the development program time line is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
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
Contract costs - Sato Agreement
The Company has incurred certain fees and costs in the process of obtaining the Amended Sato Agreement that were payable upon contract execution and, therefore, have been recognized as other assets and amortized as general and administrative expense on a straight-line basis over the same estimated performance period being used to recognize the associated revenue. These fees are associated with the following two arrangements and are described as follows:

•
The Company entered into an agreement with a third party to assist the Company in exploring the licensing opportunity which led to the execution of the Sato Agreement. The Company is obligated to pay the third party a low-single-digit percentage of all upfront and milestone payments the Company receives from Sato under the Amended Sato Agreement.

•
The intellectual property rights granted to Sato under the Sato Agreement include certain intellectual property rights which the Company has licensed from UNC. Under the Company’s license agreement with UNC described in “Note 3—Research and Development Licenses,” the Company is obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, the Company is obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.

The Company has also accrued certain fees that it will pay to the third party and to UNC in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2018, the Company had recorded capitalized contract acquisition costs of $645 in other assets and had accrued $449 in the accompanying balance sheet. For the years ended December 31, 2018 and 2017 the Company paid fees totaling $111 and $300, respectively.
Performance Obligations under the Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of December 31, 2018 was $6,967. The Company expects to recognize approximately 18% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Sato Agreement that are contingent upon future sales.
Research and Development Services to KNOW Bio
As described in “Note 2—Know Bio, LLC,” the Company entered the KNOW Bio Services Agreement during 2017 and provided research and development services on a fee-for-service basis. After assessing revenue according to the five-step model of ASC 606, the Company determined that contract research and development services revenue should be recognized in the period in which the services are performed. During the years ended December 31, 2018 and 2017, the Company recognized $9 and $375, respectively, in research and development services revenue for services performed under the KNOW Bio Services Agreement.
Note 6: Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
	2018	2017
Computer equipment	$577	$529
Furniture and fixtures	312	354
Laboratory equipment	7,442	6,819
Office equipment	400	400
Building related to facility lease obligation	10,557	10,557
Leasehold improvements	1,168	1,000
Property and equipment, gross	20,456	19,659
Less: Accumulated depreciation and amortization	(4,588)	(3,035)
Total property and equipment, net	$15,868	$16,624
Depreciation and amortization expense was $1,664 and $1,423 for the years ended December 31, 2018 and 2017, respectively.

Note 7: Commitments and Contingencies
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
The Company has recorded an asset related to the building and construction costs within property and equipment of $10,557 as of December 31, 2018 and 2017. The non-current facility lease obligation on the Company’s consolidated balance sheet is $7,998 as of December 31, 2018 and 2017. During the years ended December 31, 2018 and 2017, the Company recognized interest expense related to the primary facility lease of $1,044, and $1,044, respectively, including $41 and $37 of accrued interest included in other accrued expenses as of December 31, 2018 and 2017, respectively.
Rent expense associated with the primary facility lease, comprised of monthly grounds rent and common area maintenance costs, was $308 and $355 for the years ended December 31, 2018 and 2017, respectively.
Future minimum payments, including interest, required under the Company’s primary facility lease agreement, accounted for as an asset financing as of December 31, 2018 are as follows:

Build-to-Suit Lease
2019	$1,170
2020	1,205
2021	1,241
2022	1,278
2023	1,317
Thereafter	3,467
Total minimum lease payments	$9,678
In May 2018, the Company entered into a sublease agreement under the Primary Facility Lease whereby the Company is the lessor and is subleasing approximately 6,400 square feet of office space to a third party at its leased headquarters facility in Morrisville, North Carolina. The sublease will expire in July 2021, unless sooner terminated in accordance with the provisions of the sublease. If for any reason, the lease between the Company and its landlord is terminated, the sublease will simultaneously terminate. The annual rent payments due to the Company, beginning August 2018, are approximately $141 per year, subject to a three percent increase annually over the term of the sublease agreement. The Company recognized $59 of rental income for the year ended December 31, 2018, included as a component of other income and expense in the Company’s consolidated statements of operations and comprehensive loss.

Operating Leases
Rent expense for operating leases totaled $308 and $440 for the years ended December 31, 2018 and 2017, respectively.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of December 31, 2018.
Legal Proceedings
In prior filings, the Company reported that it was subject to putative stockholder class action lawsuits that were filed in November 2017 in the United States District Court for the Middle District of North Carolina against the Company and certain of its current and former directors and officers, which were consolidated under the case name In re Novan, Inc. Securities Litigation. The consolidated amended complaint filed by the designated lead plaintiff asserted claims for violation of Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act and SEC Rule 10b-5 promulgated thereunder, in connection with statements related to the Company’s Phase 3 clinical trials of SB204. On June 14, 2018, the Company filed a motion to dismiss the consolidated amended complaint. On November 30, 2018, a federal magistrate judge entered an order recommending that the district court grant the Company’s motion. The plaintiff filed objections to this recommendation and the Company filed a response. On January 28, 2019, the district court adopted the magistrate judge’s recommendation, dismissed the action with prejudice and entered judgment in favor of the Company and against the plaintiff. The plaintiff did not appeal this dismissal and judgment. As such, the Company has concluded that this matter is closed.
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
Compensatory Obligations
In conjunction with the departures of three former Company officers in 2018 and 2017, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized related severance expense of $332 and $793 during the years ended December 31, 2018 and 2017, respectively. The accrued severance obligation in respect of the three former officers was fully paid as of December 31, 2018. The Company also recognized approximately $212 and $374 in stock compensation expense during the years ended December 31, 2018 and 2017, respectively, related to the accelerated vesting of the former officers’ stock options.
In November 2018, the Company realigned its overall employee headcount to reduce certain fixed costs. Total employee severance costs associated with this action are expected to be $306, of which $196 was expensed during the year-ended December 31, 2018. As of December 31, 2018, severance costs of $37 were accrued in the accompanying consolidated balance sheet.
In June 2017, the Company reduced its overall employee workforce to reduce operating expenditures and preserve cash on hand. Employee severance costs associated with this action were $224, which were expensed during the second quarter of 2017. These severance costs were fully paid as of December 31, 2017.
See “Note 10-Share-Based Compensation” regarding the Stock Appreciation Rights issued in August 2018.
See “Note 11-Tangible Stockholder Return Plan” regarding the Tangible Stockholder Return Plan adopted in August 2018.

Note 8: Stockholders’ Equity
Capital Structure
In conjunction with the completion of the Company’s initial public offering in September 2016, the Company further amended its amended and restated certificate of incorporation and amended and restated its bylaws. The amendment provides for 210,000,000 authorized shares of capital stock, of which 200,000,000 shares have been designated as $0.0001 par value common stock, and 10,000,000 shares have been designated as $0.0001 par value preferred stock.
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of December 31, 2018 and 2017. There were 26,056,735 and 16,005,408 shares of common stock outstanding as of December 31, 2018 and 2017, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2018	2017
Outstanding stock options	1,671,666	1,399,484
Warrants to purchase common stock issued in January 2018 Offering	10,000,000	—
For possible future issuance under 2016 Stock Plan (Note 10)	699,376	1,023,378
	12,371,042	2,422,862
Related Party Stock Repurchase
In April 2016, the Company repurchased 9,500 shares of common stock for an aggregate price of $155 from an executive of the Company who was also a member of the Company’s board of directors at that time. The repurchase of these shares is recorded as treasury stock on the Company’s consolidated balance sheet as of December 31, 2018 and 2017.
Preferred Stock
The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of December 31, 2018 and 2017.
Note 9: Warrants
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
There were no exercises of warrants during the year ended December 31, 2018. The following table presents the Company’s warrant liability measured at fair value on a recurring basis as of December 31, 2018:

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$1,240	$1,240
Total liabilities at fair value	$—	$—	$1,240	$1,240
The fair value of the common stock warrants is estimated using a valuation model that approximates a Monte Carlo simulation model, which takes into consideration the probability of a fundamental transaction occurring during the contractual term of the warrants. This valuation model, which includes inputs classified as Level 3 in the fair value hierarchy, estimated a fair value of $0.12 and $1.78 per common stock warrant as of December 31, 2018 and January 9, 2018 (the date of issuance), respectively. The inputs to the valuation model that approximates a Monte Carlo simulation model are presented below.

	December 31, 2018	January 9, 2018
Estimated dividend yield	—	—
Expected volatility	77.74%-100%	75.66%-100%
Risk-free interest rate	2.46%	2.21%
Expected term (years)	3.02	4.00
Fair value per share of common stock underlying the warrant	$0.83	$3.48
Warrant exercise price	$4.66	$4.66
Due to the Company’s limited historical stock price data, the Company estimates stock price volatility based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected life of the warrant.
The change in fair value of the warrants for the year ended December 31, 2018 of $16,566, was included as a component of other income and expense in the Company’s consolidated statements of operations and comprehensive loss. The decrease in the warrant liability and the corresponding unrealized gain recognized during the year ended December 31, 2018 is primarily due to the decrease in the market price of the Company’s underlying common stock from the date of issuance to December 31, 2018, in addition to fluctuations in the other valuation model inputs.
The following table summarizes the change in the fair value of the warrant liability, which is valued using significant unobservable Level 3 inputs, for the year ended December 31, 2018:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Beginning Balance	Issuance	Revaluations Included In Earnings	Exercises	Expirations	Ending Balance
Warrant liability	$—	$17,806	$(16,566)	$—	$—	$1,240

Note 10: Share-Based Compensation
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
As of December 31, 2018, there were 699,376 shares available for future issuance under the 2016 Plan.
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
The SARs entitle Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of the Company’s common stock on the date of exercise less the exercise price of $3.80 per share. The SARs will vest in full on February 1, 2020. The SARs will be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remains continuously employed with the Company through such date unless vesting is otherwise expressly accelerated pursuant to the SAR Agreement.
Due to the cash settlement feature of the SAR grant, subject to stockholder approval, these share-based payment awards should be classified as liabilities and the amount of compensation cost recognized must be based on the fair value of those liabilities. Therefore, the obligation is recorded as a liability on the Company’s consolidated balance sheet at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period with adjustments to the fair value recognized as share-based compensation expense in the consolidated statements of operations.

The fair value of the SARs is estimated at each financial reporting date using the Black-Scholes option-pricing model, using the following assumptions:

December 31, 2018
Estimated dividend yield	—
Expected volatility	86.71%
Risk-free interest rate	2.63%
Expected term (years)	1.09
Fair value per share of common stock underlying the SAR	$0.83
SAR exercise price	$3.80
During the year ended December 31, 2018, the Company recorded employee share-based compensation expense related to the SARs of $8. In addition, the corresponding obligation is recorded within other long-term liabilities on the Company’s consolidated balance sheet as of December 31, 2018.
Inducement Grants
In May 2018, the Company awarded nonstatutory stock options to purchase an aggregate of 100,500 shares of common stock to newly-hired employees, not previously employees or directors of the Company, as inducements material to the individuals’ entering into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4) (the “Inducement Grants”). The Inducement Grants have a grant date of May 31, 2018 and an exercise price of $3.15 per share. The Inducement Grants were awarded outside of the Company’s 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with the Company’s 2016 Plan and vest over three years, with one-third of the award vesting on each annual anniversary of the employee’s employment commencement date, subject to the employee’s continued service as an employee through the vesting period. All 100,500 Inducement Grants are outstanding as of December 31, 2018. These Inducement Grants are valued consistently with the other options and are included in options outstanding below.
Stock Compensation Expense
During the years ended December 31, 2018 and 2017, the Company recorded employee share-based compensation expense of $2,204 and $3,758, respectively. Total share-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2018	2017
Research and development	$1,144	$1,768
General and administrative	1,060	1,990
	$2,204	$3,758
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, and the following weighted average assumptions:

	Year Ended December 31,
	2018	2017
Estimated dividend yield	0.00%	0.00%
Expected volatility	81.73%	82.16%
Risk-free interest rate	2.75%	1.81%
Expected life of options (in years)	5.68	5.04
Weighted-average fair value per share	$2.06	$3.31

Stock option activity for the periods indicated is as follows:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2016	615,207	825,130	$11.27
Additional shares reserved under plan	1,200,000	—
Options granted	(926,195)	926,195	5.15
Options forfeited	134,366	(286,425)	13.81
Options exercised	—	(65,416)	1.25
Options outstanding as of December 31, 2017	1,023,378	1,399,484	$7.17
Options granted	(626,757)	727,257	2.97
Options forfeited	302,755	(403,748)	7.61
Options exercised	—	(51,327)	1.16
Options outstanding as of December 31, 2018	699,376	1,671,666	$5.42	8.17	$2
Vested and expected to vest as of December 31, 2017		1,319,798	$7.23	8.77	$390
Exercisable as of December 31, 2017		678,480	$7.76	8.24	$366
Vested and expected to vest as of December 31, 2018		1,585,689	$5.53	8.11	$2
Exercisable as of December 31, 2018		1,007,870	$6.58	7.54	$2
The total intrinsic value of options exercised during the years ended December 31, 2018 and 2017 was $95 and $901, respectively.
As of December 31, 2018 and 2017, total unrecognized compensation expense related to non-vested share based compensation arrangements was $1,036 and $2,343, respectively, which is expected to be recognized over a weighted average period of 1.79 and 1.43 years, respectively.
Note 11: Tangible Stockholder Return Plan
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
ASC 718 requires that a liability-based award should be classified as a liability on the Company’s consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on the Company’s consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end. The Company recognizes share-based compensation expense within operating expenses in the consolidated statements of operations, including adjustments to the fair value of the liability-based award, on a straight-line basis over the requisite service period.
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
The fair value of the Performance Plan is estimated at each financial reporting date using the Monte Carlo simulation model and the following assumptions:

December 31, 2018
Estimated dividend yield	—
Expected volatility	87.19%
Risk-free interest rate	2.47%
Expected term (years)	3.17
Fair value per share of common stock underlying the Performance Plan	$0.83
During the year ended December 31, 2018, the Company recorded employee share-based compensation expense related to the Performance Plan of $57.

Note 12: Income Taxes
There was no income tax benefit recognized for the years ended December 31, 2018 and 2017 due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits from the Company’s losses and other net deferred tax assets. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The reasons for the difference between actual income tax benefit for the years ended December 31, 2018 and 2017, and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Year Ended December 31,
	2018	2017

Income tax benefit at federal statutory rate	$(2,661)	$(12,451)
State income taxes, net of federal benefit	(570)	(751)
Non-deductible expenses	154	235
Federal rate impact	—	18,894
Change in fair value of warrants	(3,479)	—
Research and development tax credits	(1,254)	(1,732)
Other	380	431
Change in valuation allowance	7,430	(4,626)
Total income tax provision	$—	$—
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2018	2017
Deferred tax assets:
Accrued compensation	$184	$329
Accrued liabilities	149	121
Tax loss carryforwards	37,986	32,395
Intangible assets	286	307
Share-based compensation	814	728
Tax credits	6,917	5,662
Facility financing lease obligation	1,847	1,861
Deferred revenue	588	—
Other	10	13
Total deferred tax assets	48,781	41,416
Less valuation allowance	(46,604)	(39,174)
Net deferred tax asset	2,177	2,242
Deferred tax liabilities:
Fixed assets	(2,032)	(2,067)
Other	(145)	(175)
Net noncurrent deferred tax asset (liability)	$—	$—

In December 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. Based on provisions of the TCJA, the Company remeasured its deferred tax assets and liabilities to reflect the lower statutory tax rate, which resulted in a provision of $18,894 to income tax expense. However, there is no impact to the Company’s effective tax rate because a corresponding and offsetting reduction was made in the valuation allowance. The other provisions of the TCJA did not have a material impact on the consolidated financial statements. The Company’s deferred tax remeasurement is complete and all tax effects of the TCJA have been reflected in the Company’s income tax provision for the year ended December 31, 2018.
As described in “Note 1-Organization and Significant Accounting Policies,” the 2017 consolidated financial statements have been revised to reflect the adoption of FASB ASC Topic 606, using the full retrospective transition method. As a result of adopting ASC 606, the Company recorded an adjustment of $506 to previously reported license and collaboration revenue for the year ended December 31, 2017 and a corresponding adjustment to deferred revenue balances as of December 31, 2017. Corresponding retrospective adjustments were made to the 2017 columns of the rate reconciliation and deferred income tax tables above in which a deferred tax liability was recognized to reflect this change in accounting principle with an offsetting reduction in the total valuation allowance. The adoption of ASC 606 and the associated retrospective adjustments had no impact on the Company’s reported net operating loss carryforwards as of December 31, 2017.
As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $165,381 and $164,873, respectively. The net operating loss carryforwards begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. As of December 31, 2018, the Company had government research and development tax credits of approximately $6,917 to offset future federal taxes which begin to expire in 2028.
The Company had no unrecognized tax benefits as of December 31, 2018 and 2017. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2015-2017 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2015 are also open to examination to the extent of loss and credit carryforwards from those years.
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
Note 13: Retirement Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company has made discretionary matching contributions, up to 3% of gross wages, during 2018 and 2017. The Company contributed $208 and $201, for the years ended December 31, 2018 and 2017, respectively.
Note 14: Related Party Transactions
Members of the Company’s board of directors held 782,083 and 1,585,916 shares of the Company’s common stock as of December 31, 2018 and 2017, respectively.
Malin Corporation
In June 2017, G. Kelly Martin was appointed as the Company’s Interim Chief Executive Officer before being named as the Company’s Chief Executive Officer in April 2018. Mr. Martin continues to serve as a member of the Company’s board of directors and previously served as chief executive officer of Malin Corporation plc until October 1, 2017. Malin Corporation plc is the parent company of Malin Life Sciences Holdings Limited (“Malin”), which beneficially owns approximately 10% of the Company’s outstanding common stock.

Upon accepting the role of the Company’s Chief Executive Officer on an interim basis, Mr. Martin engaged a number of Malin employees to assist him in certain strategic and tactical initiatives and activities. The Company agreed to reimburse Malin for its out-of-pocket expenses for Mr. Martin and other Malin employees related to this effort. During the year ended December 31, 2017, the Company recognized $230 in out-of-pocket travel expenses owed to Malin which are classified as general and administrative expense in the accompanying consolidated statements of operations. These expenses were included in other accrued expenses as of December 31, 2017 and were reimbursed in the first quarter of 2018. There were no such expenses for the year ended December 31, 2018.
Two of the Company’s directors during 2018 were also affiliated with Malin. Sean Murphy, who resigned from the Company’s board in September 2018, was an executive officer and a director of Malin, and an executive vice president of Malin Corporation plc. In addition, Robert A. Ingram, the Company’s executive chairman of the board, was also a director of Malin Corporation plc until July 2018.
Cilatus BioPharma
During the years ended December 31, 2018 and 2017, the Company incurred costs of $601 and $69, respectively, in relation to a development and manufacturing consulting agreement with Cilatus BioPharma AG, which is majority-owned by Malin Corporation plc. These costs are expensed as incurred and are classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss. Estimated fees remaining under the current statement of work are approximately $230, and are expected to be incurred throughout 2019.
Health Decisions
On October 25, 2018, the Company announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions, Inc. (“Health Decisions”). Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. The Company’s women’s health business unit is led by Paula Brown Stafford, who also is a shareholder and serves on the board of directors of Health Decisions.
Note 15: Subsequent Events
Severance Payment Obligations
In conjunction with the departures of two former Company officers in January 2019, the Company entered into separation and general release agreements that included separation benefits, including: (i) certain fixed cash separation payments totaling approximately $880, payable over a 12 month period; (ii) a $61 contingent payment due to one of the former officers upon achievement of certain target corporate development project objectives; and (iii) reimbursement for the cost of continuing COBRA coverage for a period of up to 12 months. All separation benefits are contingent upon the former Company officers’ ongoing compliance with the terms of the separation and general release agreements and existing confidentiality and noncompetition agreements with the Company.
Continued Listing Standard
On January 14, 2019, the Company received a notice from the staff of the Nasdaq Stock Market LLC notifying the Company that, for the last 30 consecutive business days, the market value of the Company’s listed securities has been below the minimum $50.0 million requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff also noted that the Company did not meet alternative requirements for satisfying continued listing criteria found in Nasdaq Listing Rule 5450(b)(3)(A). The Company has 180 calendar days, or until July 15, 2019, to regain compliance with the rule. If, at any time before July 15, 2019, the market value of the Company’s listed securities closes at $50.0 million or more for a minimum of 10 consecutive business days, the staff will provide written notification to the Company that it complies with the rule.
Sato Payment
On March 14, 2019, the Company received the second installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,460 USD).
Novan Therapeutics, Limited
On March 14, 2019, the Company completed registration of a wholly-owned Ireland-based subsidiary, Novan Therapeutics, Limited.

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
As of December 31, 2018, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
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

Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this item is incorporated herein by reference from our Proxy Statement, which will be filed with the SEC within 120 days after the end of our 2018 fiscal year pursuant to Regulation 14A for our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), under the captions “Executive Officers of the Company,” “Proposal 1—Election of Directors,” “Section 16 Beneficial Ownership Reporting Compliance.”
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

(3)	List of Exhibits.

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.1	September 27, 2016
3.2		Amended and Restated Bylaws of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.2	September 27, 2016
4.1		Warrant Agreement, by and between Novan, Inc. and American Stock Transfer & Trust Company, LLC, dated January 9, 2018.		8-K	001-37880	4.1	January 9, 2018
10.1	#	Form of Director and Executive Officer Indemnification Agreement.		S-1	333-213276	10.1	August 24, 2016
10.2	#	2008 Stock Plan, as amended, and form of option agreements thereunder.		S-1	333-213276	10.2	August 24, 2016
10.3	#	2016 Incentive Award Plan, as amended.		S-8	333-219913	99.1	August 11, 2017
10.4	#	Senior Executive Annual Incentive Plan.		10-K	001-37880	10.4	March 20, 2017
10.5	#	Tangible Stockholder Return Plan, dated August 2, 2018 (as amended and restated November 2, 2018).		10-Q	001-37880	10.4	November 8, 2018
10.6	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.1	November 14, 2016
10.7	#	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.2	November 14, 2016
10.8	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Non-Employee Directors under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.3	November 14, 2016
10.9	#	Form of Employment Inducement Stock Option Agreement		10-Q	001-37880	10.3	August 8, 2018
10.10	#	Amended and Restated Employment Agreement, dated April 13, 2016, by and between Novan, Inc. and Nathan Stasko.		S-1	333-213276	10.4	August 24, 2016
10.11	#	First Amendment to Amended and Restated Employment Agreement, dated June 4, 2017, by and between Novan, Inc. and Nathan Stasko.		8-K	001-37880	10.1	June 5, 2017
10.12	#	Separation and General Release Agreement, dated January 4, 2019, by and between Novan, Inc. and Nathan Stasko.		8-K	001-37880	10.1	January 7, 2019

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.13	#	Employment Agreement, dated March 16, 2017, by and between Novan, Inc. and Paula Brown Stafford, as amended October 12, 2017 and March 14, 2018.		10-K	001-37880	10.16	March 27, 2018
10.14	#	Employment Agreement, dated January 29, 2019, by and between Novan, Inc. and Paula Brown Stafford.	X
10.15	#	Employment Agreement, dated April 15, 2018, by and between Novan, Inc. and Jeff N. Hunter		8-K	001-37880	10.1	April 17, 2018
10.16	#	Separation and General Release Agreement, dated January 29, 2019, by and between Novan, Inc. and Jeff N. Hunter.	X
10.17	†#	Consulting Agreement, dated January 29, 2019, by and between Novan, Inc. and Jeff N. Hunter.	X
10.18	#	Employment Agreement, dated August 8, 2018, by and between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.2	November 8, 2018
10.19	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.3	November 8, 2018
10.20	#	Non-employee Director Compensation Policy.		10-Q	001-37880	10.1	August 8, 2018
10.21	†	Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012, and as amended on November 30, 2012.		S-1/A	333-213276	10.7	September 8, 2016
10.22	†	Second Amendment, dated April 12, 2016, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-Q	001-37880	10.4	November 14, 2016
10.23	†	Third Amendment, dated November 1, 2018, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.	X
10.24	†	UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.8	August 24, 2016
10.25	†	First Amendment, dated October 13, 2017, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.21	March 27, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.26	†	Second Amendment, dated November 2, 2018, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.	X
10.27	†	Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.9	August 24, 2016
10.28	†	First Amendment, dated October 13, 2017, to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.23	March 27, 2018
10.29	†	Second Amendment, dated November 2, 2018 to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.	X
10.30	†	License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.17	March 20, 2017
10.31	†	First Amendment, dated January 12, 2017 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.18	March 20, 2017
10.32	†	Second Amendment, dated October 5, 2018 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-Q	001-37880	10.1	November 5, 2018
10.33		Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC, as amended on January 6, 2015.		S-1	333-213276	10.11	August 24, 2016
10.34		Second Amendment, dated as of September 12, 2016, to the Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC.		10-Q	001-37880	10.7	November 14, 2016
10.35		Stock Sale and Purchase Agreement, dated April 13, 2016, by and between Novan, Inc. and Stasko Living Trust.		S-1	333-213276	10.12	August 24, 2016
23.1		Consent of BDO USA, LLP.	X
23.2		Consent of PricewaterhouseCoopers LLP.	X

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novan, Inc.

Date: March 27, 2019	By:	/s/ G. Kelly Martin
G. Kelly Martin
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ G. Kelly Martin	Chief Executive Officer and Director (Principal Executive Officer)	March 27, 2019
G. Kelly Martin
/s/ Paula Brown Stafford	President, Chief Operating Officer and Director	March 27, 2019
Paula Brown Stafford
/s/ John M. Gay	Vice President, Finance and Corporate Controller (Principal Financial Officer)	March 27, 2019
John M. Gay
/s/ Andrew J. Novak	Vice President, Accounting and Business Operations (Principal Accounting Officer)	March 27, 2019
Andrew J. Novak
/s/ Robert A. Ingram	Chairman of the Board	March 27, 2019
Robert A. Ingram
/s/ W. Kent Geer	Director	March 27, 2019
W. Kent Geer
/s/ Robert J. Keegan	Director	March 27, 2019
Robert J. Keegan
/s/ John Palmour	Director	March 27, 2019
John Palmour
/s/ Machelle Sanders	Director	March 27, 2019
Machelle Sanders
/s/ Eugene Sun	Director	March 27, 2019
Eugene Sun