Form 10-K/A
period 2018-12-31
Novan, Inc.
filed 2019-04-30
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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
The number of shares of registrant’s common stock outstanding as of April 22, 2019 was 26,069,734.
DOCUMENTS INCORPORATED BY REFERENCE
None.

Explanatory Note

Novan, Inc. (the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (“Amendment”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2019 (the “Initial Filing”), solely for the purposes of amending and supplementing Part III of the Annual Report on Form 10-K. This amendment changes the Company’s Initial Filing by including information required by Part III (Items 10, 11, 12, 13 and 14) because our definitive proxy statement will not be filed within 120 days after December 31, 2018, the end of the fiscal year covered by our Annual Report on Form 10-K.
In addition, in connection with the filing of this Amendment, the Company is including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV of the Initial Filing has also been amended to reflect the filing of the new certifications. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Except as contained herein, this Amendment does not modify or update disclosures contained in the Initial Filing. This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the date of the Initial Filing.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Our board of directors consists of eight directors and is divided into three classes with staggered, three-year terms. The terms of office of directors in Class III will expire at our annual meeting of stockholders to be held in 2019, or the 2019 Annual Meeting, or when such director’s successor is elected and qualified, or upon such director’s death, resignation or removal, and our Class III directors are expected to stand for re-election at the 2019 Annual Meeting. The terms of office of directors in Class I and Class II do not expire until the annual meetings of stockholders to be held in 2020 and 2021, respectively, and until his or her successor is elected and qualified, or until his or her death, resignation or removal.
Information about our directors, their ages as of March 31, 2019, occupations and length of board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, qualities and skills of each director that led to the conclusion that such director should serve as a member of our board of directors at this time.

Name of Director	Age	Principal Occupation	Director Since
Class I Directors:
John Palmour, Ph.D. (1)(3)	58	Vice President and Chief Technology Officer, Wolfspeed, a Cree, Inc. company	2010
Paula Brown Stafford (4)	54	President and Chief Operating Officer, Novan, Inc.	2017
Eugene Sun, M.D. (3)(4)	59	Senior Medical Advisor to the Biomedical Advanced Research and Development Authority, U.S. Department of Health and Human Services	2018

Class II Directors:
Robert A. Ingram (3)	76	General Partner, Hatteras Venture Advisors III, LLC	2011
G. Kelly Martin	60	Chief Executive Officer, Novan, Inc.	2015
Machelle Sanders (2)(4)	55	Secretary of the N.C. Department of Administration	2017

Class III Directors:
W. Kent Geer (1)(2)	64	Managing Director—Finance and Investor Relations, Med1 Ventures, LLC	2015
Robert J. Keegan (1)(2)	71	Retired Chief Executive Officer, Goodyear Tire and Rubber Co.	2016

(1)	Member of our audit committee

(2)	Member of our compensation committee

(3)	Member of our nominating and corporate governance committee

(4)	Member of our science and technology committee
John Palmour has served as a member of our board of directors since 2010. Since 1987, Dr. Palmour has worked at Cree, Inc., a company he co-founded and for which he currently serves as Vice President and the Chief Technology Officer of the Wolfspeed Division. Dr. Palmour served on Cree’s board of directors from 1995 to 2010. He is currently on the board of directors of Goodzer, Inc., a privately held company focused on local services Internet advertising. We believe that Dr. Palmour’s significant experience and leadership in the technology field and the advancement of innovation to broad-scale product commercialization qualifies him to serve on our board of directors.

Paula Brown Stafford is the President and Chief Operating Officer for Novan after serving as our Chief Development Officer since March 2017 and as a member of our board of directors since August 2017. Prior to joining Novan, Ms. Stafford held various roles of increasing importance at Quintiles Transnational Holdings Inc. (now IQVIA Holdings Inc.), a leading multinational provider of biopharmaceutical development services and commercial outsourcing services, since 1985, including serving as President of Clinical Development from 2010 to 2015, where she was responsible for all Phase I-IV clinical development operations globally and served on the Quintiles Executive Committee. Ms. Stafford also serves as a director of Health Decisions, Inc., a contract research organization for women’s health and diagnostics, serves as an adjunct professor in Public Health Leadership at the Gillings School of Global Public Health at the University of North Carolina, Chapel Hill, and operates her own third-party consulting business. We believe that Ms. Stafford’s extensive experience and leadership in clinical research and pharmaceutical product development qualifies her to serve on our board of directors.
Eugene Sun has served as a member of our board of directors since 2018. Dr. Sun currently serves as a Senior Medical Advisor to the Biomedical Advanced Research and Development Authority within the U.S. Department of Health and Human Services. Dr. Sun served as the Chief Executive Officer for Melinta Therapeutics, Inc., a biopharmaceutical company focused on antibiotics, from 2015 to 2017 and as its Executive Vice President from 2013 to 2015. Prior to joining Melinta, Dr. Sun served for 17 years and held senior positions at Abbott Laboratories, a multinational health care company, most recently as Corporate Vice President, Global Pharmaceutical Clinical Development. From 2001 to 2007, Dr. Sun served on the FDA Antiviral Drugs Advisory Committee, a panel of independent infectious disease experts. We believe that Dr. Sun’s extensive experience and leadership in clinical research and pharmaceutical product development qualifies him to serve on our board of directors.
Robert A. Ingram is the Chairman of our board of directors and has served as a member of our board of directors since 2011. Since 2007, he has been a general partner at Hatteras Venture Advisors III, LLC, a venture capital firm. Prior to Hatteras Venture Partners, Mr. Ingram held the roles of Chief Executive Officer and Chairman of the Board of GlaxoWellcome until his retirement in 2009 when he became the Strategic Advisor to the Chief Executive Officer, GlaxoSmithKline Plc. Mr. Ingram currently serves as Chairman of the board of directors of BioCryst Pharmaceuticals, Inc. and Selenity Pharmaceuticals, Inc. (formerly Viamet Pharmaceuicals Inc.), a private company focused on anti-infective research. We believe that Mr. Ingram’s significant experience and leadership in the pharmaceutical industry qualifies him to serve as chairman of our board of directors.
G. Kelly Martin has served as our Chief Executive Officer since April 2018, previously served as our interim Chief Executive officer beginning in June 2017 and has served as a member of our board of directors since 2015. Mr. Martin served as the Chief Executive Officer of Malin Corporation PLC, a life sciences investment company, from August 2015 to October 2017. Previously, he served as the Chief Executive Officer of Elan Corporation PLC, a biotechnology company, from February 2003 to December 2013. Before joining Elan, Mr. Martin spent more than 20 years at Merrill Lynch & Co., Inc. where he held a broad array of operating and executive responsibilities. Mr. Martin also serves as an executive and non-executive director on a number of public and private company boards and is a co-founder and director of Brandon Point Industries. We believe that Mr. Martin’s service as our Chief Executive Officer together with his extensive executive experience qualifies him to serve on our board of directors.
Machelle Sanders joined our board of directors in September 2017 and is a seasoned executive with over 29 years of progressive pharmaceutical and biotechnology experience. Ms. Sanders is currently serving as the Secretary of the N.C. Department of Administration, appointed by Governor Roy Cooper. In the private sector, Ms. Sanders was most recently responsible for the pharmaceutical operations and technology operational strategy at Biogen, Inc., a multinational biotechnology company, as vice president of quality assurance and vice president of manufacturing and general manager from 2009 to 2015. Ms. Sanders has also held leadership positions in manufacturing, global quality assurance and quality control at Biogen, Inc., Purdue Pharmaceuticals, a pharmaceutical company, and Diosynth-Akzu Nobel, a company that develops and offers manufacturing processes for active ingredients for pharmaceutical companies. We believe that Ms. Sanders’s broad and extensive knowledge of pharmaceutical manufacturing and quality systems and leadership experience qualifies her to serve on our board of directors.
W. Kent Geer has served as a member of our board of directors since 2015 and as our Lead Independent Director since June 2017. Since 2016, Mr. Geer has served as managing director, finance and investor relations for Med1 Ventures, LLC, an early stage medical device development company. Mr. Geer was an audit partner with Ernst & Young LLP from 1989 to 2011. Beginning in 2012, Mr. Geer served as the chairman of the board of directors of PowerSecure International, Inc. until the successful sale of the company in May 2016. Mr. Geer also serves on the board of governors of North Raleigh Christian Academy. We believe that Mr. Geer’s significant experience and leadership in public accounting and the biotechnology, pharmaceutical and technology industries qualifies him to serve on our board of directors.

Robert J. Keegan has served as a member of our board of directors since 2016. Mr. Keegan held the roles of chief executive officer and chairman of the board of directors of Goodyear Tire and Rubber Co. from 2000 to 2010. Most recently, he served as the non-executive chairman of the board of directors of Xerox Corporation and was an operating partner of the San Francisco-based private equity firm Friedman, Fleischer & Lowe. From 1972 to 2000, Mr. Keegan held various marketing, financial and managerial posts at Eastman Kodak, except for a two-year period from 1995 to 1997 when he worked as an executive vice president of the Avery Dennison Corporation. Mr. Keegan is chairman of the board of directors of Loparex, Inc., is and serves on the board of directors of Duke University’s Fuqua Business School, Graybeard Distillery and the Heart Center of Duke University and the Duke Health Board of Visitors. Mr. Keegan is a partner of L&K Properties of North Carolina, LLC. We believe that Mr. Keegan’s broad business experience, executive leadership expertise and extensive knowledge of financial and operational matters qualifies him to serve on our board of directors.
Executive Officers
Certain information regarding our executive officers is set forth below as of March 31, 2019. Executive officers are appointed by our board of directors to hold office until their successors are duly appointed and qualified, or until their resignation or removal.

Name	Age	Position(s)
G. Kelly Martin	60	Chief Executive Officer and Director
Paula Brown Stafford	54	President, Chief Operating Officer and Director
John M. Gay	42	Vice President, Finance and Corporate Controller
For information regarding Mr. Martin and Ms. Stafford, please refer to “Directors,” above.
John M. Gay is currently our Vice President of Finance and Corporate Controller and serves as our Principal Financial Officer and Corporate Secretary. He joined Novan in May of 2018 and previously held the position of Senior Director of Finance and Corporate Controller until his promotion to his current role in January 2019. Prior to Novan, Mr. Gay held previous director positions, including Director of SEC Reporting, with Valassis Digital and MaxPoint Inc., from May 2014 to April 2018. Mr. Gay also served as Corporate Controller of Furiex Pharmaceuticals, Inc. from June 2010 to May 2014, including from its initial listing on the Nasdaq stock market through the execution of an acquisition agreement of the company by Actavis plc (Forest Laboratories, Inc.) in an all-cash transaction valued at approximately $1.1 billion. Prior to joining Furiex Pharmaceuticals, Inc., Mr. Gay served as Audit Senior Manager and in other roles of increasing responsibilities at Deloitte and Arthur Andersen from September 2000 to May 2010. Mr. Gay is a certified public accountant and holds a Bachelor’s degrees in Economics and History, and a Master of Accounting degree from the University of North Carolina at Chapel Hill.

Audit Committee and Audit Committee Financial Experts
Our board of directors has a standing audit committee, which consists of W. Kent Geer, Robert J. Keegan and John Palmour. The chair of our audit committee is W. Kent Geer, who our board of directors has determined is an “audit committee financial expert,” as that term is defined by the rules of the Securities and Exchange Commission, or SEC, implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the listing standards of The Nasdaq Global Market. Our board of directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable SEC and Nasdaq requirements. To arrive at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his experience in the corporate finance sector.

Codes of Conduct
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and other employees. Our Code of Business Conduct and Ethics is available on the “Corporate Governance” page of the “Investor Relations” section of our website, which may be accessed by navigating to http://investors.novan.com/, by clicking the link under “Corporate Governance” and then by clicking on “Code of Business Conduct and Ethics” under “Governance Documents.” We intend to post on our website and (if required) file on Form 8-K all disclosures that are required by applicable law, the rules of the SEC or the Nasdaq listing standards, concerning any amendment to, or waiver from, our Code of Business Conduct and Ethics. However, the reference to our website does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider it to be a part of this report.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. To our knowledge, based solely on a review of the copies of such reports filed electronically on the SEC’s website and written representations, no other reports were required during the fiscal year ended December 31, 2018. We believe that all Section 16(a) filing requirements applicable to the executive officers, directors and persons who beneficially own more than 10% of our common stock were complied with in 2018, except that the reports associated with the June 2018 annual non-employee director stock option awards, automatically granted pursuant to the Company’s non-employee director compensation policy, were not timely filed for each of the following directors: Dr. Sun, Mr. Geer, Ms. Sanders, Dr. Palmour, Mr. Keegan, Mr. Murphy and Mr. Ingram.
Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program with respect to the 2018 fiscal year for the individual who served as our principal executive officer during the year and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2018. We refer to these persons as our “named executive officers” elsewhere in this report.
Our named executive officers for the 2018 fiscal year were:

•	G. Kelly Martin, Chief Executive Officer;

•	Paula Brown Stafford, President and Chief Operating Officer; and

•	Nathan Stasko, Ph.D., Former President and Chief Scientific Officer
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2018 and December 31, 2017.

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
G. Kelly Martin (5)	2018	$170,909		$560,000	(6)	$105,534	$593,010	$—	$30,522	$1,459,975
Chief Executive Officer	2017	—		—		—	100,000	—	38,125	138,125

Paula Brown Stafford (7)	2018	288,000	(8)	134,400	(9)	7,021	25,513	—	—	454,934
President and Chief Operating Officer	2017	171,467	(8)	118,315	(9)	—	491,540	60,000	33,000	874,322

Nathan Stasko (10)	2018	400,008		—		10,532	73,517	—	9,355	493,412
Former President and Chief Scientific Officer	2017	393,340		—		—	125,635	235,004	8,730	762,709

(1)
Amounts reflect the grant-date fair value of minimum bonus amounts established by our compensation committee for our named executive officers under our Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan (the “Performance Plan”) that directly ties compensation to the performance of our common stock. Minimum bonus amounts under the Performance Plan are contingent and only become payable if the Company achieves the Performance Plan’s established share price targets of $11.17 and $25.45. See the section entitled “Narrative to Summary Compensation Table—Performance Plan” for a further description of the Performance Plan. Performance Plan minimum bonus award fair values are estimated using a Monte Carlo simulation approach in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, rather than the amounts payable to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the Performance Plan awards made to our named executive officers, see Notes 1 and 11 in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies

and Use of Estimates—Share-Based Compensation” included in our Annual Report on Form 10-K filed with the SEC on March 27, 2019.

(2)
Amounts reflect the grant-date fair value of equity-based awards granted to our named executive officers, as applicable, including: (i) stock options in 2018 and 2017; and (ii) Stock Appreciation Rights (“SARs”) in 2018. Both stock option and SARs fair values are estimated using the Black Scholes Option Pricing Model in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the options and SARs made to our named executive officers, see Notes 1 and 10 in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” included in our Annual Report on Form 10-K filed with the SEC on March 27, 2019.

(3)
The Company did not award performance-based cash bonuses under the Company’s Senior Executive Annual Incentive Plan in 2018. For a description of the named executive officers’ annual bonus opportunities, please review the section entitled “Item 11. Executive Compensation—Narrative to Summary Compensation Table—Annual Bonuses.”

(4)
All other compensation includes matching contributions made under our 401(k) plan, premiums for executive life insurance, and a housing allowance for Mr. Martin. In addition, prior to Ms. Stafford’s commencement date as our Chief Development Officer, we made certain payments totaling approximately $33,000 to Habergeon LLC, where Ms. Stafford is managing director, for consulting services rendered.

(5)
Mr. Martin began serving as our Chief Executive Officer on an interim basis in June 2017, before being appointed as our Chief Executive Officer in April 2018. We did not pay Mr. Martin any compensation in 2017 for his capacity as interim Chief Executive Officer, and the 2017 amounts shown here reflect compensation paid pursuant to our non-employee director compensation policy until Mr. Martin was named as our permanent Chief Executive Officer in April 2018.

(6)
The amount disclosed as bonus represents a one-time signing bonus in August 2018 in conjunction with the execution of Mr. Martin’s employment agreement following his April 2018 appointment as our Chief Executive Officer. In determining the amount of the one-time signing bonus, our compensation committee considered the fact that Mr. Martin received no executive compensation while serving as our interim Chief Executive Officer from June 2017 through April 2018, nor did he receive executive compensation from April 2018 until his employment agreement became effective in August 2018.

(7)
Ms. Stafford began serving as our Chief Development Officer on a part-time basis effective March 20, 2017 and became our President and Chief Operating Officer on a full-time basis effective January 2, 2019.

(8)
Ms. Stafford served as our Chief Development Officer on a part-time basis in 2018 and 2017 and received base compensation at a rate of $288,000, equivalent to 75% of $384,000 on a full-time basis. Ms. Stafford became our President and Chief Operating Officer on a full-time basis effective January 2, 2019 and entered into a new employment agreement effective January 29, 2019, as described in further detail within the section entitled “Arrangements with our Named Executive Officers—Arrangements with Paula Brown Stafford.”

(9)
The amount disclosed as bonus represents bonus compensation paid to Ms. Stafford in accordance with the terms of her executed 2017 offer letter, as amended, for her service as our Chief Development Officer.

(10)
On December 31, 2018, as contemplated by Dr. Stasko’s Employment Agreement to occur following the appointment of Mr. Martin as Chief Executive Officer, upon request of our board of directors, Dr. Stasko resigned from his positions as President and director of the Company. Dr. Stasko resigned from his position as our Chief Scientific Officer effective January 4, 2019.

Narrative to Summary Compensation Table
Elements of Compensation
During 2018, we compensated our named executive officers through a combination of base salary, cash bonuses, long-term performance-based awards under our Performance Plan and 2016 Incentive Award Plan and other perquisites and benefits as described below.
Annual Base Salaries
The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In 2018, we paid the following total base salaries:

•
Mr. Martin received $170,909 which reflects the prorated amount of Mr. Martin’s $480,000 annual salary, for services rendered from August 8, 2018 (the effective date of his employment agreement) through December 31, 2018;

•	Ms. Stafford received $288,000 in accordance with the terms of her executed 2017 offer letter, as amended, which reflects the part-time equivalent to a full-time annual salary of $384,000; and

•	Dr. Stasko received $400,008 pursuant to his employment agreement.
Please see the section entitled “Item 11. Executive Compensation—Arrangements with our Named Executive Officers” for further description of each named executive officer’s employment arrangement, including those entered into with Ms. Stafford and Dr. Stasko in January 2019, subsequent to the period ended December 31, 2018.
Bonuses
Each named executive officer’s employment arrangement provided for certain cash bonuses, as described below:

•
Mr. Martin earned and received a one-time cash signing bonus of $560,000 in August 2018 in connection with the execution of his employment agreement and following Mr. Martin being named our permanent Chief Executive Officer in April 2018. In determining the amount of the one-time signing bonus, our compensation committee took into consideration the fact that Mr. Martin received no executive compensation from June 2017 through April 2018 while serving as the Chief Executive Officer on an interim basis, nor did he receive executive compensation from April 2018 until his employment agreement became effective in August 2018. Mr. Martin’s employment agreement does not provide for an annual target cash bonus opportunity under our Senior Executive Annual Incentive Plan.

•	Ms. Stafford earned cash bonuses of $134,400 during 2018 in accordance with the terms of her executed 2017 offer letter, as amended, for her service as our Chief Development Officer.

•
Dr. Stasko was eligible for a 2018 target bonus opportunity equal to 60% of his base salary, payable based on performance criteria. Dr. Stasko did not receive a bonus for 2018 due to his resignation as of January 4, 2019.

Please see the section entitled “Item 11. Executive Compensation—Arrangements with our Named Executive Officers” for further description of each named executive officer’s employment agreement, including agreements entered into with Ms. Stafford and Dr. Stasko in January 2019, subsequent to the period ended December 31, 2018.
Long-term Performance-based Compensation—Performance Plan
In August 2018, our board of directors approved and established the Performance Plan, which is a performance-based long-term incentive plan. The Performance Plan is intended to tie long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our historical practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Plan at the then-current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment as described below) are achieved.
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
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our common stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price target for the first tranche is $11.17 per share. The share price target for the second tranche is $25.45 per share. The related contingent bonus pools for the first and second tranches are $25.0 million and $50.0 million, respectively. Our compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, prior to the Performance Plan’s expiration date of March 1, 2022, no portion of the bonus pools will be paid, including the established minimum bonus amounts. The share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications, or similar events. In addition, in the event of a change in control, a pro rata amount will be paid to participants.

The Performance Plan provides for the bonus pool to generally be paid in the form of cash. However, our compensation committee has discretion to pay any bonus award under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, but only if our board of directors and stockholders approve the reservation of shares of our common stock for such payment. To date, our board of directors has not approved the reservation of any shares for issuance under the Performance Plan or requested that our stockholders approve any such reservation, and accordingly, no shares of our common stock may be issued thereunder unless and until such approvals occur.
The Performance Plan was effective immediately upon approval, expires on March 1, 2022, and covers all employees, including our executive officers, consultants and other persons deemed eligible by our compensation committee. If the Performance Plan’s share price targets are not achieved by the expiration date of March 1, 2022, no established bonus awards will be disbursed under the plan. The Performance Plan was subsequently amended and restated to reflect minor changes in the timing for establishing minimum bonus amounts.
Our compensation committee has established that our named executive officers will receive the following minimum bonus amounts under the Performance Plan if the share price targets are achieved:

•	In August 2018, our compensation committee established that Mr. Martin will receive the following minimum bonus amounts:

o
If the Performance Plan’s first share price target of $11.17 per share is achieved, Mr. Martin will receive a minimum bonus amount under the Performance Plan of $5,250,000. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed.

o
If the Performance Plan’s second share price target of $25.45 per share is achieved and Mr. Martin is serving as our Chief Executive Officer, he will receive a minimum bonus amount of $10,500,000 or, if the Performance Plan’s second share price target of $25.45 per share is achieved and he is serving as a director but is no longer serving as our Chief Executive Officer, he will instead receive a minimum bonus amount of $8,000,000.

o	If the Performance Plan’s second share price target is not achieved or if Mr. Martin is not serving as either CEO or a director at the time the target is achieved, no bonus award will be disbursed.

o
Mr. Martin’s minimum bonus amount under the Performance Plan is a contingent, performance-based award that, together with Mr. Martin’s SAR Award (as defined below), was implemented by our compensation committee in lieu of a stock option or other form of equity grant and targeted to be commensurate with an equity position typically granted to the chief executive officer of comparable life sciences companies.

•
In November 2018, our compensation committee established that, if the Performance Plan’s first share price target of $11.17 per share is achieved, Ms. Stafford will receive a minimum bonus amount under the Performance Plan of $500,000. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. In January 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $250,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $750,000.

•
Also in November 2018, our compensation committee established that, if the Performance Plan’s first share price target of $11.17 per share is achieved, Dr. Stasko would receive a minimum bonus amount under the Performance Plan of $750,000. However, our compensation committee has the ability under the Performance Plan to tie receipt of awards to employment or service obligations. Following his resignation in January 2019, Dr. Stasko is no longer entitled to any bonus amount under the Performance Plan.

Additionally, Mr. Martin and Ms. Stafford will also be eligible for consideration for a discretionary bonus under the Performance Plan to be determined by our compensation committee in connection with each share price target being earned.
Long-term Performance-based Compensation—2016 Incentive Award Plan
We currently sponsor the 2016 Incentive Award Plan, or the 2016 Plan, for purposes of granting stock options, SARs, and other equity-based instruments to our executive officers, directors and employees. Prior to establishment of the Performance Plan during 2018, we had historically awarded stock options under the 2016 Plan to executive officers and employees on an annual basis, subject to approval by our compensation committee. These annual grants to our executives and other employees were generally made in the first quarter of the subsequent fiscal year and represented the primary long-term incentive component of the employees’ overall compensation structure for the fiscal year.

Initial and promotion option grants to our executive officers are generally set forth in their employment agreements. These initial and promotion grants are the product of negotiation with the executive officer, but we generally seek to establish equity ownership levels that we believe are commensurate with the equity positions held by executive officers serving in similar roles at comparable biopharmaceutical companies. Stock option grants made to our executive officers include (i) time-based vesting awards with vesting provisions ranging from six months to three years and (ii) awards that have also included performance-based vesting conditions.
In August 2018, in connection with entering into his employment agreement, Mr. Martin was awarded 1,000,000 SARs with a exercise price of $3.80 and a vesting date of February 1, 2020, or the SAR Award. This SAR Award is a performance-based award that, together with Mr. Martin’s contingent, performance-based minimum bonus amount under the Performance Plan, was implemented by our compensation committee in lieu of a stock option or other form of equity grant and targeted to be commensurate with an equity position typically granted to the chief executive officer of comparable life sciences companies. The SARs were granted by our board of directors on a contingent basis and shall be considered irrevocably forfeited and voided in full if we fail to obtain stockholder approval of an amendment to the 2016 Plan that authorizes underlying common shares for the SARs. If such approval is not obtained from our stockholders, we will pay Mr. Martin the cash equivalent of the value of the SARs. The SARs entitle Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of our common stock on the date of exercise less the exercise price of $3.80 per share. The SARs will vest in full on February 1, 2020. The SARs will be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remains continuously employed with us through such date unless vesting is otherwise expressly accelerated pursuant to the SAR Award.
In January 2019, in connection with Ms. Stafford’s promotion to President and Chief Operating Officer and the execution of her employment agreement, Ms. Stafford received an option to purchase 55,000 shares of common stock.
Under the 2016 Plan, awards are not automatically accelerated upon a change in control. There is “double trigger” treatment of time-based awards, where they are accelerated only if termination without cause occurs within twelve months following a change in control, and performance-based awards are subject to the award agreement or our compensation committee’s discretion. Additional information regarding the effect of accelerated vesting upon a change in control with respect to our named executive officers is discussed below under “Item 11. Executive Compensation—Arrangements with our Named Executive Officers.”
Other Elements of Compensation
Retirement Plans
We currently maintain the Novan, Inc. 401(k) Plan, a defined contribution retirement savings plan, or the 401(k) Plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers were eligible to participate in the 401(k) Plan on the same terms as our other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. In 2018, each participant in the 401(k) Plan was eligible to receive matching contributions of up to 3% of such participant’s base salary. These matching contributions are fully vested after one full year of employment. We believe that providing a vehicle for retirement savings though our 401(k) Plan and making matching contributions adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers.
Employee Benefits and Perquisites
All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability insurance; and

•	life insurance.
In addition to the health and welfare benefits described above, our named executive officers participate in a company-paid executive life insurance plan. We generally do not provide any other perquisites to our named executive officers, except for certain travel and living expenses under our employment agreement with Mr. Martin, as described below.
We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.
Outstanding Equity Awards at Fiscal Year End
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2018.

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other right that have not vested (#)	Equity Incentive Plan Awards: Payout value of unearned shares, units or other right that have not vested ($)
G. Kelly Martin	09/20/16	(1)	14,484	—	$11.00	09/19/26
Chief Executive Officer	06/05/17	(2)	34,014	—	4.64	06/04/27
	08/16/18	(3)	1,000,000	—	3.80	02/01/20
	08/08/18						(4)	$15,750,000	(5)

Paula Brown Stafford	03/20/17	(6)	54,000	—	6.53	03/20/27
President and Chief Operating Officer	08/25/17	(7)	30,500	—	4.27	08/14/27
	10/12/17	(8)	68,401	—	5.03	10/11/27
	02/12/18	(9)	3,711	8,435	3.03	02/11/28
	11/13/18						(4)	500,000	(10)

Nathan Stasko (11)	12/29/14	(12)	45,000	—	1.12	12/28/24
Former President and Chief Scientific Officer	02/29/16	(13)	113,333	6,667	15.20	02/28/26
	06/12/17	(14)	21,250	21,250	4.23	06/11/27
	07/06/17	(15)	—	80,000	3.82	07/05/27
	02/12/18	(16)	10,694	24,306	3.03	02/11/28
	11/13/18						(4)	750,000	(17)

(1)	The option was granted under the 2016 Plan and vests in four equal quarterly installments, with the first installment vesting on December 20, 2016.

(2)	The option was granted under the 2016 Plan and vests in four equal quarterly installments, with the first installment vesting on September 5, 2017.

(3)
The SARs were granted on a contingent basis by our board under the 2016 Plan and are subject to stockholder approval. The SARs vest will vest in full on February 1, 2020. See the section entitled “Item 11. Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—2016 Stock Plan” for further details regarding the SARs’ terms.

(4)
Minimum bonus amounts established by our compensation committee under the Performance Plan—the Performance Plan provides for the bonus pool to generally be paid in the form of cash, and awards are denominated in cash. Our compensation committee has discretion to pay any bonus award under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, provided that our board and stockholders have approved the reservation of shares of our common stock for such payment.

(5)
The amount reflects the minimum bonus amount payable to Mr. Martin as of December 31, 2018 under the Performance Plan if the first share price target of $11.17 and second share price target of $25.45 per share is achieved. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed under the Performance Plan. See “Item 11. Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” for further information regarding the Performance Plan.

(6)	The option was granted under the 2016 Plan and vested six months from March 20, 2017.

(7)	The option was granted under the 2016 Plan and vested in four equal quarterly installments, with the first installment vesting on September 5, 2017.

(8)	The option was granted under the 2016 Plan and vested six months from October 12, 2017.

(9)	The option was granted under the 2016 Plan and vests in thirty-six equal monthly installments on the first day of each month following February 12, 2018.

(10)
The amount reflects the minimum bonus amount payable to Ms. Stafford as of December 31, 2018 under the Performance Plan if the first share price target of $11.17 per share is achieved. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. See “Item 11. Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” for further information regarding the Performance Plan.

(11)
On December 31, 2018, as contemplated by Dr. Stasko’s Employment Agreement to occur following the appointment of Mr. Martin as Chief Executive Officer, upon request of our board of directors, Dr. Stasko resigned from his positions as President and director of the Company. Dr. Stasko resigned from his position as our Chief Scientific Officer effective January 4, 2019.

(12)
The option was granted under the Novan, Inc. 2008 Stock Plan, or the 2008 Plan, and vests in thirty-six equal monthly installments on the first day of each month following December 1, 2014. This option was forfeited and cancelled in early April 2019 following Dr. Stasko’s resignation from his position as our Chief Scientific Officer in early January 2019.

(13)
The option was granted under the 2008 Plan and vests in thirty-six equal monthly installments on the first day of each month following February 29, 2016. This option was forfeited and cancelled in early April 2019 following Dr. Stasko’s resignation from his position as our Chief Scientific Officer in early January 2019.

(14)
The option was granted under the 2016 Plan and vests in thirty-six equal monthly installments each month following June 12, 2017. This option was forfeited and cancelled in early April 2019 following Dr. Stasko’s resignation from his position as our Chief Scientific Officer in early January 2019.

(15)
The option was granted under the 2016 Plan and included vesting terms whereby the option would vest if and only if certain performance criteria were satisfied. This option was forfeited and cancelled in early April 2019 following Dr. Stasko’s resignation from his position as our Chief Scientific Officer in early January 2019.

(16)
The option was granted under the 2016 Plan and vests in thirty-six equal monthly installments each month following February 12, 2018. This option was forfeited and cancelled in early April 2019 following Dr. Stasko’s resignation from his position as our Chief Scientific Officer in early January 2019.

(17)
The amount reflects the minimum bonus amount payable to Dr. Stasko as of December 31, 2018 under the Performance Plan if the first share price target of $11.17 per share is achieved. Following his resignation in January 2019, Dr. Stasko is no longer entitled to any bonus amount under the Performance Plan.

Arrangements with our Named Executive Officers
We have entered into employment arrangements with our named executive officers that set forth certain terms and conditions of their employment, including base salary and employee benefits.
Arrangements with G. Kelly Martin
Mr. Martin began serving as our Chief Executive Officer on an interim basis in June 2017 before being appointed as our Chief Executive Officer in April 2018, and prior to the employment agreement entered into on August 8, 2018, or the Martin Employment Agreement, he was only compensated pursuant to our Non-Employee Director Compensation Policy, as described in the section entitled “Director Compensation.”

Pursuant to the Martin Employment Agreement, Mr. Martin receives an annual base salary of $480,000 and received a signing bonus in the amount of $560,000. Mr. Martin is also eligible to participate in the standard benefit plans as well as an executive life insurance plan and reimbursement of reasonable business expenses. In addition, we have agreed to pay for or reimburse Mr. Martin for his extra living and travel expenses beginning in June 2017 associated with the fact that Mr. Martin’s primary residence is in Connecticut, and Mr. Martin is also eligible to earn awards equal to certain minimum bonus amounts, along with any discretionary awards, under and in accordance with the terms of the Performance Plan. In addition, our board of directors approved a stock appreciation right, or the SAR Award, for Mr. Martin under the 2016 Plan covering 1,000,000 shares of our common stock. This award is considered a contingent award and will be forfeited if we fail to obtain stockholder approval for amendments to the 2016 Plan required to permit the grant of the SAR Award. In such event, we will pay Mr. Martin the cash-equivalent value of the amount that would have been due and payable per the SAR Award as of February 1, 2020.
In the event of Mr. Martin’s “separation from service” by us without “cause” or by Mr. Martin for “good reason,” each as defined in the Martin Employment Agreement, then in addition to any accrued amounts and subject to Mr. Martin timely delivering an effective release of claims in our favor, Mr. Martin will be entitled to receive (i) immediate vesting as of the Separation Date of the SAR (if then approved by stockholders), (ii) payment of an amount equal to $3,000,000 payable in equal monthly installment payments over the 18 month period following the Separation Date commencing within no more than 60 days following the Termination Date, provided however, that if the 60-day period spans two calendar years, the payments will commence in the second calendar year with the first payment to include any installment payments that would have been made had a delay no occurred and (iii) continued participation in the Performance Plan with respect to previously established Minimum Bonus Amounts as described in the Martin Employment Agreement.
Notwithstanding the foregoing, the Martin Employment Agreement further provides that, in the event such “separation from service” of Mr. Martin by us without “cause” or by Mr. Martin for “good reason” within 6 months after the occurrence of a “change in control” as defined in the Martin Employment Agreement, Mr. Martin will be entitled to (i) immediate vesting as of the Separation Date of the SAR Award (if then approved by stockholders) as described in the Martin Employment Agreement, (ii) payment of $3,000,000 if the per share consideration for the “change in control” equals at least $5.00 (subject to revisions for stock splits etc.) and (iii) continued participation in the Performance Plan with respect to previously established minimum bonus amounts as described in the Martin Employment Agreement. Upon separation from service by Mr. Martin other than for “good reason” or due to death or disability, or by us for “cause,” Mr. Martin will not be entitled to any additional compensation beyond any accrued amounts.
Arrangements with Paula Brown Stafford
Ms. Stafford currently serves as our President and Chief Operating Officer on a full-time basis and is compensated pursuant to an employment agreement with an effective date of January 29, 2019, the Stafford Employment Agreement. Pursuant to the agreement Ms. Stafford receives an annual base salary of $450,000 and is eligible to receive an annual performance-based bonus with a target bonus equal of 50% of her base salary. Ms. Stafford is also eligible to participate in our incentive award plans. Ms. Stafford continues to be eligible to participate in standard benefit plans as well as an executive life insurance plan and reimbursement of reasonable business expenses.
In the event of Ms. Stafford’s “separation from service” by us without “cause” or by Ms. Stafford for “good reason,” not due to a “change in control,” each as defined in the Stafford Employment Agreement, then in addition to any accrued amounts and subject to Ms. Stafford timely delivering an effective release of claims in our favor and continued compliance with existing confidentiality and noncompetition agreements, Ms. Stafford will be entitled to receive (i) payment of an amount equal to 12 months of her base salary, plus a prorated annual bonus, calculated based on 100% achievement of objectives, paid in installments over 12 months in accordance with standard payroll practices, (ii) vesting of any of Ms. Stafford’s time-based options that would have vested during the 12 months following such separation, and (iii) reimbursement of Ms. Stafford’s applicable COBRA premiums for up to 12 months after such separation. Upon separation from service by Ms. Stafford other than for good reason or due to death or disability, or by Novan for “cause”, Ms. Stafford will not be entitled to any additional compensation beyond any accrued amounts.
Notwithstanding the foregoing, the Stafford Employment Agreement further provides that, in the event such “separation from service” of Ms. Stafford by us without “cause” or by Ms. Stafford for “good reason” within 6 months after the occurrence of a “change in control” as defined by the Stafford Employment Agreement, then in addition to any accrued amounts and subject to Ms. Stafford timely delivering an effective release of claims in our favor and continued compliance with existing confidentiality and noncompetition agreements, Ms. Stafford will be entitled to receive (i) payment of an amount equal to 12 months of her base salary, plus her annual bonus, calculated based on 100% achievement of objectives, paid in installments over 12 months in accordance with standard payroll practices, (ii) vesting of all of Ms. Stafford’s outstanding unvested options, and (iii) reimbursement of Ms. Stafford’s applicable COBRA premiums for up to 12 months after such separation.

Prior to the Stafford Employment Agreement, Ms. Stafford served as Chief Development Officer pursuant to an executed offer letter, dated as of March 13, 2017, as amended October 12, 2017 and March 14, 2018, or the Stafford Offer Letter. Ms. Stafford provided such services on a part-time basis. Ms. Stafford received base compensation at a rate of $288,000, equivalent to 75% of $384,000 on a full-time basis. Ms. Stafford was eligible to receive a performance-based bonus with a target bonus equal to 35% of actual base compensation and was eligible to participate in standard benefit plans. Pursuant to the Stafford Offer Letter, on March 20, 2017, Ms. Stafford received an option to purchase 54,000 shares of our common stock, and on August 25, 2017, she received an option to purchase 30,500 shares of our common stock. Additionally, Ms. Stafford received an option to purchase 68,401 shares of common stock in connection with the extension of her employment in October 2017.
Prior to entering into the Stafford Offer Letter and commencement of her services as Chief Development Officer, we made certain payments totaling approximately $33,000 to Habergeon LLC, of which Ms. Stafford is managing director, for consulting services she performed in February 2017 and March 2017.
Arrangements with Nathan Stasko
Dr. Stasko served as our President and Chief Scientific Officer pursuant to an amended and restated employment agreement, dated as of April 13, 2016, as amended June 4, 2017, or the Stasko Employment Agreement, pursuant to which he received an annual base salary of $400,000, was eligible to receive an annual performance-based bonus with a target bonus equal to 60% of his base salary and was eligible to receive at the sole discretion of the board, an annual equity award. The Stasko Employment Agreement also provided Dr. Stasko with eligibility to participate in standard benefit plans as well as an executive life insurance plan and reimbursement of reasonable business expenses. Dr. Stasko received an additional option to purchase 80,000 shares of common stock in connection with the amendment to his amended and restated employment agreement in the fiscal year 2017.
On December 31, 2018, Dr. Stasko resigned from his positions as President and director as contemplated by the Stasko Employment Agreement to occur following the appointment of G. Kelly Martin as Chief Executive Officer, upon request of our board of directors.
On January 4, 2019, or the Separation Date, Dr. Stasko resigned from his position as Chief Scientific Officer and we and Dr. Stasko entered into a Separation and General Release Agreement, or the Stasko Separation Agreement and the Stasko Employment Agreement was terminated. Under the terms of the Stasko Separation Agreement, we agreed to pay Dr. Stasko severance of $400,000 (less all applicable withholdings) in installment payments over the twelve month period following the Separation Date, commencing on the first payroll date occurring 10 days after the execution of the Stasko Separation Agreement, and a lump sum equal to $25,000 (less all applicable withholdings), to be paid on such payroll date as the other severance payments began. Additionally, under the Stasko Separation Agreement and consistent with our policy, Dr. Stasko received a payment of $34,231 for unused paid-time-off through December 31, 2018. The Stasko Separation Agreement confirms Dr. Stasko is not entitled to continuation as a participant in our medical, dental or life insurance benefits (subject to Dr. Stasko’s continuation coverage rights under COBRA or his vested rights, if any, under our 401(k) Plan or other company plan).
We and Dr. Stasko have agreed to the continuing applicability of the covenants set forth in the Confidentiality and Assignment of Inventions Agreement dated October 9, 2009, and the Noncompetition Agreement dated May 11, 2016, between Dr. Stasko and us. Dr. Stasko has also granted us a release covering any claims arising out of his employment or the termination thereof.
Director Compensation
The following table sets forth information concerning the compensation of our directors, other than Mr. Martin, Dr. Stasko and Ms. Stafford, for the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
W. Kent Geer	$76,250	$42,376	$118,626
Robert A. Ingram	66,318	42,376	108,694
Robert J. Keegan	57,500	42,376	99,876
Sean Murphy	30,693	42,376	73,069
John Palmour	47,500	42.376	89,876
Machelle Sanders	46,483	42,376	88,859
Eugene Sun	49,290	72,503	121,793

(1)
Amounts reflect the grant-date Black-Scholes value of stock awards and stock options granted during 2018, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to calculate the value of all stock awards and option awards made to our directors, see Notes 1 and 10 to our financial statements and the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” included in our Annual Report on Form 10-K filed with the SEC on March 27, 2019. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2018, by each director who was serving as of December 31, 2018, other than Mr. Martin and Ms. Stafford. No director held any other equity awards.

Name	Options Outstanding at Fiscal Year End December 31, 2018
W. Kent Geer	83,748
Robert A. Ingram	68,498
Robert J. Keegan	68,498
John Palmour	68,498
Machelle Sanders	39,240
Eugene Sun	33,078
Non-Employee Director Compensation Policy
On May 19, 2018, we amended the Novan, Inc. Non-Employee Director Compensation Policy, or the Director Compensation Policy, for our non-employee directors that consists of annual retainer fees and equity awards that will be paid or made automatically and without further action by our board of directors. Pursuant to the Director Compensation Policy, subject to continued service on our board, (i) each non-employee director receives an annual cash retainer of $35,000; (ii) each non-employee director serving as a committee chair receives an additional annual retainer between $10,000 and $20,000; (iii) each non-employee director serving as a committee member receives an additional annual retainer between $5,000 and $7,500; (iv) the non-employee chairman of our board of directors receives an additional annual retainer of $25,000; and (v) the lead independent director receives an additional annual retainer of $20,000. The Director Compensation Policy also provides each non-employee director with an annual equity award, subject to continued service on the board, equal to the lesser of 20,000 shares or the number of shares that have an aggregate grant-date fair value of $100,000 (and each non-employee director who is initially elected or appointed on any date other than the date of an annual meeting of stockholders will receive a prorated portion of such annual equity award for the year of such election or appointment). Notwithstanding the foregoing, our board of directors in its sole discretion may determine that the annual equity award for any year be granted in the form of restricted stock units with equivalent value on the date of grant (with the number of shares of common stock underlying each such award not to exceed 20,000 shares and subject to adjustment as provided in the 2016 Plan). Each director equity award will vest and become exercisable in four equal quarterly installments, such that each such award shall be fully vested and exercisable on the first anniversary of the date of grant, subject to the director’s continued service on our board of directors through each applicable vesting date.
Directors have been and will continue to be reimbursed for expenses directly related to their activities as directors, including attendance at board and committee meetings. Directors are also entitled to the protection provided by their indemnification agreements and the indemnification provisions in our certificate of incorporation and bylaws.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION
The following table presents information as of December 31, 2018, with respect to compensation plans under which shares of our common stock may be issued. The category “Equity compensation plans approved by security holders” in the table below consists of the 2016 Plan and the 2008 Plan. The table does not include the contingent SARs we granted to Mr. Martin in August 2018, which shall be irrevocably forfeited and voided in full if we fail to obtain stockholder approval of an amendment to the 2016 Plan that authorizes underlying common shares for the SARs. The table also does not include the Performance Plan as no shares of our common stock have been authorized for issuance under that plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options		Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		($)(b)		(c)
Equity Compensation Plans approved by security holders (4)	1,571,166	(1)	$5.57	(2)	699,376	(3)
Equity Compensation Plans not approved by security holders (5)	100,500		3.15		-
Total	1,671,666		5.42		699,376

(1)	Includes shares of common stock issuable upon exercise of outstanding options under the 2008 Plan – 243,909 shares; and the 2016 Plan – 1,327,257 shares.

(2)	The weighted-average remaining contractual term (in years) was 8.41.

(3)	Includes shares remaining for future issuance under the 2016 Plan.

(4)
During the first quarter of 2019, we issued equity compensation awards to our existing and newly hired employees, including certain of our officers, and certain equity compensation awards were forfeited or expired. As a result, as of March 31, 2019, there were 1,546,877 securities to be issued upon exercise of outstanding options, including 221,743 shares under the 2008 Plan and 1,325,134 shares under the 2016 Plan. The weighted average exercise price of outstanding options as of March 31, 2019, was $5.30, and the weighted average remaining contractual term (in years) was 8.33. As of March 31, 2019, there were 701,499 shares remaining for future issuance under the 2016 Plan.

(5)
In May 2018, we awarded nonstatutory stock options to purchase an aggregate of 100,500 shares of common stock to newly-hired employees, not previously employees or directors of Novan, as inducements material to the individuals’ entering into employment with us within the meaning of Nasdaq Listing Rule 5635(c)(4) (the “Inducement Grants”). The Inducement Grants have a grant date of May 31, 2018 and an exercise price of $3.15 per share. The Inducement Grants were awarded outside of the 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with our 2016 Plan and vest over three years, with one-third of the award vesting on each annual anniversary of the employee’s employment commencement date, subject to the employee’s continued service as an employee through the vesting period. All 100,500 Inducement Grants were outstanding as of December 31, 2018.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2019, by the following:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
Applicable percentages are based on 26,069,734 shares outstanding on March 31, 2019, adjusted as required by rules promulgated by the SEC.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or warrants exercisable within 60 days of March 31, 2019, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Novan, Inc., 4105 Hopson Road, Morrisville, NC 27560. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Number of Shares Beneficially Owned	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
5% Stockholders:
Reedy Creek Investments LLC (1)	7,894,736	26.30%
Malin Life Sciences Holdings Limited (2)	2,623,485	10.06%
Directors and Named Executive Officers:
G. Kelly Martin (3)	88,498	*
Paula Brown Stafford (4)	158,299	*
Nathan Stasko (5)	823,833	3.16%
Robert A. Ingram (6)	183,275	*
W. Kent Geer (7)	89,576	*
Robert J. Keegan (8)	126,533	*
John Palmour (9)	611,941	2.34%
Machelle Sanders (10)	34,240	*
Eugene Sun (11)	28,078	*
All current directors and executive officers, as a group (9 persons) (12)	1,349,607	5.07%

*	Represents beneficial ownership of less than one percent.

(1)
Reedy Creek Investments LLC (“Reedy Creek”) is the direct owner of 3,947,368 shares of common stock and 3,947,368 shares of common stock issuable upon exercise of outstanding warrants. Mr. Donald R. Parker is the sole member of the board of managers and the president and chief executive officer, treasurer and chief financial officer of Reedy Creek. The James H. Goodnight Management Trust (the “Trust”) owns a majority of the equity interests in Reedy Creek and has the right to appoint a majority of the members of the board of managers of Reedy Creek. Dr. James H. Goodnight is the sole trustee of the Trust and directs the voting and investment activities of the Trust. Each of Mr. Parker, the Trust and Dr. Goodnight may be deemed to share voting and dispositive power with respect to the securities owned by Reedy Creek. As such, Mr. Parker, the Trust and Dr. Goodnight may be deemed to be the indirect beneficial owners of the securities owned by Reedy Creek. Each of Mr. Parker, the Trust and Dr. Goodnight disclaims beneficial ownership of the securities owned by Reedy Creek, except to the extent of his and, with respect to the Trust, its, pecuniary interest therein, if any. The mailing address of Reedy Creek, the Trust and each of the foregoing individuals is 100 SAS Campus Drive, Cary, NC 27513.

(2)
Malin Life Sciences Holdings Limited is a wholly owned subsidiary of Malin Corporation plc. Malin Corporation plc may be deemed to beneficially own the shares and may be deemed to share voting and dispositive power over these shares. The mailing address of Malin Life Sciences Holdings Limited is 2 Harbour Square, Crofton Road, Dun Laoghaire, Co., Dublin, Ireland.

(3)	Consists of (i) 40,000 shares of common stock held by Mr. Martin and (ii) options to purchase 48,498 shares of common stock that are exercisable within 60 days of March 31, 2019.

(4)	Consists of options to purchase 158,299 shares of common stock that are exercisable within 60 days of March 31, 2019.

(5)
Consists of 823,833 shares of common stock held by The Stasko Living Trust, with Dr. Stasko as trustee. All of Dr. Stasko’s outstanding options to purchase common stock were forfeited on April 4, 2019, 90 days after Dr. Stasko’s resignation from his position as our Chief Scientific Officer on January 4, 2019.

(6)	Consists of (i) 119,777 shares of common stock held by Mr. Ingram and (ii) options to purchase 63,498 shares of common stock that are exercisable within 60 days of March 31, 2019.

(7)	Consists of (i) 10,828 shares of common stock held by Mr. Geer and (ii) options to purchase 78,748 shares of common stock that are exercisable within 60 days of March 31, 2019.

(8)
Consists of (i) 63,035 shares of common stock held by the Robert J. Keegan Trust, with Mr. Keegan as trustee, and (ii) options to purchase 63,498 shares of common stock that are exercisable within 60 days of March 31, 2019.

(9)
Consists of (i) 548,443 shares of common stock, of which 274,875 are held by the Palmour 2012 Irrevocable Children’s Trust, with Dr. Palmour as trustee, and (ii) options to purchase 63,498 shares of common stock that are exercisable within 60 days of March 31, 2019.

(10)	Consists of options to purchase 34,240 shares of common stock that are exercisable within 60 days of March 31, 2019.

(11)	Consists of options to purchase 28,078 shares of common stock that are exercisable within 60 days of March 31, 2019.

(12)
Consists of (i) 782,083 common shares held by our current executive officers and current directors and (ii) options and warrants to purchase 567,524 shares of common stock exercisable within 60 days of March 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section either were approved or ratified pursuant to this policy or occurred prior to the adoption of this policy.
Certain Relationships and Related Transactions
The following includes a summary of transactions since January 1, 2016, to which we have been a participant, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
Reedy Creek Investments
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek Investments LLC, or Reedy Creek, which is a greater than 5% stockholder. Pursuant to the Purchase Agreement, Reedy Creek provided funding in an initial amount of $25.0 million, which we will use primarily to pursue the development, regulatory approval and commercialization activities (including through out-license agreements and other third party arrangements) for certain of our product candidates for certain indications, namely SB206, SB414 and SB204, which we refer to as the Products. Reedy Creek will also provide additional funding of $10.0 million contingent upon our achievement of SB206 clinical trial success, as defined in the Purchase Agreement.

Pursuant to the Purchase Agreement, we will pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product, of any upfront fees, milestone payments, royalty payments or equivalent payments received by us pursuant to any out-license agreement for the Products in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by us to third parties pursuant to any agreements under which we have in-licensed intellectual property with respect to the Products in the United States, Mexico or Canada. The applicable percentage used for determining the ongoing quarterly payments for each Product ranges from 10% for SB206 to 20% for SB204 and SB414, provided that the applicable percentage for each Product will be 25% for fees or milestone payments received by us (but not royalty payments received by us) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If we decide to commercialize any of the relevant products on our own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, we will be obligated to pay Reedy Creek a low single digits royalty on net sales of the relevant products.
Unless earlier terminated, the Purchase Agreement will continue for so long as payments are due or payable under the Purchase Agreement. Reedy Creek may terminate the Purchase Agreement in the event of an uncured material breach by us, which, in certain circumstances, could cause us to be required to repay the amount paid by Reedy Creek under the Purchase Agreement, less any payments made to Reedy Creek by us under the Purchase Agreement as of the effective date of the termination.
Malin Life Sciences Holdings and Majority-owned Subsidiaries
On September 26, 2016, we completed our initial public offering and issued a total of 4,715,000 shares of common stock at a public offering price of $11.00 per share, including 800,000 shares sold to Malin Life Sciences Holding Limited, a greater than 5% stockholder at the time of our initial public offering.
In June 2017, G. Kelly Martin assumed the role of our Chief Executive Officer on an interim basis before being appointed as our Chief Executive Officer in April 2018, while also serving as a member of our board of directors. Until October 1, 2017, Mr. Martin served as chief executive officer of Malin Corporation plc, the parent company of Malin.
Upon stepping into our Chief Executive Officer role on an interim basis, Mr. Martin engaged a number of Malin employees to assist him in certain strategic and tactical initiatives and activities. We agreed to reimburse Malin for its out-of-pocket expenses for Mr. Martin and other Malin employees related to this effort. During the year ended December 31, 2017, we recognized $230,000 in out-of-pocket travel expenses owed to Malin and reimbursed in the first quarter of 2018. There were no such expenses for the year ended December 31, 2018.
Two of our directors during 2018 were also affiliated with Malin. Sean Murphy, who resigned from our board in September 2018, was an executive officer and a director of Malin, and an executive vice president of Malin Corporation plc. In addition, Robert A. Ingram, executive chairman of our board of directors, was also a director of Malin Corporation plc until July 2018.
During the years ended December 31, 2018 and 2017, we incurred costs of $601,000 and $69,000, respectively, in relation to a development and manufacturing consulting agreement with Cilatus BioPharma AG, or Cilatus, which is majority-owned by Malin Corporation plc. Estimated fees remaining under the current statement of work are approximately $230,000 and are expected to be incurred throughout 2019.
KNOW Bio
On December 30, 2015, we completed the distribution, or the Distribution, of all of the outstanding member interests of KNOW Bio, LLC, or KNOW Bio, our former wholly owned subsidiary, pro rata to our stockholders. We do not own an equity interest in KNOW Bio. However, certain of our current and former directors and executive officers, including Mr. Murphy and Dr. Stasko, as well as Malin, received equity interests in KNOW Bio as a result of the Distribution, and Mr. Murphy and Dr. Stasko both served as directors of KNOW Bio while they served as directors of the Company.
In April 2017, we entered into a master development services and clinical supply agreement with KNOW Bio and entered into related statements of work in the second quarter and second half of 2017, or collectively the KNOW Bio Services Agreement. Under the KNOW Bio Services Agreement, we provided certain development and manufacturing services to KNOW Bio’s respiratory drug development subsidiary. During the year ended December 31, 2017, we recognized $375,000 in research and development services revenue for services performed under the KNOW Bio Services Agreement. In January 2018, upon request by KNOW Bio, we stopped performing remaining development or manufacturing services contemplated under the KNOW Bio Services Agreement after reporting revenues of $9,000 in 2018.

In October 2017, we entered into amendments to certain licensing arrangements with KNOW Bio that were originally entered at the time of the Distribution. In connection with those amendments, we made an upfront payment to KNOW Bio of $250,000, and we will be obligated to make certain contingent payments in exchange for the rights granted under the licensing arrangements, as amended.
Health Decisions
On October 25, 2018, we announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions, Inc., or Health Decisions. Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. Our women’s health business unit is led by Paula Brown Stafford, who also is a stockholder and serves on the board of directors of Health Decisions.
Arrangements with Executive Officers and Directors
We have entered into employment agreements with our named executive officers. For more information regarding our arrangements with our named executive officers, see “Item 11. Executive Compensation—Arrangements with our Named Executive Officers.”
We have entered into an indemnification agreement with each of our current directors and executive officers. The indemnification agreements and our bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
Independence of Directors
Our common stock is listed on The Nasdaq Global Market. Under the listing requirements and rules of The Nasdaq Global Market, independent directors must comprise a majority of our board of directors, and each member of our audit committee, compensation committee and nominating and governance committee must be independent. Under the rules of The Nasdaq Global Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Audit committee members must also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. To be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of a company’s audit committee, the company’s board of directors or any other board committee, (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from the listed company or any of its subsidiaries or (ii) be an affiliated person of the listed company or any of its subsidiaries.
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Robert A. Ingram, W. Kent Geer, Robert J. Keegan, John Palmour, Machelle Sanders and Eugene Sun do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of The Nasdaq Global Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
Our board of directors determined that W. Kent Geer, Robert J. Keegan and John Palmour, each of the three members of our audit committee, satisfy the independence standards for our audit committee established by applicable SEC rules and the listing standards of The Nasdaq Global Market and Rule 10A-3.
Our board of directors has determined that Robert J. Keegan, W. Kent Geer and Machelle Sanders, each of the three members of our compensation committee, satisfy the independence standards for our compensation committee established by applicable SEC Rules and the listing standards of The Nasdaq Global Market, taking into consideration all factors specified in the applicable standards.
Our board of directors has determined that Robert A. Ingram, John Palmour and Eugene Sun, the three members of our nominating and corporate governance committee, are independent within the meaning of the applicable listing standards of The Nasdaq Global Market.

Item 14. Principal Accounting Fees and Services.
Principal Accountant Fees and Services
The following table represents the aggregate fees billed during the fiscal years ended December 31, 2018, and 2017, for services provided by BDO USA, LLC, or BDO, our independent registered public accounting firm for the fiscal year ended December 31, 2018.

	Fiscal Year Ended
	2018	2017
	(in thousands)
Audit Fees (1)	$257	$—
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$257	$—

(1)
Audit fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

All fees described above were approved by our audit committee.
Pre-Approval Policies and Procedures
Our audit committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of our audit committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of our audit committee’s members, but the decision must be reported to the full audit committee at its next scheduled meeting.
Our audit committee has determined that the rendering of services other than audit services by BDO are compatible with maintaining the principal accountant’s independence.

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are included in this Annual Report on Form 10-K/A:

(3)	List of Exhibits.

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.1	September 27, 2016
3.2		Amended and Restated Bylaws of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.2	September 27, 2016
4.1		Warrant Agreement, by and between Novan, Inc. and American Stock Transfer & Trust Company, LLC, dated January 9, 2018.		8-K	001-37880	4.1	January 9, 2018
10.1	#	Form of Director and Executive Officer Indemnification Agreement.		S-1	333-213276	10.1	August 24, 2016
10.2	#	2008 Stock Plan, as amended, and form of option agreements thereunder.		S-1	333-213276	10.2	August 24, 2016
10.3	#	2016 Incentive Award Plan, as amended.		S-8	333-219913	99.1	August 11, 2017
10.4	#	Senior Executive Annual Incentive Plan.		10-K	001-37880	10.4	March 20, 2017
10.5	#	Tangible Stockholder Return Plan, dated August 2, 2018 (as amended and restated November 2, 2018).		10-Q	001-37880	10.4	November 8, 2018
10.6	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.1	November 14, 2016
10.7	#	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.2	November 14, 2016
10.8	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Non-Employee Directors under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.3	November 14, 2016
10.9	#	Form of Employment Inducement Stock Option Agreement		10-Q	001-37880	10.3	August 8, 2018
10.10	#	Amended and Restated Employment Agreement, dated April 13, 2016, by and between Novan, Inc. and Nathan Stasko.		S-1	333-213276	10.4	August 24, 2016
10.11	#	First Amendment to Amended and Restated Employment Agreement, dated June 4, 2017, by and between Novan, Inc. and Nathan Stasko.		8-K	001-37880	10.1	June 5, 2017
10.12	#	Separation and General Release Agreement, dated January 4, 2019, by and between Novan, Inc. and Nathan Stasko.		8-K	001-37880	10.1	January 7, 2019

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.13	#	Employment Agreement, dated March 16, 2017, by and between Novan, Inc. and Paula Brown Stafford, as amended October 12, 2017 and March 14, 2018.		10-K	001-37880	10.16	March 27, 2018
10.14	#	Employment Agreement, dated January 29, 2019, by and between Novan, Inc. and Paula Brown Stafford.	*
10.15	#	Employment Agreement, dated April 15, 2018, by and between Novan, Inc. and Jeff N. Hunter		8-K	001-37880	10.1	April 17, 2018
10.16	#	Separation and General Release Agreement, dated January 29, 2019, by and between Novan, Inc. and Jeff N. Hunter.	*
10.17	†#	Consulting Agreement, dated January 29, 2019, by and between Novan, Inc. and Jeff N. Hunter.	*
10.18	#	Employment Agreement, dated August 8, 2018, by and between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.2	November 8, 2018
10.19	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.3	November 8, 2018
10.20	#	Non-employee Director Compensation Policy.		10-Q	001-37880	10.1	August 8, 2018
10.21	†	Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012, and as amended on November 30, 2012.		S-1/A	333-213276	10.7	September 8, 2016
10.22	†	Second Amendment, dated April 12, 2016, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-Q	001-37880	10.4	November 14, 2016
10.23	†	Third Amendment, dated November 1, 2018, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.	*
10.24	†	UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.8	August 24, 2016
10.25	†	First Amendment, dated October 13, 2017, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.21	March 27, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.26	†	Second Amendment, dated November 2, 2018, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.	*
10.27	†	Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.9	August 24, 2016
10.28	†	First Amendment, dated October 13, 2017, to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.23	March 27, 2018
10.29	†	Second Amendment, dated November 2, 2018 to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.	*
10.30	†	License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.17	March 20, 2017
10.31	†	First Amendment, dated January 12, 2017 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.18	March 20, 2017
10.32	†	Second Amendment, dated October 5, 2018 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-Q	001-37880	10.1	November 5, 2018
10.33		Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC, as amended on January 6, 2015.		S-1	333-213276	10.11	August 24, 2016
10.34		Second Amendment, dated as of September 12, 2016, to the Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC.		10-Q	001-37880	10.7	November 14, 2016
10.35		Stock Sale and Purchase Agreement, dated April 13, 2016, by and between Novan, Inc. and Stasko Living Trust.		S-1	333-213276	10.12	August 24, 2016
23.1		Consent of BDO USA, LLP.	*
23.2		Consent of PricewaterhouseCoopers LLP.	*

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance Document.	*
101.SCH	XBRL Taxonomy Extension Schema Document.	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	*
101.DEF	XBRL Taxonomy Extension Definition Document.	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	*

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Indicates management contract or compensatory plan.
*	Indicates that the exhibit was previously filed or furnished on or with the Annual Report on Form 10-K on March 27, 2019, as applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novan, Inc.

Date: April 30, 2019	By:	/s/ G. Kelly Martin
G. Kelly Martin
Chief Executive Officer (Principal Executive Officer)