Form 10-Q
period 2019-06-30
Novan, Inc.
filed 2019-08-13
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 5, 2019, there were 26,069,734 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$22,438	$8,194
Restricted cash	8,286	—
Deferred offering costs	49	49
Prepaid expenses and other current assets	1,237	1,107
Total current assets	32,010	9,350
Restricted cash	2,060	539
Intangible assets	75	75
Other assets	473	530
Property and equipment, net	11,054	15,868
Right-of-use lease assets	1,837	—
Total assets	$47,509	$26,362
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$957	$1,250
Accrued compensation	1,412	1,467
Accrued outside research and development services	789	563
Accrued legal and professional fees	295	498
Other accrued expenses	633	871
Deferred revenue, current portion	4,401	4,401
Research and development service obligation liability, current portion	8,286	—
Lease liabilities, current portion	1,151	11
Total current liabilities	17,924	9,061
Deferred revenue, net of current portion	4,825	2,566
Lease liabilities, net of current portion	5,395	10
Warrant liability	11,430	1,240
Research and development service obligation liability, net of current portion	1,521	—
Research and development funding arrangement liability, related party	25,000	—
Other long-term liabilities	1,630	289
Facility financing obligation	—	7,998
Total liabilities	67,725	21,164
Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 26,079,234 and 26,066,235 shares issued as of June 30, 2019 and December 31, 2018, respectively; 26,069,734 and 26,056,735 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	3	3
Additional paid-in capital	178,100	177,677
Treasury stock at cost, 9,500 shares as of June 30, 2019 and December 31, 2018	(155)	(155)
Accumulated deficit	(198,164)	(172,327)
Total stockholders’ (deficit) equity	(20,216)	5,198
Total liabilities and stockholders’ (deficit) equity	$47,509	$26,362

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
License and collaboration revenue	$1,101	$649	$2,201	$1,298
Research and development services revenue	—	—	—	9
Total revenue	1,101	649	2,201	1,307
Operating expenses:
Research and development	6,189	6,176	11,016	12,511
General and administrative	3,311	2,620	6,305	5,500
Total operating expenses	9,500	8,796	17,321	18,011
Operating loss	(8,399)	(8,147)	(15,120)	(16,704)
Other (expense) income, net:
Interest income	68	115	96	159
Interest expense	(1)	(261)	(1)	(523)
Change in fair value of warrant liability	(9,802)	711	(10,190)	4,269
Other income, net	36	4	92	4
Total other (expense) income, net	(9,699)	569	(10,003)	3,909
Net loss and comprehensive loss	$(18,098)	$(7,578)	$(25,123)	$(12,795)
Net loss per share, basic and diluted	$(0.69)	$(0.29)	$(0.96)	$(0.50)
Weighted-average common shares outstanding, basic and diluted	26,069,734	26,039,169	26,067,909	25,535,827

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2019
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2018	26,056,735	$3	$177,677	$(155)	$(172,327)	$5,198
Share-based compensation	—	—	168	—	—	168
Exercise of stock options	12,999	—	10	—	—	10
Net loss	—	—	—	—	(7,025)	(7,025)
Adoption of new accounting standards (Note 1)	—	—	—	—	(714)	(714)
Balance as of March 31, 2019	26,069,734	$3	$177,855	$(155)	$(180,066)	$(2,363)
Share-based compensation	—	—	245	—	—	245
Net loss	—	—	—	—	(18,098)	(18,098)
Balance as of June 30, 2019	26,069,734	$3	$178,100	$(155)	$(198,164)	$(20,216)

	Six Months Ended June 30, 2018
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2017	16,005,408	$2	$158,091	$(155)	$(159,654)	$(1,716)
Share-based compensation	—	—	887	—	—	887
Common stock issued through public offering, net of underwriting discounts, warrants, commissions and offering costs (Note 1)	10,000,000	1	17,387	—	—	17,388
Exercise of stock options	33,334	—	37	—	—	37
Net loss	—	—	—	—	(5,217)	(5,217)
Balance as of March 31, 2018	26,038,742	$3	$176,402	$(155)	$(164,871)	$11,379
Share-based compensation	—	—	546	—	—	546
Exercise of stock options	1,700	—	5	—		5
Net loss					(7,578)	(7,578)
Balance as of June 30, 2018	26,040,442	$3	$176,953	$(155)	$(172,449)	$4,352

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flow from operating activities:
Net loss	$(25,123)	$(12,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,021	809
Share-based compensation	1,754	1,433
Loss on disposal and write-offs of property and equipment	32	93
Change in fair value of warrant liability	10,190	(4,269)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(130)	308
Accounts payable	(293)	567
Accrued compensation	(55)	(788)
Accrued outside research and development services	226	16
Accrued legal and professional fees	(162)	(99)
Other accrued expenses	(238)	(489)
Deferred revenue	2,259	(1,334)
Advanced payment for research and development service obligation	12,000	—
Research and development service obligation liabilities	(2,193)	—
Other long-term assets and liabilities	(214)	31
Net cash used in operating activities	(926)	(16,517)
Cash flow from investing activities:
Purchases of property and equipment	(33)	(403)
Proceeds from the sale of property and equipment	—	40
Net cash used in investing activities	(33)	(363)
Cash flow from financing activities:
Proceeds from research and development funding arrangement	25,000	—
Proceeds from public offering, net of underwriting fees and commissions	—	35,625
Payments related to public offering costs	—	(322)
Proceeds from exercise of stock options	10	42
Payments on capital lease obligation	—	(5)
Net cash provided by financing activities	25,010	35,340
Net increase in cash, cash equivalents and restricted cash	24,051	18,460
Cash, cash equivalents and restricted cash as of beginning of period	8,733	3,063
Cash, cash equivalents and restricted cash as of end of period	$32,784	$21,523
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$—	$322
Deferred offering costs reclassified to additional paid-in capital	$—	$431

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$22,438	$20,984
Restricted cash included in current assets	8,286	—
Restricted cash included in noncurrent assets	2,060	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$32,784	$21,523

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
The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of June 30, 2019, the Company had an accumulated deficit of $198,164.

•
As described in Note 6—Research and Development Arrangements, in April 2019 and May 2019 the Company entered into (i) a royalty and milestone payments purchase agreement with a stockholder providing $25,000 of immediate funding, with an additional $10,000 contingent upon achieving successful top-line results of the SB206 Phase 3 clinical trials no later than March 31, 2020; and (ii) a development funding and royalties agreement with a corporate partner providing $12,000 of immediate funding.

•
The Company believes that its existing cash, cash equivalents and restricted cash balance, including the $25,000 and $12,000 received through research and development arrangements described in Note 6—Research and Development Arrangements, and expected contractual payments to be received in connection with previous licensing agreements will (i) provide the Company with adequate liquidity to fund its planned operating needs into the first quarter of 2020, including through expected top-line results of the Phase 3 molluscum clinical program targeted in the first quarter of 2020, or before; and (ii) into the second quarter of 2020, if paired with the potential $10,000 funding contingent upon achieving successful top-line results of the SB206 Phase 3 clinical trials no later than March 31, 2020.

•	As of June 30, 2019, the Company had a total cash, cash equivalents and restricted cash balance of $32,784.

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

The failure of the Company to obtain sufficient funds on acceptable terms, or the failure to trigger the $10,000 contingent payment under the Company’s royalty and milestone payments purchase agreement, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company intends to secure additional capital as needed. Additional capital may potentially include (i) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships; or (ii) equity or debt financings, which could cause dilution.
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
The Company incurred costs directly related to (i) the shelf registration statement filing totaling $110; and (ii) the January 2018 Offering completed in January 2018 totaling $370, all of which were initially capitalized and included in deferred offering costs. A pro-rata portion of the shelf registration offering costs and all of the January 2018 Offering costs were reclassified to additional paid-in capital upon completion of the January 2018 Offering.
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
Restricted Cash
Restricted cash as of June 30, 2019 and December 31, 2018 includes $539 of funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company. Restricted cash as of June 30, 2019 also includes $9,807 to be used for the development of SB206 for the treatment of molluscum contagiosum, pursuant to the funding agreement with Ligand Pharmaceuticals Incorporated (“Ligand”) described in Note 6—Research and Development Arrangements.

Leases
The Company’s significant accounting policies regarding leases are described in Note 1 of the Notes to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2018. Updates to the Company’s accounting policies, including impacts from the adoption of new accounting standards, are discussed within the section below, “Accounting Pronouncements Adopted”, and within Note 8—Commitments and Contingencies.
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and six months ended June 30, 2019 and 2018 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period. In addition, as described in Note 11—Share-Based Compensation, the Company’s board granted 1,000,000 stock appreciation rights (“SARs”) on a contingent basis in the third quarter of 2018. These securities were subject to stockholder approval and therefore were not considered outstanding as of June 30, 2019.

	June 30,
	2019	2018
Warrants to purchase common stock associated with January 2018 public offering (Note 10)	10,000,000	10,000,000
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	1,522,300	1,686,142
Inducement options outstanding (Note 11)	100,500	100,500
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
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $1,101 and $2,201 during the three and six months ended June 30, 2019, respectively, and $649 and $1,298 during the three and six months ended June 30, 2018, respectively. During the three and six months ended June 30, 2019 and 2018, substantially all revenue was generated from the Company’s licensing partner in Japan.
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
See Note 8—Commitments and Contingencies, for additional information related to the adoption of Topic 842.
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
In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This guidance is intended to reduce diversity in practice and clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU provided guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its condensed consolidated financial statements.
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
License of existing and potential future intellectual property to KNOW Bio.  The Company and KNOW Bio entered into an exclusive license agreement dated December 29, 2015 (the “KNOW Bio License Agreement”). Pursuant to the terms of the KNOW Bio License Agreement, the Company granted to KNOW Bio exclusive licenses, with the right to sublicense, under certain U.S. and foreign patents and patent applications that were controlled by the Company as of December 29, 2015 or that became controlled by the Company between that date and December 29, 2018, directed towards nitric-oxide releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds and other nitric oxide-based therapeutics.
Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the U.S. and foreign patents and patent applications exclusively licensed to the Company from UNC (the “UNC License Agreement”) and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the six months ended June 30, 2019 and 2018.
Amendments to License and Sublicense Agreements with KNOW Bio
On October 13, 2017, the Company and KNOW Bio entered into certain amendments to the Original KNOW Bio Agreements (the “KNOW Bio Amendments”). Pursuant to the terms of the KNOW Bio Amendments, the Company re-acquired from KNOW Bio exclusive, worldwide rights under certain U.S. and foreign patents and patent applications controlled by the Company as of December 29, 2015, and that became controlled by the Company between December 29, 2015 and December 29, 2018, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses (the “Oncovirus Field”). The Company also obtained a three-year exclusive option, subject to payment of separate option exercise fees, to include up to four additional specified oncoviruses in the Oncovirus Field.

KNOW Bio also granted to the Company an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three-year period between December 29, 2015 and December 29, 2018 and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, to develop and commercialize products for use in the Oncovirus Field.
Upon execution of the KNOW Bio Amendments, in exchange for the Oncovirus Field rights, the Company paid a non-refundable upfront payment of $250. Products the Company develops in the Oncovirus Field based on Nitricil will not be subject to any further milestones, royalties or sublicensing payment obligations to KNOW Bio under the KNOW Bio Amendments. However, if the Company develops products in the Oncovirus Field that incorporate a certain nitric oxide-releasing composition specified in the KNOW Bio Amendments and (i) are covered by KNOW Bio patents; or (ii) materially use or incorporate know-how of KNOW Bio or the Company related to such composition that was created between December 29, 2015 and December 29, 2018, the Company would be obligated to make certain contingent milestone and royalty payments to KNOW Bio under the KNOW Bio Amendments.
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
UNC License Agreement
The Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended, (the “UNC License Agreement”) provides the Company with an exclusive license to issued patents and pending applications directed to the Company’s library of Nitricil compounds, including patents issued in the U.S., Japan and Australia, with claims intended to cover NVN1000, the NCE for the Company’s current product candidates. The UNC License Agreement requires the Company to pay UNC up to $425 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees.

Unless earlier terminated by the Company at its election, or if the Company materially breaches the agreement or becomes bankrupt, the UNC License Agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country.
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

•
Up to an aggregate of 1.75 billion JPY (adjusted from 2.75 billion JPY in the Sato Agreement) upon the achievement of various development and regulatory milestones, including (i) a 0.25 billion JPY (approximately $2,162 USD) milestone payment received during the fourth quarter of 2018 following Sato’s initiation of a Phase 1 trial in Japan; and (ii) an aggregate of 1.0 billion JPY that becomes payable upon the earlier occurrence of specified fixed future dates or the achievement of milestone events.

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
Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. The Company is obligated to perform certain oversight, review and supporting activities for Sato, including: (i) using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the U.S.; (ii) sharing all future scientific information the Company may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206; (iii) performing certain additional preclinical studies if such studies are deemed necessary by the Japanese regulatory authority, up to and not to exceed a total cost of $1,000; and (iv) participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, the Company has granted Sato the option to use the Company’s trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the Company’s approval of such use.
The Amended Sato Agreement may be terminated by (i) Sato without cause upon 120 days’ advance written notice to the Company; (ii) either party in the event of the other party’s uncured material breach upon 60 days’ advance written notice; (iii) force majeure; (iv) either party in the event of the other party’s dissolution, liquidation, bankruptcy or insolvency; and (v) the Company immediately upon written notice if Sato challenges the validity, patentability, or enforceability of any of the Company’s patents or patent applications licensed to Sato under the Amended Sato Agreement. In the event of a termination, no portion of the upfront fees received from Sato are refundable.
Note 5: Revenue Recognition
Sato Agreement
The Company assessed the Sato Agreement in accordance with Topic 606 and concluded that the contract counterparty, Sato, is a customer within the scope of Topic 606. The Company identified the following promises under the Sato Agreement: (i) the grant of the intellectual property license to Sato; (ii) the obligation to participate in a joint committee that oversees, reviews, and approves Sato’s research and development activities and provides advisory support during Sato’s development process; (iii) the obligation to manufacture and supply Sato with all quantities of licensed product required for development activities in Japan; and (iv) the stand-ready obligation to perform any necessary repeat preclinical studies, up to $1,000 in cost. The Company determined that these promises were not individually distinct because Sato can only benefit from these licensed intellectual property rights and services when bundled together; they do not have individual benefit or utility to Sato. As a result, all promises have been combined into a single performance obligation.
The Sato Agreement also provides that the two parties agree to negotiate in good faith the terms of a commercial supply agreement pursuant to which the Company or a third party manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory. The Company concluded this obligation to negotiate the terms of a commercial supply agreement does not create (i) a legally enforceable obligation under which the Company may have to perform and supply Sato with API for commercial manufacturing; or (ii) a material right because the incremental commercial supply fee consideration agreed upon between the parties in the Sato Agreement is representative of a stand-alone selling price for the supply of API and does not represent a discount. Therefore, this contract provision is not considered to be a promise to deliver goods or services and is not a performance obligation or part of the combined single performance obligation described above.
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

The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to June 30, 2019; or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:

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

The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2018	$17,790	$24,757	$6,967

June 30, 2019	$13,330	$22,556	$9,226

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2018	$4,401	$2,566	$6,967

June 30, 2019	$4,401	$4,825	$9,226
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset). The change in the net deferred revenue balance during the three months ended June 30, 2019 was associated with the receipt of the second installment payment of 0.5 billion JPY (approximately $4,460 USD, and recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue). During the three and six months ended June 30, 2019, the Company recognized $1,101 and $2,201, respectively, in license and collaboration revenue under this agreement. During the three and six months ended June 30, 2018, the Company recognized $649 and $1,298, respectively, in license and collaboration revenue under this agreement.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of June 30, 2019 and therefore, is currently fully constrained and excluded from the transaction price.
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
Prior to the Sato Amendment, the Company estimated the Sato Agreement development timeline for the SB204 product candidate to be approximately 5 years, starting in February 2017 and completing in the first quarter of 2022. With the Amended Sato Agreement, the Company and Sato are now advancing both the SB204 and SB206 product candidates for the Japan territory. The parties are working collaboratively to reach agreement with respect to the Japan territory development plan, including a corresponding timeline and estimated duration for the development programs in whole. As of June 30, 2019, the estimated timeline is 7.5 years. The Company notes that it monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. Therefore, if the duration of the development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
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

•
The intellectual property rights granted to Sato under the Sato Agreement include certain intellectual property rights which the Company has licensed from UNC. Under the UNC License Agreement described in Note 3—Research and Development Licenses, the Company is obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, the Company is obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.

Performance Obligations under the Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of June 30, 2019 was $9,226. The Company expects to recognize approximately 20% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Sato Agreement that are contingent upon future sales.
Research and Development Services to KNOW Bio
The Company entered into a services agreement with KNOW Bio (the “KNOW Bio Services Agreement”) during 2017 and provided research and development services on a fee-for-service basis. After assessing revenue according to the five-step model of ASC 606, the Company determined that contract research and development services revenue should be recognized in the period in which the services are performed. During the six months ended June 30, 2018, the Company recognized $9 in research and development services revenue for services performed under the KNOW Bio Services Agreement. There was no research and development services revenue recognized during the three and six months ended June 30, 2019 or the three months ended June 30, 2018.

Note 6: Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, the Company entered into a royalty and milestone payments purchase agreement (the “Purchase Agreement”) with Reedy Creek Investments LLC (“Reedy Creek”), pursuant to which Reedy Creek provided funding to the Company in an initial amount of $25,000, which the Company will use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third party arrangements) activities for SB206, a topical anti-viral gel being developed for the treatment of molluscum contagiosum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis. Reedy Creek will also provide additional funding to the Company of $10,000 contingent upon the achievement by the Company of SB206 clinical trial success, defined as (i) the achievement, no later than March 31, 2020, of statistically significant rates of complete clearance of lesions for molluscum contagiosum in humans at week 12 in each of the two Phase 3 clinical trials or any other primary endpoint required or accepted by the FDA for the SB206 product; or (ii) equivalent achievement (as agreed upon by the parties).
Pursuant to the Purchase Agreement, the Company will pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by the Company pursuant to any out-license agreement for SB204, SB206 or SB414 in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by the Company to third parties pursuant to any agreements under which the Company has in-licensed intellectual property with respect to such products in the United States, Mexico or Canada. The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by the Company pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB204 and SB414. However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by the Company (but not royalty payments received by the Company) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If the Company decides to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third party arrangement, the Company will be obligated to pay Reedy Creek a low single digits royalty on net sales of such products.
The Company has determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements. The Company concluded that there has not been a substantive and genuine transfer of risk related to the Purchase Agreement as (i) Reedy Creek has the opportunity to recover its investment regardless of the outcome of the research and development programs within the scope of the agreement (prior to commercialization of any in scope assets through potential out-licensing agreements and related potential future milestone payments); and (ii) there is a presumption that the Company is obligated to pay Reedy Creek amounts equal to its investment based on the related party relationship at the time the parties entered into the Purchase Agreement. The Purchase Agreement is a broad funding arrangement, due to (i) the multi-asset, or portfolio approach including three developmental assets that are within the scope of the arrangement; and (ii) Reedy Creek’s approximate 15% ownership of the outstanding shares of common stock of the Company.
As such, the Company has determined that the appropriate accounting treatment under ASC 730-20 is to record the initial proceeds of $25,000 as cash and cash equivalents, as the Company has the ability to direct the usage of funds, and a long-term liability within its classified balance sheet. The long-term liability will remain until the Company receives future milestones from other potential third parties, as defined within the Purchase Agreement, of which 25% will be contractually owed to Reedy Creek. If potential future milestones are received by the Company, and become partly due to Reedy Creek, the corresponding partial repayment to Reedy Creek will result in a ratable reduction of the total long-term obligation to repay the initial purchase price.
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, the Company entered into a development funding and royalties agreement (the “Funding Agreement”) with Ligand, pursuant to which Ligand provided funding to the Company of $12,000, which the Company will use to pursue the development and regulatory approval of SB206, a topical anti-viral gel being developed for the treatment of molluscum contagiosum.

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
The Company has determined that the Ligand transaction is within the scope of ASC 730-20 as it represents an obligation to perform contractual services for the development of SB206. In addition, the Funding Agreement also states that if all development of SB206 is ceased prior to the first regulatory approval, the Company must pay to Ligand an amount equal to the purchase price less the amount spent in accordance with the development budget on development activities conducted prior to such cessation.
As such, the Company has concluded that the appropriate accounting treatment under ASC 730-20 is to record the initial proceeds of $12,000, as restricted cash, as the funds can only be used for the progression of SB206, and a liability on its condensed consolidated balance sheet. The Company will amortize the liability ratably, based on the Ligand funding as a percentage of the total direct costs incurred by the Company related to the progression of the SB206 program. The ratable Ligand funding will be presented within the consolidated statement of operations as an offset to research and development expenses associated with SB206.
For the three and six months ended June 30, 2019, the Company recorded $2,193 as contra-research and development expense related to the SB206 developmental program, funded by Ligand.
Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Computer equipment	$575	$577
Furniture and fixtures	305	312
Laboratory equipment	7,446	7,442
Office equipment	339	400
Building related to facility lease obligation	—	10,557
Leasehold improvements	7,053	1,168
Property and equipment, gross	15,718	20,456
Less: Accumulated depreciation and amortization	(4,664)	(4,588)
Total property and equipment, net	$11,054	$15,868
Depreciation and amortization expense was $518 and $1,021 for the three and six months ended June 30, 2019, respectively, and $408 and $809 for the three and six months ended June 30, 2018, respectively.
See Note 1—Organization and Significant Accounting Policies and Note 8—Commitments and Contingencies regarding the adoption of Topic 842, Leases, and its impact to property and equipment, net for the six months ended June 30, 2019.
Note 8: Commitments and Contingencies
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
Beginning January 1, 2019, the Company applies the accounting guidance in ASC 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease the Company: (i) identifies lease and non-lease components; (ii) determines the consideration in the contract; (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset. The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on our operating lease liabilities as of June 30, 2019 was 9.85%. The weighted average remaining lease term for our operating leases as of June 30, 2019 was 7.0 years.
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
The Company had recorded an asset related to the building and construction costs within property and equipment of $10,557 as of December 31, 2018. The non-current facility lease obligation on the Company’s condensed consolidated balance sheet was $7,998 as of December 31, 2018. During the three and six months ended June 30, 2018, the Company recognized interest expense related to the primary facility lease of $261 and $522, respectively, and there was $41 of accrued interest included in other accrued expenses as of December 31, 2018.
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
The Company has elected to separate lease components (fixed rent payments) with non-lease components (common-area maintenance costs) on our real estate assets. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our condensed consolidated statements of operations. The Company has elected the short-term lease exemption and, therefore, does not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.
Rent expense, including both short-term and variable lease components associated with the primary facility lease, was $273 and $430 for the three and six months ended June 30, 2019, respectively, and $89 and $131 for the three and six months ended June 30, 2018, respectively.
The Company’s supplemental non-cash disclosure for its ROU assets obtained in exchange for lease liabilities was $1,827 for the six months ended June 30, 2019.
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
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of June 30, 2019.
See Note 3—Research and Development Licenses regarding the Company’s research and development license agreements.

See Note 6—Research and Development Arrangements regarding the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand.
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
Compensatory Obligations
In conjunction with the departures of three former Company officers in 2019 and 2018, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized related severance expense of $878 and $332, during the six months ended June 30, 2019 and 2018, respectively. The remaining accrued severance obligation in respect of the three former officers was $423 as of June 30, 2019, which is included in accrued compensation in the accompanying condensed consolidated balance sheet. The Company also recognized non-cash stock compensation expense of $0 and $212 during the six months ended June 30, 2019 and 2018, respectively, related to the accelerated vesting of the former officers’ stock options. There was no severance expense or non-cash stock compensation expense in relation to these departures during the three months ended June 30, 2019 and 2018.
In November 2018, the Company realigned its overall employee headcount to reduce certain fixed costs. Total employee severance costs associated with this action are expected to be $306, of which $32 and $93 was expensed during the three and six months ended June 30, 2019, respectively. As of June 30, 2019, severance costs of $103 were accrued in the accompanying consolidated balance sheet.
See Note 11—Share-Based Compensation regarding the contingent award of Stock Appreciation Rights granted in August 2018.
See Note 12—Tangible Stockholder Return Plan regarding the Tangible Stockholder Return Plan adopted in August 2018.
Note 9: Stockholders’ Equity
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
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of June 30, 2019 and December 31, 2018. There were 26,069,734 and 26,056,735 shares of voting common stock outstanding as of June 30, 2019 and December 31, 2018, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2019	December 31, 2018
Outstanding stock options (Note 11)	1,622,800	1,671,666
Warrants to purchase common stock issued in January 2018 Offering (Note 10)	10,000,000	10,000,000
For possible future issuance under 2016 Stock Plan (Note 11)	564,410	699,376
	12,187,210	12,371,042
Preferred Stock
The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of June 30, 2019 and December 31, 2018.
Note 10: Warrants
The Company evaluates its financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level in which to classify them for each reporting period, pursuant to the fair value measurements policy described below. This determination requires significant judgments to be made.
For warrants that are issued or modified and there is a deemed possibility that the Company may have to settle them in cash, the Company records the fair value of the warrants at the initial measurement date, or date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.
The Company has categorized its financial instruments, based on the priority of the inputs used to value the investments, into a three-level fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and lowest priority to unobservable inputs (Level 3). If the inputs used to measure the investments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the investment. The fair value of warrants falls within Level 3 of the hierarchy as there is currently no active trading market.
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

There were no exercises of warrants during the three and six months ended June 30, 2019 and 2018. The following table presents the Company’s warrant liability measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$11,430	$11,430
Total liabilities at fair value	$—	$—	$11,430	$11,430

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$1,240	$1,240
Total liabilities at fair value	$—	$—	$1,240	$1,240
The fair value of the common stock warrants is estimated using a valuation model that approximates a Monte Carlo simulation model, which takes into consideration the probability of a fundamental transaction occurring during the contractual term of the warrants. This valuation model, which includes inputs classified as Level 3 in the fair value hierarchy, estimated a fair value of $1.14 and $0.12 per common stock warrant as of June 30, 2019 and December 31, 2018, respectively. The inputs to the valuation model that approximates a Monte Carlo simulation model are presented below.

	June 30, 2019	December 31, 2018
Estimated dividend yield	—	—
Expected volatility	92.51%-100%	77.74%-100%
Risk-free interest rate	1.76%	2.46%
Expected term (years)	2.53	3.02
Fair value per share of common stock underlying the warrant	$2.70	$0.83
Warrant exercise price	$4.66	$4.66
Due to the Company’s limited historical stock price data, the Company estimates stock price volatility based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected life of the warrant.
The increase in fair value of the warrants of $9,802 and $10,190 for the three and six months ended June 30, 2019, respectively, and decrease in fair value of the warrants of $711 and $4,269 for the three and six months ended June 30, 2018, respectively, are included as components of other income and expense in the Company’s condensed consolidated statements of operations and comprehensive loss. The change in the warrant liability and the corresponding unrealized loss/gain recognized during the three and six months ended June 30, 2019 and 2018, respectively, is primarily due to the fluctuations in the market price of the Company’s underlying common stock from the date of issuance to June 30, 2019, in addition to fluctuations in the other valuation model inputs.

The following table summarizes the change in the fair value of the warrant liability, which is valued using significant unobservable Level 3 inputs, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning Balance	$1,628	$14,248	$1,240	$—
Issuance	—	—	—	17,806
Revaluations Included In Earnings	9,802	(711)	10,190	(4,269)
Exercises	—	—	—	—
Expirations	—	—	—	—
Ending Balance	$11,430	$13,537	$11,430	$13,537
Note 11: Share-Based Compensation
2016 Stock Plan
During the six months ended June 30, 2019, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.
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
During the three and six months ended June 30, 2019, the Company recorded employee share-based compensation expense related to the SARs of $409 and $416, respectively. There was no share-based compensation expense related to SARs during the three and six months ended June 30, 2018. In addition, the corresponding obligation is recorded within other long-term liabilities on the Company’s condensed consolidated balance sheet as of June 30, 2019.
See Note 14—Subsequent Events regarding the Company’s 2019 Annual Meeting of Stockholders held on July 31, 2019 and the proposal to amend the 2016 Plan.

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
Stock Compensation Expense
During the three and six months ended June 30, 2019, the Company recorded employee share-based compensation expense for equity-based awards of $1,540 and $1,754, respectively. During the three and six months ended June 30, 2018, the Company recorded employee share-based compensation expense for equity-based awards of and $546 and $1,433, respectively. Total share-based compensation expense for equity-based awards included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development	$520	$283	$581	$703
General and administrative	1,020	263	1,173	730
	$1,540	$546	$1,754	$1,433
Stock option activity for the six months ended June 30, 2019 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	1,671,666	$5.42
Options granted	345,500	2.10
Options forfeited	(381,367)	7.29
Options exercised	(12,999)	0.76
Options outstanding as of June 30, 2019	1,622,800	$4.31	8.16	$246
As of June 30, 2019, there were a total of 1,622,800 stock options outstanding, including 100,500 inducement grants awarded in May 2018. In addition, there were 564,410 shares available for future issuance under the 2016 Plan as of June 30, 2019.
Note 12: Tangible Stockholder Return Plan
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
During the three and six months ended June 30, 2019, the Company recorded employee share-based compensation expense related to the Performance Plan of $885 and $924, respectively.
Note 13: Related Party Transactions
Members of the Company’s board of directors held 1,002,776 and 782,083 shares of the Company’s common stock as of June 30, 2019 and December 31, 2018, respectively.

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
Cilatus BioPharma
During the three and six months ended June 30, 2019, the Company incurred costs of $78 and $172, respectively, in relation to a development and manufacturing consulting agreement with Cilatus BioPharma AG (“Cilatus Agreement”), which is majority-owned by Malin Corporation plc. During the three and six months ended June 30, 2018, the Company incurred costs of $172 and $370, respectively, under the Cilatus Agreement. These costs are expensed as incurred and are classified as research and development expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. Estimated fees remaining under the current statements of work are approximately $163, and are expected to be incurred throughout the remainder of 2019.
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
Reedy Creek
Reedy Creek beneficially owns approximately 15% of the Company’s outstanding common stock and approximately 3.9 million warrants, all of which was acquired during the Company’s public offering of common stock and accompanying warrants in January 2018. Accordingly, Reedy Creek is a related party of the Company. The purchase agreement with Reedy Creek, described in Note 6—Research and Development Arrangements, was evaluated and approved pursuant to the Company’s existing related party transactions policy.
Note 14: Subsequent Events
Stock Appreciation Rights
As described in Note 11—Share-Based Compensation, on August 8, 2018, the Company entered into the Employment Agreement with G. Kelly Martin. The Employment Agreement provided for 1,000,000 SARs granted on a contingent basis that would have been irrevocably forfeited and voided in full if the Company had failed to obtain stockholder approval for an amendment to the 2016 Plan (“the 2016 Plan Amendment”). If such approval had not been obtained, the Company would have been required to pay Mr. Martin the cash equivalent of the value of the SARs.
On July 31, 2019, at the Company’s 2019 Annual Meeting of Stockholders, stockholders approved the 2016 Plan Amendment, which (i) increased the number of shares of the Company’s common stock reserved for issuance under the 2016 Plan by 1,000,000 shares; and (ii) increased the limit on the number of awards that may be granted to any one person in any year. As such, with stockholder approval of the 2016 Plan Amendment, the SARs detailed within the Employment Agreement have been awarded to Mr. Martin and are no longer considered to be granted on a contingent basis.

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
These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
We will need substantial additional funding and as of June 30, 2019, we had an accumulated deficit of $198.2 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or eventual commercialization efforts.

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

•
Unexpected delays in our ability to manufacture our NVN1000 active pharmaceutical ingredient, or the associated drug product in a deliverable form, in our facility or at a third party manufacturer for support of our development and/or commercialization activities could adversely affect our development and commercialization timelines and result in increased costs of our development programs.

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

We are advancing strategic development programs in the field of dermatology, while also further expanding the platform into women’s health and gastroenterological, or GI, therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We are also conducting preclinical work on NCEs and formulations for oncovirus-mediated diseases in the women’s health field and for inflammatory diseases in the GI field. Further advancement of these development activities is dependent upon our ability to access additional capital. Additional capital may potentially include (i) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships; or (ii) equity or debt financings, which could cause dilution. We are actively pursuing these capital sourcing pathways through ongoing business development discussions around our late-stage assets and the broader dermatology platform.
As of June 30, 2019, we had a total cash, cash equivalents and restricted cash balance of $32.8 million and positive working capital of $14.1 million. As described below in “Business Updates”, in late April 2019 and early May 2019 we entered into (i) a royalty and milestone payments purchase agreement with a stockholder providing $25.0 million of immediate funding, with an additional $10.0 million contingent upon achieving successful top-line results of the SB206 Phase 3 clinical trials no later than March 31, 2020; and (ii) a development funding and royalties agreement with a corporate partner providing $12.0 million of immediate funding. We believe that our existing cash, cash equivalents and restricted cash balance, including the $25.0 million and $12.0 million received through research and development arrangements, and expected contractual payments to be received in connection with previous licensing agreements will (i) provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2020, including through expected top-line results of the Phase 3 clinical program for molluscum contagiosum, or molluscum, targeted in the first quarter of 2020, or before; and (ii) into the second quarter of 2020, if paired with the potential $10.0 million funding contingent upon achieving successful top-line results of the SB206 Phase 3 clinical trials no later than March 31, 2020.
We expect that we will continue to incur substantial expenses as we continue clinical trials and preclinical studies for, and research and development of, our product candidates and maintain, expand and protect our intellectual property portfolio. We will need additional funding to continue our operating activities and make further advancements in our drug development programs.
Our near-term programmatic focus remains on our molluscum (SB206) and atopic dermatitis (SB414) programs. We conducted and completed our SB206 Phase 2 trial for the treatment of molluscum in December 2018 and in early March 2019, completed an end-of Phase 2 meeting with the FDA and received written minutes. During the second quarter of 2019, we commenced the Phase 3 pivotal development program for the treatment of molluscum, and top line efficacy and safety results are targeted no later than early in the first quarter of 2020. We have completed two complementary Phase 1b clinical trials with SB414 in patients with psoriasis and atopic dermatitis. During the second quarter of 2019, we initiated non-clinical studies with SB414 for atopic dermatitis to support a Phase 2 program launch, with clinical startup procedures targeted to initiate in the fourth quarter of 2019.
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
With the full results from this Phase 2 trial made available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting and the written minutes received, we commenced the Phase 3 development program for molluscum including two pivotal clinical trials in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm. The Phase 3 program consists of two multi-center, randomized, double-blind, vehicle-controlled studies to evaluate the efficacy and safety of SB206 12% once-daily in approximately 680 patients (2:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients will be treated once-daily with SB206 12% or Vehicle Gel once daily for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There will be visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and safety follow-up at Week 24. The primary endpoint is the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. Both Phase 3 trials began dosing patients in June 2019. We target top line efficacy and safety results no later than early in the first quarter of 2020.
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
The 2% or 6% doses of SB414 in the trial did not result in any serious adverse events, and SB414 2% was more tolerable with no patients discontinuing treatment in the trial due to application site reactions. SB414 at the 6% dose was not consistently effective in reducing biomarkers across both the atopic dermatitis and psoriasis trials. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours, in both the atopic dermatitis and psoriasis trials. Given the successful downregulation of key biomarkers, favorable tolerability and lack of systemic exposure with SB414 2%, we initiated non-clinical studies in the second quarter of 2019 to support the Phase 2 program launch, with clinical startup procedures targeted to initiate in the fourth quarter of 2019. We expect that we will need to obtain additional financing or strategic partnering in order to complete the Phase 2 clinical program.
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
Following receipt of FDA feedback via written minutes, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We have completed our clinical development plan for this additional trial and further advancement of this program is subject to obtaining additional financing or strategic partnering.
Business Updates
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek Investments LLC, or Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, which we will use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third party arrangements) activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne. Reedy Creek will also provide $10.0 million of additional funding contingent upon our achievement of SB206 clinical trial success, defined as (i) the achievement, no later than March 31, 2020, of statistically significant rates of complete clearance of lesions for molluscum contagiosum in humans at week 12 in each of the two Phase 3 clinical trials or any other primary endpoint required or accepted by the FDA for the SB206 product; or (ii) equivalent achievement (as agreed upon by the parties). Pursuant to the Purchase Agreement, we will pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by us pursuant to any out-license agreement for SB204, SB206 and SB414 in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by us to third parties pursuant to any agreements under which we have in-licensed intellectual property with respect to such products.
The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by us pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB414 and SB204. However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by us (but not royalty payments received by us) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If we decide to commercialize SB204, SB206 or SB414 on our own following regulatory approval, as opposed to commercializing through an out-license agreement or other third party arrangement, we will be obligated to pay Reedy Creek a low single digits royalty on net sales of such products.
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
Drug Substance and Drug Product Agreements
On October 15, 2018, we established a strategic alliance with Orion, a Finnish full-scale pharmaceutical company with broad experience in manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We are engaged in the transfer of technology for the manufacture of both SB204 and SB206, and intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities. The expansion of this agreement enables the manufacture of multiple assets for clinical trial materials and, potentially, commercial quantities. Importantly, this alliance is being aligned to support major global markets in which we and our partners pursue regulatory approvals for our product candidates and complements our present internal capability.
In June 2019, we executed a master contract manufacturing agreement with a full-scale active pharmaceutical ingredient (API) manufacturer. The agreement establishes an operating and business relationship for this manufacturer to become the primary external supplier of our proprietary berdazimer sodium drug substance. Also incorporated in the agreement is the process and analytical method transfer necessary to advance the production of our berdazimer sodium drug substance for future clinical trials and importantly, upon approval of any of our drug product candidates, for commercial purposes on a global basis.
Our relationships with the aforementioned third party manufacturers are integral to our operating strategy which includes an increased utilization of and reliance upon third party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property; and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. Our strategic objective is to reduce our own internal resources, facilities, and infrastructure of capabilities that have historically performed such activities, processes and services. While we will incur certain discrete costs as we transition to this new operating strategy, we believe it will ultimately provide operating efficiencies and allow us to direct a greater portion of our capital towards the generation of new technologies and intellectual property.
Addition of Gastrointestinal Disease as a Therapeutic Focus
In January 2019, we announced the addition of GI diseases as a therapeutic focus area as part of our overall science and business strategy. This decision is based on the connection between the multi-factorial pathologies of GI diseases and the demonstrable anti-microbial and anti-inflammatory properties of Novan’s nitric oxide technology. Nitric oxide produced in the GI tract regulates many of its functions including the secretion of mucous for protection against physical, chemical, and microbial injury, perfusion of blood through the GI tissue, mitigation of white blood cell adherence to GI tissue to protect from injury and the healing and repair of ulcers. We believe that our initial expansion into GI will require minimal investment due to our ability to leverage current technology, experience and assets.
Corporate Updates
Nasdaq compliance
In January 2019, we received a non-compliance notification from the Nasdaq Stock Market LLC, or the Nasdaq, notifying us that for the previous 30 consecutive business days, the market value of our listed securities was below the minimum $50.0 million requirement, or the MVLS Requirement, for continued listing on The Nasdaq Global Market. Nasdaq also noted that we did not meet the alternative requirements for satisfying the continued listing criteria. We were provided a period of 180 calendar days, or until July 15, 2019, to regain compliance with the MVLS Requirement. On June 6, 2019 we received notification from Nasdaq that we had regained compliance with the MVLS Requirement.
Stock Appreciation Rights
As described in Note 11—Share-Based Compensation, on August 8, 2018, we entered into an employment agreement with G. Kelly Martin, or the Employment Agreement. The Employment Agreement provided for 1,000,000 stock appreciation rights, or SARs, granted on a contingent basis that would have been considered irrevocably forfeited and voided in full if we failed to obtain stockholder approval for an amendment to the 2016 Incentive Award Plan, or the 2016 Plan. If such approval had not been obtained, we would have been required to pay Mr. Martin the cash equivalent of the value of the SARs.

On July 31, 2019, at our 2019 Annual Meeting of Stockholders, our stockholders approved a proposal to amend the 2016 Plan, to (i) increase the number of shares of our common stock reserved for issuance under the 2016 Plan by 1,000,000 shares; and (ii) increase the limit on the number of awards that may be granted to any one person in any year. As such, with stockholder approval of the amendment to the 2016 Plan, the SARs detailed within the Employment Agreement have been awarded to Mr. Martin and are no longer considered granted on a contingent basis.
Financial Overview
Since our inception in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through June 30, 2019, we have raised total equity and debt proceeds of $184.0 million to fund our operations. In addition, to date we have also generated additional liquidity and capital through other sources including (i) governmental research contracts and grants totaling $11.8 million; (ii) our licensing and supply arrangements with Sato Pharmaceutical Co., Ltd., or Sato, totaling $19.7 million, described below; and (iii) $37.0 million in proceeds from two funding transactions during the second quarter of 2019, also described below.
The approximately $19.7 million we have received from Sato since January 2017 under our amended license agreement includes a $10.8 million upfront payment received following the execution of the agreement in January 2017, a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018, and $6.7 million of installment payments received following the October 2018 amendment to our amended license agreement with Sato.
As noted above, in April 2019 and May 2019, respectively, we entered into the Purchase Agreement with Reedy Creek, providing $25.0 million of immediate funding, with an additional $10.0 million contingent upon achieving successful top-line results of the SB206 Phase 3 clinical trials no later than March 31, 2020, and the Funding Agreement with Ligand, providing $12.0 million of immediate funding. To date, we have focused our funding activities on equity, debt and strategic relationships. However, other historical forms of funding have included payments received from licensing and supply arrangements, and government research contracts.
We have never generated revenue from product sales and have incurred net losses in each year since inception. As of June 30, 2019, we had an accumulated deficit of $198.2 million. We incurred net losses of $18.1 million and $25.1 million during the three and six months ended June 30, 2019, respectively, and $7.6 million and $12.8 million during the three and six months ended June 30, 2018, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
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
Research and Development Expenses
Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development expenses, including those paid to third parties for which there is no alternative use, are expensed as they are incurred. Research and development expenses include:

•	external research and development expenses incurred under agreements with contract research organizations, investigative sites and consultants to conduct our clinical trials and preclinical studies;

•	costs to acquire, develop and manufacture supplies for clinical trials and preclinical studies at our facilities;

•	costs to establish drug substance and drug product manufacturing capabilities, and to develop and manufacture such drug substance and drug product, with external contract manufacturing organizations;

•	legal and other professional fees related to compliance with FDA requirements;

•	licensing fees and milestone payments incurred under license agreements;

•	salaries and related costs, including share-based compensation, for personnel in our research and development functions; and

•	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, utilities, equipment and other supplies.
From inception through June 30, 2019, we have incurred approximately $147.9 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates, as well as costs incurred to generate research and development services revenue. This amount is net of $2.2 million of contra-research and development expense recorded for the three and six months ended June 30, 2019 representing amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206. For additional information about the Funding Agreement with Ligand, please see Note 6—Research and Development Arrangements of the accompanying condensed consolidated financial statements.
The table below sets forth our external research and development expenses incurred for current product candidates and unallocated internal research and development expenses for the three and six months ended June 30, 2019 and 2018. All research and development salaries and related personnel costs, manufacturing capability and campaign costs, and certain facility and infrastructure expenses are included in unallocated internal research and development expenses.

	Three Months Ended June 30,			Six Months Ended June 30,
	2019		2018	2019		2018
	(in thousands)			(in thousands)
External:
SB204	$98		$311	$175		$911
SB206	1,879	(1)	958	2,528	(1)	2,041
SB208	—		(21)	7		(6)
SB414	296		826	335		1,611
Unallocated internal research and development expenses	3,916		4,102	7,971		7,954
Total research and development expenses	$6,189		$6,176	$11,016		$12,511

(1) Amount shown net of $2.2 million of contra-research and development expense recorded for the three and six months ended June 30, 2019 related to the Funding Agreement with Ligand described in Note 6—Research and Development Arrangements.
We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on our current clinical programs and our future pipeline development. During the three and six months ended June 30, 2019, our major clinical development activities were primarily associated with our SB206 molluscum program, where we completed our Phase 2 clinical program activities, held an end-of-Phase 2 meeting with the FDA, and commenced the Phase 3 development program for molluscum including two pivotal clinical trials.
We expect to incur substantial research and development expenses in the future as we develop our clinical product candidates and for other existing or future product candidates. In particular, with our existing capital resources, we expect to continue to incur substantial external development service provider fees and other research and development costs during the remainder of 2019 as we: (i) conduct SB206 molluscum Phase 3 program activities; (ii) conduct certain preclinical studies and prepare to initiate a Phase 2 clinical trial in the SB414 atopic dermatitis program; (iii) continue to progress drug product manufacturing capability transfer activities to Orion; (iv) conduct expected API manufacturing capability transfer activities to our external third party CMO; and (v) conduct other platform technology research and development, including developing NCEs, formulations and delivery devices in the dermatology, GI and women’s health fields.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including share-based compensation expenses for personnel in our executive, finance, corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, insurance coverage and professional services fees for auditing, tax, general legal, litigation defense and other corporate and administrative services.
We expect to continue to incur substantial general and administrative expenses during the remainder of 2019 in support of our product development operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities. However, we do expect litigation defense fees to decrease during 2019 as we concluded that the putative stockholder class action lawsuits, as described in the section entitled Note 8—Commitments and Contingencies—Legal Proceedings to the unaudited interim financial statements in this Quarterly Report on Form 10-Q, are substantially complete.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) fair value adjustments to our warrant liability; (ii) interest income earned on cash and cash equivalents; and (iii) other miscellaneous income and expenses. We expect continued fluctuations in the fair value of the warrant liability, based primarily on fluctuations in the market value of our common stock.

Results of Operations
Comparison of Three Months Ended June 30, 2019 and 2018
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$1,101	$649	$452	70%
Operating expenses:
Research and development	6,189	6,176	13	—%
General and administrative	3,311	2,620	691	26%
Total operating expenses	9,500	8,796	704	8%
Operating loss	(8,399)	(8,147)	(252)	3%
Other (expense) income, net:
Interest income	68	115	(47)	(41)%
Interest expense	(1)	(261)	260	(100)%
Change in fair value of warrant liability	(9,802)	711	(10,513)	*
Other income, net	36	4	32	*
Total other (expense) income, net	(9,699)	569	(10,268)	(1,805)%
Net loss and comprehensive loss	$(18,098)	$(7,578)	$(10,520)	139%
* Not Meaningful
Revenue
License and collaboration revenue of $1.1 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Research and development expenses
Research and development expenses were consistent at $6.2 million for the three months ended June 30, 2019, compared to $6.2 million for the three months ended June 30, 2018. A net $0.9 million increase in the SB206 program was offset by (i) a $0.5 million decrease in our SB414 program due to the completion of two Phase 1b trials in the atopic dermatitis and psoriasis indications; (ii) a $0.2 million decrease in our SB204 program due to the completion of the long-term safety trial; and (iii) a $0.2 million decrease in unallocated internal research and development expenses.
In the SB206 program, we experienced a $3.1 million increase in gross costs incurred due to the commencement of two Phase 3 trials and other Phase 3 development activities for the molluscum indication in the second quarter of 2019. This increase was partially offset by $2.2 million of contra-research and development expense representing the amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206 for the treatment of molluscum.
The $0.2 million decrease in unallocated internal research and development expenses was primarily related to a net decrease in personnel-related costs comprised of (i) a $0.4 million decrease in recurring salary and benefit expenses due to reductions in research and development personnel between the comparative periods, partially offset by (ii) a net $0.2 million increase in non-cash performance-based compensation expense. The net increase in non-cash performance-based compensation expense is comprised of (i) a $0.4 million increase associated with the change in the fair value of the liability related to our Tangible Stockholder Return Plan, or the Performance Plan, which was established in the third quarter of 2018, partially offset by (ii) a $0.2 million decrease in stock option related compensation expense. The Performance Plan liability valuation increased during the second quarter of 2019 due to appreciation in our common stock’s market price, which is a key input to the Performance Plan’s valuation model. The stock option related compensation expense decrease is associated with the forfeiture of stock options previously held by former officers and employees who departed the Company prior to the second quarter of 2019.

General and administrative expenses
General and administrative expenses were $3.3 million for the three months ended June 30, 2019, compared to $2.6 million for the three months ended June 30, 2018. The increase of approximately $0.7 million, or 26%, is primarily associated with non-cash performance-based compensation expense increases comprised of (i) approximately $0.4 million associated with our Performance Plan; and (ii) approximately $0.3 million associated with the SARs granted in the third quarter of 2018. The Performance Plan liability and SARs liability valuations both increased during the second quarter of 2019 due to appreciation in our common stock’s market price, which is a key input to the valuation models for both the Performance Plan and the SARs.
Other (expense) income, net
Other (expense) income, net was $9.7 million expense for the three months ended June 30, 2019, compared to $0.6 million income for the three months ended June 30, 2018. The net expense increase of approximately $10.3 million was primarily due to the change in fair value of the warrant liability of $10.5 million, partially offset by a $0.3 million decrease in interest expense associated with our Morrisville, North Carolina facility lease. The warrant liability valuation increased during the second quarter of 2019 due to appreciation in our common stock’s market price, which is a key input to the warrant liability valuation model. The decrease in interest expense is due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date.
Comparison of Six Months Ended June 30, 2019 and 2018
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$2,201	$1,298	$903	70%
Research and development services revenue	—	9	(9)	(100)%
Total revenue	2,201	1,307	894	68%
Operating expenses:
Research and development	11,016	12,511	(1,495)	(12)%
General and administrative	6,305	5,500	805	15%
Total operating expenses	17,321	18,011	(690)	(4)%
Operating loss	(15,120)	(16,704)	1,584	(9)%
Other income (expense), net:
Interest income	96	159	(63)	(40)%
Interest expense	(1)	(523)	522	(100)%
Change in fair value of warrant liability	(10,190)	4,269	(14,459)	*
Other income, net	92	4	88	*
Total other (expense) income, net	(10,003)	3,909	(13,912)	(356)%
Net loss	$(25,123)	$(12,795)	$(12,328)	96%
* Not Meaningful
Revenue
License and collaboration revenue of $2.2 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Research and development expenses
Research and development expenses were $11.0 million for the six months ended June 30, 2019, compared to $12.5 million for the six months ended June 30, 2018. The net decrease of $1.5 million, or 12%, was primarily related to (i) decreases due to the completion of certain clinical trials in our SB414 and SB204 development programs during the comparative period, which resulted in a decrease of $2.0 million, partially offset by (ii) a $0.5 million net increase in the SB206 program.

In the SB206 program, we experienced a $2.7 million increase in gross spend costs incurred due to the commencement of two Phase 3 trials and other Phase 3 development activities for the molluscum indication in the first half of 2019. This increase was partially offset by $2.2 million of contra-research and development expense representing the amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206 for the treatment of molluscum.
Total unallocated research and development expenses was relatively consistent at $8.0 million for the six months ended June 30, 2019, compared to $8.0 million for the six months ended June 30, 2018. We had a $0.4 million increase in facility and manufacturing costs, which was offset by a $0.4 million decrease in research and development personnel costs. The increase of $0.4 million in facility and manufacturing costs is primarily associated with (i) drug substance manufacturing campaigns and associated capability and maintenance costs conducted at our Morrisville, North Carolina facility; and (ii) allocated rental expense following the January 1, 2019 adoption of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842), which was reported as interest expense in previous reporting periods prior to adoption of Topic 842.
The $0.4 million net decrease in personnel costs is primarily related to (i) a $0.6 million decrease in recurring salaries and benefits due to reductions in research and development personnel between the comparative periods and (ii) a net $0.2 million decrease in non-cash performance-based compensation expense, partially offset by (iii) a $0.4 million discrete severance expense charge in the first quarter of 2019 associated with the departure of our former chief scientific officer. The decrease in non-cash performance-based compensation expense is comprised of (i) a $0.4 million increase associated with the change in the fair value of the liability related to our Performance Plan established in the third quarter of 2018, partially offset by (ii) a $0.6 million decrease in stock option related compensation expense. The Performance Plan liability valuation increased during the first six months of 2019 due to appreciation in our common stock’s market price, which is a key input to the Plan’s valuation model. The decrease in non-cash stock option related compensation expense is associated with (i) the forfeiture of stock options previously held by former officers and employees who departed the Company prior to or during the first six months of 2019; and (ii) expense associated with the annual grant of stock option awards to all employees during the first six months of 2018, which did not recur in the first six months of 2019 after the establishment of the Performance Plan in the third quarter of 2018.
General and administrative expenses
General and administrative expenses were $6.3 million for the six months ended June 30, 2019, compared to $5.5 million for the six months ended June 30, 2018. The increase of approximately $0.8 million, or 15%, was primarily due to a $0.7 million increase in general and administrative personnel and related costs.
The $0.7 million increase in general and administrative personnel and related costs is primarily due to (i) a $0.5 million increase associated with the change in the value of our Performance Plan liability, and (ii) a $0.2 million net increase in severance charges and other one-time compensatory payments. The $0.2 million net increase in severance charges and other one-time compensatory payments is comprised of (i) a $0.5 million discrete charge in the first quarter of 2019 primarily related to severance and one-time payments associated with the departure of our former chief business officer in January 2019, which was partially offset by (ii) a $0.3 million discrete severance charge in the first quarter of 2018 associated with the departure of our former chief commercial officer in January 2018.
Other (expense) income, net
Other (expense) income, net was $10.0 million expense for the six months ended June 30, 2019, compared to $3.9 million income for the six months ended June 30, 2018. The other expense increase of approximately $13.9 million was primarily due to the change in fair value of the warrant liability of $14.5 million, partially offset by a decrease in interest expense of $0.5 million associated with our Morrisville, North Carolina facility lease. The warrant liability valuation increased during the first six months of 2019 primarily due to appreciation in our common stock’s market price, which is a key input to the warrant liability valuation model. The decrease in interest expense is due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date.
Liquidity and Capital Resources
As of June 30, 2019, we had a total cash, cash equivalents and restricted cash balance of $32.8 million and positive working capital of $14.1 million.
Since our inception through June 30, 2019, we have financed our operations primarily with $184.0 million in net proceeds from the issuance and sale of equity securities and convertible debt securities, including $35.2 million in net proceeds from the sale of common stock and accompanying warrants in the January 2018 Offering and $44.6 million in net proceeds from the sale of common stock in our 2016 initial public offering. In addition, to date we have also generated additional liquidity and capital through other sources including (i) governmental research contracts and grants totaling $11.8 million; (ii) our Sato licensing and supply arrangements totaling $19.7 million, described below; and (iii) $37.0 million in proceeds from two funding transactions during the second quarter of 2019, also described below.
In the first quarter of 2017, we received an upfront payment of approximately $10.8 million following the execution of the Sato Agreement for the exclusive right to develop, use and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris. In addition, we received a milestone payment of approximately $2.2 million in the fourth quarter of 2018, related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018. Under the terms of the Sato Amendment which expanded the Sato Agreement to include SB206, we also received a payment of $2.2 million (or 0.25 billion JPY) in October 2018 and a payment of $4.5 million (or 0.5 billion JPY) in March 2019, representing the first and second installments of an upfront payment of 1.25 billion JPY. The remaining installment of 0.5 billion JPY is payable on September 13, 2019.
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
The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by us pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB414 and SB204. However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by us (but not royalty payments received by us) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If we decide to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third party arrangement, we will be obligated to pay Reedy Creek a low single digits royalty on net sales of the products.
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
Primary Facility Lease Financing
Our approximately 51,000 square foot leased facility in Morrisville, North Carolina serves as our corporate headquarters and sole research, development and manufacturing facility. We entered into the ten-year, non-cancellable lease agreement in 2016, currently have approximately seven years remaining under the lease term and currently have approximately $9.1 million in remaining minimum lease payments.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by (used in):
Operating activities	$(926)	$(16,517)
Investing activities	(33)	(363)
Financing activities	25,010	35,340
Net increase in cash, cash equivalents and restricted cash	$24,051	$18,460
Net Cash Used in Operating Activities
During the six months ended June 30, 2019, net cash used in operating activities was $0.9 million and consisted primarily of a net loss of $25.1 million, with adjustments for non-cash amounts related primarily to an increase in fair value of warrant liability of $10.2 million, depreciation expense of $1.0 million, share-based compensation expense for both equity-based and liability-based awards of $1.8 million and a $11.2 million favorable change in other operating assets and liabilities. The favorable change in assets and liabilities was due to a $12.0 million increase related to the advanced payment for the research and development service obligation associated with the Funding Agreement with Ligand, offset by a $2.2 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand, a $2.3 million increase in deferred revenue following the receipt of an additional upfront installment payment under the Amended Sato Agreement during the first quarter of 2019 and an unfavorable change in other operating assets of $0.9 million, primarily due to the timing of payments related to our operating activities.

During the six months ended June 30, 2018, net cash used in operating activities was $16.5 million and consisted primarily of a net loss of $12.8 million, with adjustments for non-cash amounts related primarily to depreciation expense of $0.8 million, share-based compensation expense of $1.4 million, decrease in fair value of warrant liability of $4.3 million and a $1.8 million net decrease in other operating assets and liabilities. The net decrease in assets and liabilities was primarily due to a $0.8 million decrease in accrued compensation following the payment of annual employee bonuses in the first quarter of 2018, a $0.5 million decrease in other accrued expenses following the payment of various accrued expenses during the period, including $0.2 million in travel costs paid to Malin Life Sciences Holdings Limited, or Malin, in the first quarter of 2018 related to certain strategic and tactical initiatives and activities performed by Malin employees that did not recur in the first quarter of 2019, and a $1.3 million decrease in deferred revenue associated with the continued recognition of licensing revenues from the Sato Agreement during 2018. These decreases were partially offset by a favorable change in prepaid expenses and other current assets and accounts payable of $0.9 million.
Net Cash Used in Investing Activities
During the six months ended June 30, 2019, net cash used in investing activities was minimal and consisted of purchases of laboratory and manufacturing equipment.
During the six months ended June 30, 2018, net cash used in investing activities was $0.4 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2019, net cash provided by financing activities was $25.0 million and consisted of funding received pursuant to the Purchase Agreement with Reedy Creek.
During the six months ended June 30, 2018, net cash provided by financing activities was $35.3 million, consisting primarily of net proceeds from our offering of common stock and warrants in January 2018, after deducting underwriting discounts and offering expenses.
Capital Requirements
As of June 30, 2019, we had a total cash, cash equivalents and restricted cash balance of $32.8 million and positive working capital of $14.1 million. As described above, in late April 2019 and early May 2019, respectively, we entered into (i) the Purchase Agreement with Reedy Creek, providing $25.0 million of immediate funding, with an additional $10.0 million contingent upon achieving successful top-line results of the SB206 Phase 3 clinical trials no later than March 31, 2020; and (ii) the Funding Agreement with Ligand, providing $12.0 million of immediate funding. We believe that our existing cash and cash equivalents, expected contractual payments to be received in connection with previous licensing agreements, and the addition of the $25.0 million and $12.0 million received through these funding transactions will (i) provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2020, including through expected top-line results of the Phase 3 molluscum clinical program targeted in the first quarter of 2020, or before; and (ii) into the second quarter of 2020, if paired with the potential $10.0 million funding contingent upon achieving successful top-line results of the SB206 Phase 3 clinical trials no later than March 31, 2020. Although we secured additional capital in April 2019 and May 2019, we have concluded that the prevailing conditions and ongoing liquidity risks we face raise substantial doubt about our ability to continue as a going concern. We need substantial additional funding to continue our operating activities and make further advancements in our drug development programs beyond those planned in 2019 and certain activities in the first half of 2020.
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
Our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional capital. Additional capital may potentially include (i) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships; or (ii) equity or debt financings, which could cause dilution. We may revise our activities or their timing depending on the availability of additional funding, partnership opportunities and our financial priorities. We completed two non-dilutive funding transactions in April 2019 and May 2019 and continue to explore other potential non-dilutive business development activities around the developmental and commercial rights to the clinical-stage assets in our platform, including various geographic and indication-specific opportunities.
As we continue to attempt to raise additional capital, there can be no assurance that we will be able to obtain it on terms acceptable to us, on a timely basis, or at all. A failure to obtain sufficient funds on acceptable terms when needed could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of June 30, 2019, we had an accumulated deficit of $198.2 million and there is substantial doubt about our ability to continue as a going concern.
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

Contractual Obligations and Contingent Liabilities
Except for compensatory obligations described in Note 8—Commitments and Contingencies to the accompanying condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, there were no material changes during the six months ended June 30, 2019 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2019.
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
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 1—Organization and Significant Accounting Policies to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in Note 1—Organization and Significant Accounting Policies to our audited consolidated financial statements contained in our Annual Report on Form 10-K filed with the SEC on March 27, 2019. During the six months ended June 30, 2019, there were no material changes to our critical accounting policies, except as presented below:
Leases
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and established our lease accounting policy pursuant to this new standard. We initially applied the transition provisions at January 1, 2019, which allowed us to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. Our policy, and related significant judgments and estimates used to recognize right-of-use assets and lease liabilities under our policy, is described in Note 1—Organization and Significant Accounting Policies and Note 8—Commitments and Contingencies to the condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level.
(b) Changes in Internal Controls Over Financial Reporting
There have not been any changes in our internal controls over financial reporting during our fiscal quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K filed with the SEC on March 27, 2019 or the Quarterly Report on Form 10-Q filed with the SEC on May 15, 2019, except as follows.
If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Although our common stock is currently listed on The Nasdaq Global Market, an active trading market for our shares may not be sustained. We are required to meet specified requirements to maintain our listing on The Nasdaq Global Market, including, among other things, a minimum $50.0 million market value of listed securities and a minimum bid price of $1.00 per share. On January 14, 2019, we received a notice from the staff of the Nasdaq Stock Market LLC, or the Staff, notifying us that for the previous 30 consecutive business days, the market value of our listed securities was below the minimum $50.0 million requirement, or the MVLS Requirement, for continued inclusion on The Nasdaq Global Market. The Staff also noted that we did not meet the alternative requirements for satisfying continued listing criteria. We were provided a period of 180 calendar days, or until July 15, 2019, to regain compliance with the MVLS Requirement.
On June 6, 2019 we were notified by the Staff that we had regained compliance with the MVLS Requirement. However, we cannot guarantee that we will remain in compliance with the MVLS requirement or that we will be able to comply with the continued listing standards of The Nasdaq Global Market, and therefore our common stock may be subject to delisting in the future.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities.
Not applicable.

Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Pursuant to Rule 14a-8 under the Exchange Act, stockholders may present proper proposals for inclusion in the proxy statement for consideration at our next annual meeting of stockholders. We currently plan to hold our 2020 Annual Meeting of Stockholders in early June 2020 consistent with historical practice, tentatively scheduled on or about June 3, 2020. Our 2019 Annual Meeting of Stockholders was held on July 31, 2019. Because the date of the 2020 Annual Meeting of Stockholders will be more than 30 days from the one-year anniversary of the 2019 Annual Meeting of Stockholders, we are informing stockholders of this change in accordance with Rule 14a-5(f) under the Exchange Act, and are informing stockholders of the new dates described below for submitting stockholder proposals and director nominations. In accordance with Rule 14a-8 under the Exchange Act, proposals of stockholders for the 2020 Annual Meeting of Stockholders will not be included in the proxy statement for the 2020 Annual Meeting of Stockholders unless the proposal is proper for inclusion in the proxy statement and is received by us at our principal executive offices not later than December 26, 2019. While our board will consider stockholder proposals, we reserve the right to omit from the proxy statement stockholder proposals that we are not required to include under the Exchange Act, including Rule 14a-8.
Under our bylaws, in order to nominate a director or bring any other business before the stockholders at the 2020 Annual Meeting of Stockholders that will not be included in our proxy statement, you must notify us in writing, and such notice must be received by us no earlier than February 4, 2020, and no later than March 5, 2020. For proposals not made in accordance with Rule 14a-8, you must comply with specific procedures set forth in our bylaws and the nomination or proposal must contain the specific information required by our bylaws. You may write to our Corporate Secretary at Novan, Inc., Attn: Corporate Secretary, 4105 Hopson Road, Morrisville, NC 27560, to deliver the notices discussed above and to request a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates pursuant to the bylaws.

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	†	Royalty and Milestone Payments Purchase Agreement, dated April 29, 2019, by and between Novan, Inc. and Reedy Creek Investments LLC.	X
10.2	†	Development Funding and Royalties Agreement, dated May 4 2019, by and between Novan, Inc. and Ligand Pharmaceutical Incorporated.	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		XBRL Instance Document.	X
101.SCH		XBRL Taxonomy Extension Schema Document.	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF		XBRL Taxonomy Extension Definition Document.	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	X
† Portions of this exhibit (indicated therein by asterisks) have been omitted for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novan, Inc.

By:	/s/ G. Kelly Martin
G. Kelly Martin
Chief Executive Officer (Principal Executive Officer)

/s/ John M. Gay
John M. Gay
Vice President, Finance and Corporate Controller (Principal Financial Officer)

/s/ Andrew J. Novak
Andrew J. Novak
Vice President, Accounting and Business Operations (Principal Accounting Officer)

Date: August 13, 2019