Form 10-K
period 2019-12-31
Novan, Inc.
filed 2020-02-24
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒
As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $57.0 million (based on a closing price of $2.70 per share as reported by the Nasdaq Global Market on June 28, 2019).  For purposes of this calculation, shares of common stock beneficially owned by the registrant’s officers, directors and certain stockholders as of June 30, 2019 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.
The number of shares of registrant’s common stock outstanding as of February 18, 2020 was 27,434,800.

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
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into women’s health and gastroenterological, or GI, therapeutic areas. This decision was based on the connection between the multi-factorial pathologies of diseases in these areas and the demonstrable anti-microbial, anti-viral and anti-inflammatory properties of Novan’s nitric oxide technology. Our goal is to create the world’s leading macro-molecular nitric oxide-based science, technology, and clinical translation company that delivers safe and efficacious therapies for patients.
We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We have recently introduced SB207 as a possible product candidate for additional anti-viral programs. During 2019, our clinical-stage development efforts were focused on our molluscum contagiosum (SB206) and atopic dermatitis (SB414) programs. We also conducted preclinical work on NCEs and formulations for the treatment of human papilloma virus, or HPV, related illnesses in the women’s health field (WH504 and WH602) and inflammatory diseases in the GI field. During 2020, we intend to focus our clinical-stage development efforts on our molluscum contagiosum (SB206) program, subject to available capital and regulatory feedback. All other clinical-stage programs are currently on hold.
Further advancement of the molluscum contagiosum (SB206) program, or any other program across our platform, is dependent upon our ability to access additional capital. Additional capital may potentially include (i) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships; or (ii) equity or debt financings. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. We intend to pursue financing which may be dilutive, non-dilutive or both, in the near future. We intend to utilize one or more financial advisors to assist in the pursuit of optimal capital sourcing pathways, including those that are strategic in nature and center around our late-stage assets, and the broader dermatology platform and underlying Nitricil technology, as well as exploring other potential sources of financing and strategic alternatives.
Current Financial Status
As of December 31, 2019, we had a total cash and cash equivalents balance of $13.7 million and positive working capital of $2.8 million. We believe that our existing cash and cash equivalents balance will provide us with adequate liquidity to fund our planned operating needs into the early part of the second quarter of 2020. This projected cash runway excludes (i) potential costs associated with an additional confirmatory Phase 3 trial, which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (ii) any proceeds received subsequent to January 31, 2020 from potential future sales of common stock under the Aspire Common Stock Purchase Agreement, described below, if available.
We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs, as described in the section entitled “Our Product Candidates” below and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report on Form 10-K. Therefore, we will need to secure additional capital or financing and/or delay, defer, or reduce our cash expenditures by the early part of the second quarter of 2020, including those associated with our product development programs, or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
Common Stock Purchase Agreement and Registration Rights Agreement with Aspire Capital
On August 30, 2019, we entered into a common stock purchase agreement, or the Aspire Common Stock Purchase Agreement with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, partially described below and also explained in detail within “Note 9—Stockholder Equity” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, Aspire Capital is committed to purchase up to a maximum of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement. The aggregate amount that we may raise through sales of common stock under the Aspire Common Stock Purchase Agreement is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of our outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17; and (ii) on any purchase date, the closing sale price of our common stock must be greater than or equal to $0.25. As of December 31, 2019, we had sold an aggregate of 300,000 shares of common stock at an average price of $2.49 per share under the Aspire Common Stock Purchase Agreement. As of January 31, 2020, we had sold an aggregate of 1,000,000 shares of common stock at an average price of $1.19 per share under the Aspire Common Stock Purchase Agreement. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, leads to a total of 1,345,622 shares to Aspire Capital under the agreement as of January 31, 2020.
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
There are no trading volume requirements or restrictions under the Aspire Common Stock Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we may direct in accordance with the Aspire Common Stock Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Common Stock Purchase Agreement. In consideration for entering into the Aspire Common Stock Purchase Agreement, concurrently with the execution of the Aspire Common Stock Purchase Agreement, we issued to Aspire Capital 345,622 shares of our common stock as part of the commitment fee. The Aspire Common Stock Purchase Agreement may be terminated by us any time, at our discretion, without any penalty or additional cost to us. Any proceeds we receive under the Aspire Common Stock Purchase Agreement are expected to be used for working capital and general corporate purposes.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs, including the Aspire Common Stock Purchase Agreement and the Registration Rights Agreement.
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

•
SB204 is a once-daily, topical monotherapy for the treatment of acne vulgaris, a multi-factorial disease with multiple aspects of the disease pathology (anti-inflammatory and anti-bacterial) potentially treatable with SB204.

•
SB206 is a topical anti-viral gel for the treatment of viral skin infections, with a current focus on the treatment of molluscum contagiosum, a contagious skin infection caused by the molluscipoxvirus, and external genital and perianal warts caused by human papillomavirus, or HPV.

•	SB208 is a topical broad-spectrum anti-fungal gel for the treatment of fungal infections of the skin and nails, including athlete’s foot (tinea pedis) and fungal nail infections (onychomycosis).

•	SB414 is a topical cream-based product candidate for the treatment of inflammatory skin diseases, with a current focus on the treatment of atopic dermatitis and psoriasis.
We presently maintain exclusive, worldwide commercial rights for all product candidates currently in our pipeline, with the exception of the rights we licensed to Sato Pharmaceutical Co., Ltd., or Sato, in January 2017 and October 2018 to develop, use and sell SB204 and SB206 in certain topical dosage forms in Japan for the treatment of acne vulgaris and viral skin infections, respectively, and to manufacture the finished form of such products for sale in Japan.
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
Our Product Candidates
We have advanced strategic development programs in the field of dermatology, with the intention of further expanding the platform into women’s health and GI therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action.
Advancement of our development programs is dependent upon our ability to access additional capital from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through equity or debt financings. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.

Our development pipeline is currently positioned as described in Figure 1 below.
Figure 1:
Dermatological clinical stage product candidate updates:
SB206, a Topical Anti-viral Treatment for Viral Skin Infections
We are developing SB206 as a topical anti-viral gel for the treatment of viral skin infections, with a current focus on molluscum contagiosum, and external genital and perianal warts caused by human papillomavirus.
Molluscum Contagiosum
At the end-of-Phase 2 meeting for SB206 in the external genital warts indication, we also had a constructive discussion with the FDA regarding expansion of the SB206 program into the treatment of molluscum contagiosum, or molluscum. Molluscum is a contagious skin infection caused by the molluscipoxvirus. Molluscum affects up to six million people in the U.S. annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients that receive treatment are treated with painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.
We believed that observational learnings from an in-licensed topical nitric oxide technology study showing clinically meaningful complete clearance rates of baseline molluscum lesions, combined with our SB206 program knowledge, provided a logical pathway for SB206 development in the molluscum indication. We submitted an investigational new drug application, or IND, to the FDA in December 2017 and initiated a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum in the first quarter of 2018. The Phase 2 multi-center, randomized, double-blind, vehicle-controlled, ascending dose clinical trial evaluated the efficacy, safety and tolerability of SB206 in 256 patients, ages 2 and above, with molluscum. Patients were treated with one of three concentrations of SB206 or vehicle for up to 12 weeks. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. We announced top-line results from this Phase 2 clinical trial in the fourth quarter of 2018. SB206 demonstrated statistically significant results in the clearance of all molluscum lesions at Week 12, with signs of efficacy evident as early as Week 2 with the 12% once-daily dose. The safety and tolerability profiles were favorable overall with no serious adverse events reported, including the most effective dose, SB206 12% once-daily.

With the full results from this Phase 2 trial made available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting and the written minutes received, we commenced the Phase 3 development program for molluscum, primarily comprised of two pivotal clinical trials, in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm. The “B-SIMPLE” (Berdazimer Sodium In Molluscum Patients with Lesions) Phase 3 pivotal trials consisted of two (B-SIMPLE1 and B-SIMPLE2) multi-center, randomized, double-blind, vehicle-controlled studies to evaluate the efficacy and safety of SB206 12% once-daily in approximately 680 patients (2:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients were treated once-daily with SB206 12% or Vehicle Gel once daily for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There were visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. Both Phase 3 pivotal trials began dosing patients in June 2019 and we completed patient recruitment in August 2019. Top-line efficacy results from the Phase 3 trials were announced in January 2020.
SB206 did not achieve statistically significant results in the primary endpoint in both trials, which was the complete clearance of all molluscum lesions at Week 12. In B-SIMPLE2, SB206 was near statistical significance for the primary endpoint (p=0.062), and was statistically significant for the secondary endpoint, the complete clearance of all lesions at Week 8 (p=0.028), and all other pre-specified sensitivity analyses. We believe this confirms the robustness of the data in the B-SIMPLE2 trial. While the B-SIMPLE1 trial was not statistically significant for the primary endpoint (p=0.375) nor the secondary endpoint (p=0.202), all other pre-specified analyses trended in the same direction of improved treatment effect as the B-SIMPLE2 results.
In addition, the results of a statistical test of heterogeneity support that the two pivotal trials are not different from each other. Across both studies, the primary analysis odds ratio and standard error point estimates were similar and in a consistent direction with overlapping 95% confidence intervals. These statistical results are supported by an integrated analysis of the two pivotal trials, which demonstrated statistically significant complete clearance rates at Week 12 for SB206 (p=0.049). These additional analyses do not change the outcome of either B-SIMPLE trial, and the FDA may disagree with our conclusions from these analyses. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.

The last subject completed their final visit as part of the ongoing safety evaluation through Week 24 in February 2020 and full efficacy and safety data, including data from the safety evaluation through Week 24, are targeted to be available in March 2020.
Based on the results of the Phase 3 pivotal trials, discussed above, we target commencing an additional confirmatory Phase 3 trial in the second quarter of 2020, subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020.
Execution of remaining Phase 3 pivotal development program activities for SB206 in molluscum continues into 2020 with receipt of pivotal trial safety data in the first quarter of 2020 and the completion of ancillary trials targeted prior to or during the second quarter of 2020.
We will need substantial additional funding to continue our operating activities and make further advancements in this program. Refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our current and future funding needs.

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
In October 2018, we entered into a second amendment to the Sato Agreement (as defined below), or the Sato Amendment, and collectively, with the Sato Agreement, the Amended Sato Agreement, whereby we licensed rights to Sato to develop, use, and sell SB206 in certain topical dosage forms in Japan for the treatment of viral skin infections, and to manufacture the finished form of SB206 for sale in Japan. The significant terms and the related accounting considerations of the Amended Sato Agreement, are further described in the “Collaboration and Licensing Agreements” section below and in “Note 4-Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
Following receipt of FDA feedback via written minutes, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We have completed our clinical development plan for this additional trial, and further advancement of this program is subject to obtaining additional financing or strategic partnering.
In January 2017, we entered into a license agreement, and a related first amendment, with Sato, or, collectively, the Sato Agreement, whereby we licensed rights to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. The significant terms and the related accounting considerations of the Sato Agreement are further described in the “Collaboration and Licensing Agreements” section below and in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
The 2% or 6% doses of SB414 in the trial did not result in any serious adverse events, and SB414 2% was more tolerable with no patients discontinuing treatment in the trial due to application site reactions. SB414 at the 6% dose was not consistently effective in reducing biomarkers across both the atopic dermatitis and psoriasis trials. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours, in both the atopic dermatitis and psoriasis trials. Given the successful downregulation of key biomarkers, favorable tolerability and lack of systemic exposure with SB414 2%, we conducted non-clinical studies and completed our Phase 2 clinical development plan during 2019 to support a potential future Phase 2 clinical program launch. The SB414 program is currently on hold with further advancement subject to obtaining additional financing or strategic partnering.
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
SB207, a Topical Anti-viral Product Candidate
In response to our identification of targeted viral opportunities of high unmet need where we believe our nitric oxide releasing technology could provide clinical benefit to patients, we developed SB207, a new anti-viral product candidate. The SB207 product candidate incorporates our existing drug substance, berdazimer sodium (NVN1000), with a new formulation specifically engineered for a number of anti-viral programs. In December 2019, we received written responses in response to a pre-IND meeting request with the FDA and, based on such FDA responses, have determined that further advancement of SB207 is subject to further evaluation of clinical plans and securing funding.
Women’s Health Business Unit
On October 25, 2018, we announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions Inc., or Health Decisions. Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. Over the past twelve months, we have progressed our knowledge on the potential to utilize nitric oxide-based products in the field of women’s health, with an emphasis on oncovirus applications and our initial focus centering on persistent high-risk HPV. Central to our effort has been an ongoing, multi-year research collaboration with the University of Alabama-Birmingham studying the effects of nitric oxide-releasing compounds on HPV infections. Published clinical research on high-risk HPV infections has demonstrated a link to the development of malignant lesions and neoplasia, including female cancers in the cervix, vagina, vulva, anus and oral cavity. This foundational science advancement pairs with our previously announced Phase 2 data for the treatment of external genital warts, where SB206 12% demonstrated statistically significant clearance of baseline warts and was generally well-tolerated, provide a specific late stage clinical asset that targets HPV. We believe that our clinical collaboration with Health Decisions and our ongoing academic research collaboration with the University of Alabama-Birmingham provides us with a differentiated opportunity for advancement in the area of women’s health.
In August 2019, we received a Phase 1 Federal grant of approximately $0.2 million from the National Institutes of Health, or NIH. The funds are to be used to advance formulation development of a nitric oxide-containing intravaginal gel (WH602) designed to treat high-risk HPV infections that can lead to cervical intraepithelial neoplasia, or CIN. The specific focus is to ensure the nitric oxide delivery from the gel replicates doses of nitric oxide previously demonstrated to be effective against HPV in our clinical and in vitro studies.
In February 2020, following the successful progression of Phase 1, we were awarded a Phase 2 federal grant of approximately $1.0 million from the NIH that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. These funds will be received by us in the form of periodic cost reimbursements as the underlying research and development activities are performed. We may be eligible to receive an additional $0.5 million in funding as part of this Phase 2 grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term.
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
Under the terms of the aforementioned NIH and DoD grants, we are entitled to receive the grant funds in the form of periodic reimbursements of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts.
These product candidates currently in development together represent the core of our Women’s Health business unit. This unit has continued to be supported through a collaboration with Health Decisions.
Our acquisition of exclusive worldwide rights for certain oncovirus applications of nitric oxide-based products from KNOW Bio, LLC, or KNOW Bio, in October 2017 enables the potential expansion into this therapeutic area. The terms of this intellectual property license transaction are further described in “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek Investments LLC, or Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, which we will use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third party arrangements) activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne. Reedy Creek was to provide $10.0 million of additional funding contingent upon our achievement of SB206 clinical trial success, defined as (i) the achievement, no later than March 31, 2020, of statistically significant rates of complete clearance of lesions for molluscum contagiosum in humans at week 12 in each of the two Phase 3 clinical trials or any other primary endpoint required or accepted by the FDA for the SB206 product; or (ii) equivalent achievement (as agreed upon by the parties). Based on the top line efficacy results from the Phase 3 SB206 program released in January 2020, we understand that Reedy Creek will not be paying us the contingent $10.0 million of additional funding.
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
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, we entered into a development funding and royalties agreement, or the Funding Agreement, with Ligand Pharmaceuticals Incorporated, or Ligand, pursuant to which Ligand provided us funding of $12.0 million, which we used to pursue the development and regulatory approval of SB206, for the treatment of molluscum.
Pursuant to the Funding Agreement, we will pay Ligand up to $20.0 million in milestone payments upon the achievement by us of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the active pharmaceutical ingredient for our clinical stage product candidates, for the treatment of molluscum. In addition to the milestone payments, we will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of such products in the United States, Mexico or Canada.

For additional information about the Purchase Agreement and Funding Agreement, please see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Updates” and “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Collaboration and Licensing Agreements
Amended Sato License Agreement
On January 12, 2017, we entered into the Sato Agreement relating to SB204. On October 5, 2018, we entered into the Sato Amendment, or collectively, with the Sato Agreement, the Amended Sato Agreement. The Sato Amendment expands the Amended Sato Agreement to include SB206, our drug candidate for the treatment of viral skin infections, including molluscum. Pursuant to the Amended Sato Agreement, we granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of our intellectual property rights, with the right to sublicense with our prior written consent, to develop, use and sell products in Japan that incorporate SB206 or SB204 in certain topical dosage forms for the treatment of viral skin infections or acne vulgaris, respectively, and to make the finished form of such products. We, or our designated contract manufacturer will also supply finished product to Sato for use in development of SB204 or SB206 in the licensed territory. The rights granted to Sato do not include the right to manufacture the active pharmaceutical ingredient, or API, of SB206 or SB204; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which we or a third-party contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory.
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
For additional information about the Amended Sato Agreement, please see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Updates” and “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
UNC License Agreement
We acquired exclusive rights to our library of Nitricil compounds pursuant to license agreements with UNC entered into in July 2007 and October 2009, which were subsequently amended, restated and consolidated in June 2012. We amended the consolidated license agreement in November 2012 to expand the scope of licensed patents to cover additional nitric oxide technologies in consideration for an upfront cash payment. We may obtain similar amendments to the consolidated license agreement to expand the scope of licensed patents to cover future additional nitric oxide technologies or as improvements on licensed technology and, if such amendments were executed, we may be required to pay additional upfront cash payments. In April 2016, we amended the agreement to clarify the scope of the intellectual property of the consolidated license agreement. In November 2018, we amended the agreement to further clarify the scope of the intellectual property of the consolidated license agreement and to make modifications to certain milestones under the consolidated license agreement.
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

Unless earlier terminated by us at our election, or if we materially breach the agreement or become bankrupt, the consolidated license agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country, and upon such expiration, we receive a perpetual, unrestricted, fully-paid and royalty free right to develop and commercialize such licensed product in such country. As of December 31, 2019, the last to expire issued patent licensed to us under the consolidated license agreement is projected to expire in 2033. UNC may terminate the agreement or render the license granted thereunder non-exclusive for our material breach of the agreement that remains uncured after 90 days of receipt of written notice thereof from UNC and may also terminate the agreement or render the license granted thereunder non-exclusive upon providing written notice for our bankruptcy or insolvency-related events within 30 days of the occurrence of such events. We may terminate the agreement at any time for convenience upon providing written notice of not less than 30 days to UNC.
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

•
KNOW Bio received exclusive rights to develop and commercialize products utilizing the licensed technology, excluding products containing the Novan Particles, in the KNOW Bio Field, which is defined as all fields of use except for the Retained Dermatology Field. The KNOW Bio Field was amended in 2017 as described in the section entitled “2017 Amendments to KNOW Bio Licensing Arrangements.”

Under one of these exclusive license agreements, KNOW Bio granted to us an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three years immediately following the execution date of such agreement and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, for use in the diagnosis, treatment, prevention, and palliation of diseases, conditions, or disorders in the Retained Dermatology Field, including but not limited to SB204, SB206, SB208, SB414 and our other presently-contemplated dermatology pipeline candidates. KNOW Bio granted us a right of first negotiation to obtain a license under any patents and patent applications generated by KNOW Bio during the first three years following the execution date of the agreement and directed towards medical devices to develop and commercialize licensed products in the Retained Dermatology Field. Additionally, Novan and KNOW Bio also agreed that neither party would commercialize any products in the other’s field of use during the first three years following the execution date of the agreement. The three-year period in which new patents and patent applications controlled by us or by KNOW Bio are added to the exclusive licenses and the three-year term of the commercialization non-compete both expired on December 29, 2018. Neither we nor, to our knowledge, KNOW Bio commercialized a product in the other party’s field during this period.
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
For additional information about the Separation Transaction, please see “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
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
Other Health Care Laws
In addition to FDA restrictions on marketing of pharmaceutical products, other U.S. federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, false claims, physician payment and drug pricing transparency laws.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. In addition, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The majority of states also have anti-kickback laws, which establish similar prohibitions and in some cases may apply to items or services reimbursed by any third-party payor, including commercial insurers.
The federal False Claims Act prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation. A claim includes “any request or demand” for money or property presented to the U.S. government. Violation of the federal Anti-Kickback Statute may also constitute a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.
The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibits, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA ,imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of pricing information and marketing expenditure as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

Violation of any of such laws or any other governmental regulations that may apply to us can result in penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, contractual damages, reputational harm, diminished profits and future earnings, the curtailment or restructuring of our operations, exclusion from participation in federal and state healthcare programs and individual imprisonment.
Coverage and Reimbursement
Sales of our product candidates, if approved, by us or any potential commercial partners will depend, in part, on the extent to which such products will be covered by third-party payors, such as government healthcare programs, commercial insurance and managed healthcare organizations. These third-party payors are increasingly limiting coverage or reducing reimbursements for medical products and services. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Sales of any products for which we receive regulatory approval for commercial sale will therefore depend, in part, on the availability of coverage and adequate reimbursement from third-party payors. Third-party payors include government authorities, managed care plans, private health insurers and other organizations.
The process for determining whether a third-party payor will provide coverage for a drug typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved. Third-party payors may limit coverage to specific products on an approved list, also known as a formulary, which might not include all of the FDA-approved products for a particular indication. A decision by a third-party payor not to cover our product candidates could reduce a physician’s willingness to prescribe our products once approved and have a material adverse effect on our sales, results of operations and financial condition. Moreover, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Additionally, coverage and reimbursement for products can differ significantly from payor to payor. One third-party payor’s decision to cover a particular medical product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate.
In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.
Healthcare reform
A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, the ACA, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; and created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial and Congressional challenges to certain spects of the ACA. By way of example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Acts, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs.
Data Privacy and Security
Pharmaceutical companies may be subject to U.S. federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the U.S., HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context.
In Europe, the European Union General Data Protection Regulation 2016/679, or GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal data of European Union data subjects. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU.
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
In June 2019, we executed a master contract manufacturing agreement with a full-scale active pharmaceutical ingredient (API) manufacturer. The agreement established an operating and business relationship for this manufacturer to become the primary external supplier of our proprietary berdazimer sodium (NVN1000) drug substance. Also incorporated in the agreement is the process and analytical method transfer necessary to advance the production of our berdazimer sodium (NVN1000) drug substance for future clinical trials and importantly, upon approval of any of our drug product candidates, for commercial purposes on a global basis. We are engaged in the transfer of the NVN1000 manufacturing technology and upon its completion intend for this API manufacturer to be able to manufacture NVN1000 in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities.
In October 2018, we established a strategic alliance with Orion Corporation, or Orion, a Finnish full-scale pharmaceutical company with broad experience in drug manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We are engaged in the transfer of technology for the manufacture of both SB204 and SB206, and upon its completion intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities. A completed manufacturing technology transfer to Orion will enable the manufacture of multiple assets for clinical trial materials and, potentially, commercial quantities. Importantly, this alliance is being structured to support major global markets in which we and our partners pursue regulatory approvals for our product candidates and complements our present internal capability.
We intend for these, or potentially other, third parties to supply drug substance and drug product materials to support commercialization of any of our product candidates, subject to FDA approval. In such cases, they may be the primary suppliers for these product candidates. The progression of the relationships with the aforementioned third-party manufacturers is integral to the advancement of our dermatological platform, including our SB206 molluscum program, by us or through partnerships, collaborations, licensing or other strategic relationships. This strategy includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property; and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective is to reduce our own internal resources, facilities, and infrastructure capabilities that have historically performed such activities, processes and services. We believe this broad strategy can ultimately provide enhanced capabilities and operating efficiencies for us or any potential partnerships, collaborations, licensing or other strategic relationships we may enter. Although the third-party manufacturers are reducing their near-term activities and extending their time lines at our request in an effort to reduce our near-term cash utilization and extend our operating cash runway, we expect to incur certain incremental and discrete costs to effect this strategy upon resumption of the manufacturers’ transfer activities and as we seek to reduce our own internal resources, facilities, and infrastructure capabilities. We will need substantial additional funding to continue our operating activities, including these technical transfers, and to make further advancements in our drug development programs, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Annual Report on Form 10-K.
We currently rely on third-party suppliers to provide the raw materials that are used by us or our third-party manufacturers in the manufacture of our drugs. There are a limited number of suppliers for raw materials, including nitric oxide, that we use to manufacture our drugs.
Single Business Segment
We manage our operations and allocate resources as one reporting segment. For additional information, please refer to the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Employees
As of December 31, 2019, we had 42 employees (including one part-time employee), including 20 dedicated to our Nitricil technology and formulation science research, development and manufacturing capability, 11 in clinical operations, non-clinical development, and regulatory, and 11 in general and administrative functions. As a result of actions taken during February 2020 intended to reduce our internal resources in order to align with our business conditions and future operating strategy, we expect to have a total of 28 employees as of April 1, 2020 (including four part-time employees). We also utilize consultants and contractors from time to time to support our operating activities and our employees. None of our employees is subject to a collective bargaining agreement or represented by a labor or trade union. We believe that our relations with our employees are good.
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
Risks Related to Our Current Financial Position and Need for Additional Capital
If we are unable to secure additional capital and/or delay, defer, or reduce our cash expenditures, we estimate that our existing capital resources will only be sufficient to fund our operations into the early part of the second quarter of 2020.
As of December 31, 2019, we had a total cash and cash equivalents balance of $13.7 million and positive working capital of $2.8 million. As of the date of this filing, we believe that our existing cash and cash equivalents cash balance will provide us with adequate liquidity to fund our planned operating needs into the early part of the second quarter of 2020, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report on Form 10-K. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report on Form 10-K. Therefore, we will need to secure additional capital or financing and/or delay, defer, or reduce our cash expenditures by the early part of the second quarter of 2020, including those associated with our product development programs, or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value. If we are forced to wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, whereby, our stockholders may lose some or all of their investment.

We will need substantial additional funding to continue our business operations and for the advancement of our product development programs. If we are unable to raise capital, we will be forced to delay, reduce, terminate or eliminate our product development programs.
Our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, and/or through the issuance of debt or equity securities. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. There can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. A failure to obtain sufficient funds on acceptable terms when needed could impact our ability to execute on planned business and operational objectives, impact our ability to retain key personnel or cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development, such as delaying the targeted launch of a confirmatory clinical trial for SB206 for the treatment of molluscum. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition, and market valuation. As of December 31, 2019, we had an accumulated deficit of $203.7 million and there is substantial doubt about our ability to continue as a going concern.
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

Our process of considering financial and strategic alternatives could adversely affect our business, financial condition, and results of operations.
We have announced that we are in the process of considering financial and strategic alternatives to deliver value to our stockholders. Such alternatives might include, among other things, out-licensing some or all of our product candidates, the sale of some or all of our assets, such as a sale of our dermatology platform assets, or a sale of our company, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. We may pursue such alternatives at the same time as we seek to secure additional funding. This process could disrupt and create uncertainty concerning our business, regardless of whether we are able to obtain additional funding or complete any strategic alternatives, and poses other risks to our business, including:

•	potential uncertainty in the marketplace concerning our ongoing viability as a business;

•	the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the pursuit of funding and strategic alternatives;

•	impairment of our ability to attract and retain key personnel who are necessary to the operation of the business and the development of its product candidates;

•	restrictions on our business operations and ability to explore other strategic alternatives under any definitive agreement we may enter into as a result of this process; and

•	potential future stockholder litigation relating to the strategic process that could prevent or delay the strategic process, and the related costs of such litigation.
If any of the foregoing risks were realized, our business, financial condition, and results of operations could be adversely affected.
Raising additional capital may cause significant dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
We must secure, by the early part of the second quarter of 2020 and until such time, if ever, as we can generate substantial product revenues, additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, and/or through the issuance of debt or equity securities (including any common stock issued to Aspire Capital pursuant to the Aspire Common Stock Purchase Agreement). Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders.
We are actively pursuing non-dilutive strategic funding transactions around certain of our late-stage product candidates, including SB206 for the treatment of molluscum contagiosum, and the broader dermatology platform as a whole. If we are able to enter into one or more such transactions, we may have to relinquish valuable rights to our technologies, future potential revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us, or we may be restricted operationally or in how we employ the resources provided through such an arrangement. For example, in late April 2019 and early May 2019, respectively, we entered into (i) the Purchase Agreement with Reedy Creek that provided $25.0 million of immediate funding; and (ii) the Funding Agreement with Ligand that provided $12.0 million of immediate funding to be used exclusively in the advancement of our Phase 3 molluscum program. We have also entered into an exclusive license agreement with Sato relating to SB204 and SB206 for the treatment of acne vulgaris and viral skin infections, respectively, in Japan.
To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if we agree to grant warrants or issue other equity to our strategic partners in connection with collaboration or other strategic arrangements, current ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect current rights of stockholders. For example, in January 2018 we issued and sold 10.0 million common shares and 10.0 million warrants in a public follow-on offering which resulted in dilution to our existing stockholders. Additionally, under such warrants, in the event of a “Fundamental Transaction” (as defined in the warrant, which generally includes any merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock), each warrant holder will have the right at any time prior to the consummation of the Fundamental Transaction to require us to repurchase the warrant for a purchase price in cash equal to the Black Scholes value (as calculated under the warrant agreement) of the then remaining unexercised portion of such warrant on the date of such Fundamental Transaction, which may materially adversely affect our financial condition and/or results of operations and may prevent or deter a third party from acquiring us. Moreover, we may find it more difficult to raise additional equity capital needed for our business or to pursue strategic alternatives or other corporate transactions while the warrants are outstanding. Our common stock purchase agreement with Aspire Capital entered into in August 2019 provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell as much as an aggregate of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement.
Debt financing, if available, may involve agreements that include covenants requiring that we place liens on some or all of our assets or limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, effecting a change in control or declaring dividends.
Each of the reports of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2019 and 2018, contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources in the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern without additional financing. As a result, our independent registered public accounting firm included explanatory paragraphs in its report on our 2019 and 2018 consolidated financial statements, with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing.
We have prepared our consolidated financial statements on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. Our 2019 consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
The way in which we utilize our late-stage clinical dermatology product candidates to secure needed operating capital may significantly impact our business strategy, future operations and financial position.
We are currently considering and may engage in one or more potential transactions that could result in the licensing, sale or divestiture of some or all of our clinical-stage dermatology product candidates and related proprietary technologies. In certain potential scenarios, the counterparty(ies) to such a transaction may assume responsibility for the planning, execution, or oversight of the clinical development and regulatory requirements for the associated product candidates and/or the ultimate commercialization of the product candidates. If we decide to engage in such a transaction and, as a result, no longer have significant involvement or responsibility for late-stage clinical development activities or commercialization, we would adjust our business strategy, operating plans, resources and capabilities accordingly. Alternatively, we may pursue a transaction in which the counter-party agrees to finance the continued development of one or more product candidates in exchange for future milestone or royalty payments. Absent any such transaction and resulting change in strategic direction, we anticipate continuing to progress our late-stage dermatology product candidates through our existing business model to the extent funding is available. We cannot provide any commitment as to the timing of any such transaction or change in strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different from those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.
If we fail to meet the requirements for continued listing on the Nasdaq Global Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Although our common stock is currently listed on The Nasdaq Global Market, an active trading market for our shares may not be sustained. We are required to meet specified requirements to maintain our listing on The Nasdaq Global Market, including, among other things, a minimum $50.0 million market value of listed securities and a minimum bid price of $1.00 per share. On February 19, 2020, we received notice from the staff of the Nasdaq Stock Market LLC, or the Staff, notifying us that for the previous 30 consecutive business days, the minimum bid price of our common stock had not exceeded $1.00 per share and that the market value of our listed securities was below the minimum $50.0 million requirement, or the MVLS Requirement for continued inclusion on The Nasdaq Global Market. We have been provided a period of 180 calendar days, or until August 16, 2020, to regain compliance with the MVLS Requirement and the minimum bid price requirement. If we do not regain compliance with these various listing requirements, the Staff will provide written notification to us that our common stock is subject to delisting.
We are currently evaluating our options for regaining compliance, including the creation of shareholder value through the execution of business objectives described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. However, we cannot guarantee that we will regain compliance with the minimum bid price requirement or the MVLS Requirement by August 16, 2020, or that we will be able to comply with the continued listing standards of The Nasdaq Global Market, and therefore our common stock may be subject to delisting.
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
Risks Related to the Development and Regulatory Approval of our Current and Future Product Candidates
Drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results from earlier studies and trials may not be predictive of future trial results. If development of our product candidates is unsuccessful or delayed, we may be unable to obtain required regulatory approvals and be unable to commercialize our product candidates on a timely basis, if at all.
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
On January 2, 2020, we announced top-line results from the Phase 3 B-SIMPLE program with SB206 for the treatment of molluscum contagiosum. Statistical significance was not achieved for the primary endpoint in either B-SIMPLE1 or B-SIMPLE2, however multiple sensitivity analyses were consistent across both studies and we believe support a potential path forward for the asset. These additional analyses do not change the outcome of either B-SIMPLE trial, and the FDA may disagree with our conclusions from these analyses. At present, based on our conclusions from these analyses, we intend to support and confirm B-SIMPLE2 with an additional confirmatory Phase 3 trial targeted to commence in the second quarter of 2020, subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020. If during the April 1, 2020 Type-C meeting the FDA disagrees with our conclusions that one additional confirmatory Phase 3 trial is needed for SB206, or if the FDA’s feedback lacks clarity and creates uncertainty around the required clinical development pathway for SB206, the cost to complete the clinical development of SB206 may increase significantly and we may not be able to obtain sufficient financing to advance the SB206 product candidate.
In the first quarter of 2017, we reported top-line results from two identically designed Phase 3 pivotal clinical trials for SB204 for the treatment of acne. SB204 demonstrated statistical significance compared to vehicle on all three co-primary endpoints in one of the trials but demonstrated statistical significance on only one of three co-primary endpoints in the other trial. We previously received feedback from the FDA with respect to potential paths forward for SB204 in 2018. Following the feedback on SB204 for the treatment of acne vulgaris, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients, subject to additional funding.

We cannot assure you that any additional clinical trials we may conduct for the SB206 and SB204 Phase 3 programs will achieve results that are sufficient to support an FDA submission for the applicable product candidates or regulatory approval of the product. We also cannot assure you that we will be able to obtain financing sufficient to advance development of one or more of our product candidates.
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
If we experience delays in the completion, or termination, of any future clinical trials for our product candidates, we may experience increased costs, have difficulty raising capital through non-dilutive or dilutive sources, and have to slow down our product candidate development and regulatory approval process timelines. Further, the commercial prospects of our product candidates may be harmed and our ability to generate product revenues from any of these product candidates could be delayed or not realized at all. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
In addition, our ongoing or future preclinical studies may not prove successful in demonstrating proof-of concept, or may show adverse toxicological findings, and even, if successful, may not necessarily predict that subsequent clinical trials will show the requisite safety and efficacy of our product candidates.
We have entered into and may rely on strategic relationships for the further development and commercialization of our product candidates, and if we are unable to enter into such relationships, or if such relationships are unsuccessful, we may be unable to realize the potential economic benefit of those product candidates.
We have entered into various strategic relationships and are continuing to explore alternative pathways for continued development of our product candidates. For example, in 2019 we entered into the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand Pharmaceuticals, and we are currently exploring and intend to advance certain clinical-stage dermatological product candidates through partnerships, collaborations or other strategic relationships, including those described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report on Form 10-K. We cannot assure you that we will be able to complete any other strategic arrangements to finance and support the necessary development for our product candidates. If we are unable to enter into other strategic relationships on terms that are beneficial to us, or at all, we may not have sufficient capital to continue developing or commercialize our product candidates. When we enter into strategic relationships, we may have to relinquish a significant portion of the future economic value of the underlying product candidate(s) in connection with the applicable transactions and may be limited in our ability, or unable, to recover such value.
Our ability to be successful in our current strategic partnerships or enter into other strategic relationships for the continued development of one or more of our product candidates, or for the ultimate commercialization of a product candidate, may be impaired by several factors, including, among others, that:

•	we face significant competition in seeking appropriate strategic partners, and the negotiation process is likely to be time-consuming and complex;

•	strategic partners who take over development of a product candidate may fail to secure sufficient capital resources to fund planned development activities;

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

•
disputes between us and our strategic partners concerning the research, development or commercialization of our product candidates or our arrangements with respect to our product candidates could lead to ligation or arbitration that would be costly and detract time from development; and

•
we or our strategic partners may realize one or more of the risks described within this Item 1A related to the development, regulatory approval and commercialization of our current and future product candidates.

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
If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities could be delayed or otherwise adversely affected.
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
Interim, top-line or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, top-line, or preliminary data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, top-line, or preliminary data and final data could significantly harm our business prospects.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the interim, top-line, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.
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
The regulatory approval processes of the FDA are lengthy, time-consuming and inherently unpredictable, and if we, or a potential future partner, are ultimately unable to obtain regulatory approval for our product candidates on a timely basis or at all, our business will be substantially harmed.
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
Disruptions at the FDA and other agencies, such as a federal government shutdown, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, if a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Regulatory approval of our product candidates by foreign regulatory authorities may be delayed or denied. We, or our current or potential future partners, may be subject to pricing controls imposed by foreign governments and regulatory authorities.
We, or any current or potential future partners, may seek regulatory approval of our product candidates from foreign regulatory authorities. Such regulatory authorities may impose additional regulations and guidelines that differ in form and substance from those imposed by their counterparts in the United States and with which we are more familiar. Accordingly, the regulatory approval of our product candidates in those foreign jurisdictions could be delayed, limited or denied altogether. This could limit the scope of or prevent the commercialization of our products in the future and adversely affect our financial performance.

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
We have obtained product liability insurance coverage, with an aggregate limit of $5,000,000, for clinical trials. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated adverse events. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash, negatively impact our statement of operations and harm our financial condition.

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

•
the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments or other ‘‘transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners; and

•
analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or report marketing expenditures and pricing information.

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

Additionally, we have entered into an exclusive license agreement in Japan with Sato relating to SB204 and SB206 for the treatment of acne vulgaris and viral skin infections, respectively, and we expect to continue to evaluate strategic partnerships to commercialize our dermatology products in select international markets. We may not be sufficiently familiar or have the requisite resources to penetrate international markets where some of our competitors have already achieved broad recognition and have established commercialization strategies in place. Moreover, we may not succeed in targeting healthcare providers, including physicians, who may not be familiar with our product candidates.
Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.
The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other products, including OTC treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices.
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
Risks Related to Our Reliance on Third-Party Service Providers, Manufacturers, Collaborators and Partners
We may not be successful in continuing to establish or maintain development and commercialization collaborations, which could adversely affect, and potentially prohibit, our ability to develop our product candidates.
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
We currently do not have the ability to independently conduct preclinical studies that comply with the regulatory requirements known as good laboratory practice, or GLP, requirements. We also do not currently have the ability to independently conduct any clinical trials. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as good clinical practice, or GCP, requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials on our product candidates properly and on time. While we will have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP preclinical studies and our GCP clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP-

compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP preclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the third parties does not relieve us of our regulatory responsibilities. In addition, if any of our third parties terminate their involvement with us for any reason, we may not be able to enter into similar arrangements with alternative third parties within a short period of time or do so on commercially reasonable terms.
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
Unexpected results in the analysis of raw materials, the API or drug product or problems with the quality systems supporting analytical work, whether conducted internally or by third-party service providers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs.
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
We intend to outsource to third parties the manufacture of API for our own use and intend to rely on third parties for API that we may provide to others for development and commercial purposes, including Sato, our Japanese market commercial partner. In June 2019, we executed a master contract manufacturing agreement with a full-scale API CMO for the technology transfer and production of our proprietary drug substance. If this CMO or other potential future third-party manufacturers are unable to perform and complete the required technology transfer of the manufacturing processes and analytical methods for API development and commercial manufacturing under cGMP guidelines and regulations, we could experience delays in the development and commercialization timelines of our product candidates, as well as increased costs. Further, if we do not appropriately coordinate with, project manage, or provide adequate internal expertise, resources and documentation to the API CMO, we may not be successful, or may be significantly delayed, in transferring the activities, processes, capabilities and services.
While we have manufactured the finished drug product for clinical trials in our own facilities to date, we have established a strategic alliance with Orion to enable Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on behalf of our global strategic partners. If Orion, or any other third-party manufacturer, is unable to perform and complete the required technology transfer of the manufacturing processes and analytical methods for API and drug product development, as applicable, and commercial manufacturing under cGMP guidelines and regulations, we could experience delays in the development and commercialization timelines of our product candidates, as well as increased costs. Further, if we do not appropriately coordinate with, project manage, or provide adequate internal expertise, resources and documentation to our third-party manufacturers, we may not be successful, or may be significantly delayed, in transferring the activities, processes, capabilities and services.
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
We are highly dependent on our current executive leadership team, including Paula Brown Stafford, formerly our Chief Operating Officer, and as of February 2, 2020, our President and Chief Executive Officer, and other executive officers and principal members of our management and scientific teams. Although we have a formal employment agreement with Ms. Stafford, this agreement does not prevent her from terminating her employment with us at any time. The loss of the services of any of these persons could impede the achievement of our research, development and commercialization objectives.
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
During 2018 and 2019, we announced several changes to our executive leadership team. Managing transitions in our executive leadership team may divert our existing management team’s attention from our core operations, and the recent transitions we have experienced may make it more difficult for us to retain existing employees. In addition, the recent transitions we have experienced have increased our dependency on the remaining members of the senior executive team and other key employees within the organization. We have incurred costs related to transitions in our management team, including severance payments, and have required departing executives to agree to certain obligations in their separation agreements. We also expect to incur recruitment costs related to the hiring of new executives from time to time.
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
Our operating strategy includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property; and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. For example, we have engaged a CMO to perform the large-scale manufacture of our active pharmaceutical ingredients (APIs), including NVN1000, and Orion to perform the large-scale manufacture of our formulated drug products containing NVN1000 and other APIs, respectively, for use in late-stage clinical trials and potential commercialization. When coupled with a parallel strategy to reduce our own internal resources, facilities, and infrastructure capabilities, we believe this broad strategy can ultimately provide enhanced capabilities and operating efficiencies for us or any potential partnerships, collaborations, licensing or other strategic relationships we may enter. However, we may not be successful in realizing the intended operating efficiencies from these arrangements based on a number of factors, including (i) delays or failures, including delays in our ability to transition applicable technology and processes to our vendors or partners, (ii) reduced quality, (iii) delayed receipt of goods or services, (iv) increased and unexpected costs on the part of the third-party vendors or strategic partners, (v) our requested near-term reduction in transfer activities, in an effort to reduce our near-term cash utilization, and (vi) certain incremental and discrete costs to effect this strategy upon resumption of the manufacturers’ transfer activities.
We have recently taken actions to reduce our internal resources, and we may encounter difficulties in managing our business as a result of these actions, or the attrition that may occur following these actions, which could disrupt our operations. In addition, we may not achieve anticipated benefits from these actions.
From time to time, including in November 2018 and February 2020, we have taken actions intended to reduce our internal resources in order to align with our business and operating strategy. We have experienced additional employee attrition following these actions. As of December 31, 2019, we had 41 full-time employees and one part-time employee. As of February 18, 2020, we had 39 full-time employees and one part-time employee. As a result of actions taken during February 2020, we expect to have a total of 28 employees as of April 1, 2020. These actions and any further actions and/or attrition that may occur in the future, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, the actions we have taken and may take in the future may not achieve anticipated benefits or may not enable achievement of our operating strategy. Our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage this transition, our expenses may be more than expected, and we may not be able to implement our business strategy.
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
We currently specialize solely in developing nitric oxide-based topical therapeutics to treat a range of diseases with significant unmet needs, and if we do not successfully achieve regulatory approval for any of our product candidates or successfully commercialize them, we may not be able to continue as a business.
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
We maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information. Despite the implementation of security measures, our internal computer systems, and those of third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments, and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs, significant data losses or theft of our intellectual property or proprietary business information. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach was to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur material legal claims and liability or other negative consequences, including increased cybersecurity protection costs, damage to our reputation, disruption of our internal operations and delays in the further development of our product candidates.
Our disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from security breaches. We also maintain compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber-security breach. However, a breakdown in existing controls and procedures around our cyber-security environment may prevent us from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on our financial position and value of our stock.
We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate headquarters are located in Morrisville, North Carolina, near major hurricane and tornado zones. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt their operations. In addition, acts of terrorism, pandemic illness and other geo-political unrest could cause disruptions in our business or the businesses of our collaborators, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our collaborators’ or manufacturers’ disaster recovery plans prove to be inadequate. Any of the above could result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, certain policies of the Trump administration may impact our business and industry. Namely, the Trump administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict how these or future executive actions will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.
If we obtain regulatory approval for our product candidates in the United States, any such approval will be limited to the specific indication authorized by the FDA. If we are found to be in violation of FDA and other regulations restricting the promotion of any approved products for unapproved uses, we could be subject to criminal penalties, substantial fines or other sanctions and damage awards.
If our clinical trials are successful, we intend to seek approval for our product candidates for various indications for use. If we obtain regulatory approval to market any of our product candidates with an indication statement for the treatment of one or more of these indications, we will likely be prohibited from marketing any approved products for uses outside of those for which we have received approval.
The regulations relating to the promotion of products for unapproved uses are complex and subject to substantial interpretation by the FDA and other government agencies. Products may not be promoted for uses that are not approved in the labeling by the FDA or EMA. Physicians may, following FDA approval, nevertheless prescribe our products off-label to their patients in a manner that is inconsistent with the approved label. We intend to implement compliance and training programs designed to ensure that our sales and marketing practices comply with applicable regulations. Notwithstanding these programs, the FDA or other government agencies may allege or find that our practices constitute prohibited promotion of our products for unapproved uses. We also cannot be sure that our employees will comply with company policies and applicable regulations regarding the promotion of products for unapproved uses, but we may nevertheless be deemed responsible for their marketing activities.
In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various U.S. Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
If the FDA or any other governmental agency initiates an enforcement action against us or if we are the subject of a qui tam suit and it is determined that we violated prohibitions relating to the promotion of products for unapproved uses, we could be subject to warning letters, untitled letters, substantial civil or criminal fines or damage awards and other sanctions such as consent decrees and corporate integrity agreements pursuant to which our activities would be subject to ongoing scrutiny and monitoring to ensure compliance with applicable laws and regulations. Any such fines, awards or other sanctions would have an adverse effect on our revenue, business, financial prospects and reputation.
Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA. However, there have been significant ongoing efforts to modify or eliminate the ACA. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage under section 5000A of the Internal Revenue Code, commonly referred to as the individual mandate, beginning in 2019. Further legislative changes to and regulatory changes under the ACA remain possible. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the law or our business in the future.
We expect that the ACA, as well as other healthcare reform measures that have been adopted and may be adopted in the future, may, among other things, result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates, if approved. Adoption of government controls and measures, and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals.
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
Changes in and failures to comply with U.S. and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.
We are subject to or affected by numerous federal, state and foreign laws and regulations, as well as regulatory guidance, governing the collection, use, disclosure, retention, and security of personal data, such as information that we collect about patients and healthcare providers in connection with clinical trials in the United States and abroad. The global data protection landscape is rapidly evolving, and implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future. This evolution may create uncertainty in our business, affect our or our collaborators’, service providers’ and contractors’ ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us or our collaborators, service providers and contractors to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing processing of personal information could result in negative publicity, diversion of management time and effort and proceedings against us by governmental entities or others. In many jurisdictions, enforcement actions and consequences for noncompliance are rising.
In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, or the FTCA, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Individually identifiable health information is considered sensitive data that merits stronger safeguards. The FTC’s guidance for appropriately securing consumers’ personal information is similar to what is required by the HIPAA Security Rule.
In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU has adopted the EU General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal information of EU subjects, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them.

The processing of sensitive personal data, such as physical health condition, may impose heightened compliance burdens under the GDPR and is a topic of active interest among foreign regulators. In addition, the GDPR provides for more robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Moreover, the United Kingdom leaving the EU could also lead to further legislative and regulatory changes. It remains unclear how the United Kingdom data protection laws or regulations will develop in the medium to longer term and how data transfer to the United Kingdom from the EU will be regulated, especially following the United Kingdom's departure from the EU on January 31, 2020 without a deal. However, the United Kingdom has transposed the GDPR into domestic law with the Data Protection Act 2018, which remains in force following the United Kingdom's departure from the EU. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Changes to patent laws in the United States or other countries could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, changes to the United States patent system have come into force under the Leahy-Smith America Invents Act, or the Leahy-Smith Act, which was signed into law in September 2011. The Leahy-Smith Act included a number of significant changes to United States patent law. Under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, which could adversely affect our competitive position. While we cannot predict with certainty the impact the Leahy-Smith Act or any potential future changes to the United States or foreign patent systems will have on the operation of our business, the Leahy-Smith Act and such future changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, results of operations, financial condition and prospects. Additionally, the first to file system under the Leahy-Smith Act may incentivize companies like us in the biopharmaceutical industry to file patent applications as soon as possible, and filing applications as soon as possible runs the risk that the application will not have the supporting data to claim the broadest protection possible in the United States.
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
The United States has recently enacted and implemented wide-ranging patent reform legislation. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, modifying some legal standards applied by the USPTO in examination of patent applications or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents, increase the likelihood of challenges to patents we obtain or license or weaken our ability to enforce patents that we have licensed or that we might obtain in the future.

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
Since inception, we have incurred significant operating losses. Our net loss was $30.6 million for the year ended December 31, 2019, and $12.7 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $203.7 million. As a result of our historical operating losses, current lack of liquidity and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2019 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through the sale of our securities in public offerings, upfront and milestone payments from licensing and other strategic partnering agreements, private placements of our preferred stock, convertible notes and proceeds from government research contracts and grants. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that we will continue to incur substantial expenses if and as we:

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
Except for the limitations imposed by the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand, our management has broad discretion in the application of our financial resources, including our cash and cash equivalents, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. Our future use of our financial resources may differ substantially from our current plans. The failure by our management to apply our financial resources effectively could result in financial losses that could have a material adverse effect on our business and cause the price of our common stock to decline. Pending their use, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.
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
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price targets for the first and second tranches are $11.17 per share and $25.45 per share, respectively. The bonus pools for the first and second tranche are $25.0 million and $50.0 million, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid. See “Note 12—Tangible Stockholder Return Plan” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for details regarding the Performance Plan.
Management intends to continue to assess the facts and circumstances, in addition to its capital structure and liquidity, with regards to our potential obligations related to the Performance Plan and the likelihood of future payment. There can be no assurance that we will achieve either or both share price targets during the term of the Performance Plan, that we will have sufficient cash on hand to pay cash bonuses under the Performance Plan at the time any share price target is achieved or within the time frames described above for payment of the bonuses, or that we will receive stockholder approval to pay bonuses in shares of our common stock in lieu of some or all of such cash payment, if sought. These factors may impact our business, financial condition, ability to retain key employees and ability to obtain additional capital. In addition, in the event of a change in control, the plan provides that a bonus pool will become due and payable to participants on a pro rata basis, as calculated and determined by the compensation committee based upon our progress toward the share price target as of the date of the change in control and subject to adjustment by the compensation committee as permitted under the plan, which could increase the cost to acquire our company and prevent or delay a change in control.
Our ability to utilize our net operating loss, or NOL, carryforwards may be limited.
As of December 31, 2019, we had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $165.6 million and $165.1 million, respectively. If not utilized, the federal and state NOL carryforwards will begin expiring in 2028 and 2023 for federal and state tax purposes, respectively. Our ability to utilize NOL carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these U.S. tax assets can also be adversely affected by “ownership changes” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, in a three-year period. Any ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders,” as that term is defined for purposes of Section 382 of the Code in any three-year period. Although we have not completed a full analysis under Section 382, our initial public offering, or IPO, combined with our public offering in January 2018 may have resulted in an ownership change as defined in Section 382. Further, we may experience an ownership change in the future as a result of further shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset U.S. federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
The price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for our existing stockholders.
Our stock price has in the past been, and is likely to be in the future, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2017 to February 18, 2020, the closing sales price of our common stock ranged from a high of $26.86 per share to a low of $0.44 per share. As a result of this volatility, our existing stockholders may not be able to sell their stock at a favorable price. The market price for our common stock may be influenced by many factors, including:

•	reports of clinical trial results or steps in the regulatory approval process;

•	actual or anticipated fluctuations in our financial condition and operating results;

•	actual or anticipated changes in our growth rate relative to our competitors;

•	potential competition from existing products or new products that may emerge;

•	development of new technologies that may address our markets and may make our technology less attractive;

•	changes in physician, hospital or healthcare provider practices that may make our product candidates less attractive;

•	announcements by us, our partners or our competitors regarding significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	the recruitment or departure of key personnel;

•	failure to meet or exceed financial estimates and projections of the investment community or that we provide to the public;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes to reimbursement levels by commercial third-party payors and government payors, including Medicare, and negative announcements relating to reimbursement levels;

•	public market’s assessment of our ability to raise additional capital;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.
A certain degree of stock price volatility can be attributed to limited trading volume; our average daily trading volume during 2019 was approximately 165,000 shares, or less than one percent of the weighted average number of common shares outstanding during that period. This lack of liquidity in the marketplace has and may continue to cause significant volatility in the price of our common stock.
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
Our executive officers, directors and stockholders who owned more than 5% of our outstanding common stock and their respective affiliates, in the aggregate, hold shares representing approximately 27% of our outstanding voting common stock as of February 3, 2020. As a result, if these stockholders were to choose to act together, they would be able to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership control may:

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

•
the requirement that a special meeting of stockholders may be called only by the chief executive officer, the chairman, the president or the board of directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•
advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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
Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees or agents.
Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or agents to us or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act or the Exchange Act. Accordingly, our choice of forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us or our directors, officers or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees or agents.

If a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and other employees.
Future sales of our common stock, or the perception that future sales may occur could cause our stock price to decline.
If our existing stockholders sell, or indicate an intent to sell, substantial amounts of our common stock that are eligible for sale in the public market, in some cases subject to compliance with the requirements of Rule 144, the trading price of our common stock could decline significantly. As of February 3, 2020, we had approximately 27.4 million shares of common stock outstanding and exercisable warrants to purchase approximately 10 million shares of common stock outstanding. Certain other of our stockholders hold substantial amounts of our common stock. If substantial amounts of shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.
We may sell up to $25.0 million of our shares of common stock to Aspire Capital pursuant to our common stock purchase agreement with Aspire Capital. The sale of a substantial number of shares of our common stock by Aspire Capital, or anticipation of such sales, could cause the trading price of our common stock to decline or make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise desire. However, we have the right to control the timing and amount of sales of our shares to Aspire Capital, and we may terminate the financing arrangement at any time at our discretion without any penalty or cost to us.
The issuance of shares upon exercise of our outstanding warrants and options may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.
We have outstanding and exercisable warrants and options that if exercised may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock. We presently have warrants to purchase 10 million shares of common stock outstanding and exercisable with an exercise price of $4.66 per share. In addition, we had outstanding and exercisable options to purchase approximately 1.0 million shares of common stock as of December 31, 2019 with a weighted average exercise price of $4.81 per share.

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
In May 2018, we entered into an agreement whereby we, as sublessor, subleased 6,400 square feet of office space to a third party from our existing facility square footage. In October 2019, we executed a termination agreement with the subtenant for this sublease, with an effective date of December 31, 2019.
As part of our current operating strategy described in the section entitled “Business—Manufacturing and Supplies” and the section entitled “Management’s Discussion and Analysis and Results of Operations—Overview—Business Updates—Drug Substance and Drug Product Agreements” in this annual report, we continue to explore further opportunities to potentially sublease additional space within our facility. We have selected contract manufacturing organizations (CMOs) and have begun transferring the manufacture and production technology for our drug product candidates and our NVN1000 API to these CMOs for clinical development and potential future commercial purposes. The progression of the relationships with the aforementioned third-party manufacturers is integral to the advancement of our dermatological platform, including our SB206 molluscum program, by us or through partnerships, collaborations, licensing or other strategic relationships. We believe this strategy can ultimately provide enhanced capabilities and operating efficiencies for us or any potential partnerships, collaborations, licensing or other strategic relationships we may enter.

Item 3. Legal Proceedings.
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
Holders
As of February 18, 2020, there were approximately 131 stockholders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
Dividends
We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the quarter ended December 31, 2019, we sold an aggregate of 200,000 shares of common stock to Aspire Capital under the Aspire Common Stock Purchase Agreement, generating aggregate proceeds of $0.5 million. This is in addition to the 100,000 shares of common stock sold to Aspire Capital in the third quarter of 2019 as reported in our Form 10-Q for such period, for an aggregate of 300,000 shares sold under the Aspire Common Stock Purchase Agreement for the year ended December 31, 2019. Each issuance of these unregistered shares qualifies as an exempt transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 because none involved a public offering. Each offering was not a public offering due to the number of persons involved, the manner of the issuance and the number of securities issued. Such shares are registered for re-sale by Aspire Capital on our Registration Statement on Form S-1 (File No. 333-233632) registering 7,032,630 shares of common stock that have been or may be offered to Aspire Capital from time to time under the Aspire Common Stock Purchase Agreement.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our equity securities during the fourth quarter of 2019.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with our consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “believe,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” or “estimate,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements are subject to numerous risks including, but not limited to, those set forth in the “Risk Factors” in Part I, Item 1A of this report.
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
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into women’s health and gastroenterological, or GI, therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We have recently introduced SB207 as a possible product candidate for additional anti-viral programs. During 2019, our clinical-stage development efforts were focused on our molluscum contagiosum (SB206) and atopic dermatitis (SB414) programs. We also conducted preclinical work on NCEs and formulations for the treatment of human papilloma virus, or HPV, related illnesses in the women’s health field (WH504 and WH602) and inflammatory diseases in the GI field. During 2020, we intend to focus our clinical-stage development efforts on our molluscum contagiosum (SB206) program, subject to available capital and regulatory feedback. All other clinical-stage programs are currently on hold. Further advancement of the molluscum contagiosum (SB206) program, or any other program across our platform, is dependent upon our ability to access additional capital. Additional capital may potentially include (i) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships; or (ii) equity or debt financings. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. We intend to pursue financing which may be dilutive, non-dilutive or both, in the near future. We intend to utilize one or more financial advisors to assist in the pursuit of optimal capital sourcing pathways, including those that are strategic in nature and center around our late-stage assets, and the broader dermatology platform and underlying Nitricil technology, as well as exploring other potential sources of financing and strategic alternatives.
As of December 31, 2019, we had a total cash and cash equivalents balance of $13.7 million and positive working capital of $2.8 million. We believe that our existing cash and cash equivalents balance will provide us with adequate liquidity to fund our planned operating needs into the early part of the second quarter of 2020. This projected cash runway excludes (i) potential costs associated with an additional confirmatory Phase 3 trial, which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (ii) any proceeds received subsequent to January 31, 2020 from potential future sales of common stock under the Aspire Common Stock Purchase Agreement, described below, if available.
We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs, as described below in “Liquidity and Capital Resources”. Therefore, we will need to secure additional capital or financing and/or delay, defer, or reduce our cash expenditures by the early part of the second quarter of 2020, including those associated with our product development programs, or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us.
As described below in “Business Updates,” in August 2019 we entered into the Aspire Common Stock Purchase Agreement with an institutional investor, Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase shares of our common stock at our request from time to time during the 30-month term of the agreement.
As also described below in “Business Updates,” in late April 2019 and early May 2019 we entered into (i) a royalty and milestone payments purchase agreement with a stockholder that provided $25.0 million of immediate funding; and (ii) a development funding and royalties agreement with a corporate partner that provided $12.0 million of immediate funding.
We will need additional funding to continue our operating activities and make further advancements in our drug development programs. Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
During 2019, our primary programmatic focus was on our molluscum contagiosum (SB206) and atopic dermatitis (SB414) programs.
We conducted and completed our SB206 Phase 2 trial for the treatment of molluscum contagiosum in December 2018 and in early March 2019, completed an end-of Phase 2 meeting with the FDA and received written minutes. During the second quarter of 2019, we commenced the Phase 3 pivotal development program for the treatment of molluscum contagiosum. Patient recruitment for the Phase 3 trials was completed in August 2019. Top-line efficacy results from the Phase 3 trials were announced in January 2020. SB206 did not achieve statistically significant results in the primary endpoint in both trials, which was the complete clearance of all molluscum lesions at Week 12. Based on the results of the Phase 3 pivotal trials described below in “Key Clinical Stage Product Candidate Development Updates,” we target commencing an additional confirmatory Phase 3 trial in the second quarter of 2020, subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020. Execution of remaining Phase 3 pivotal development program activities continues into 2020 with receipt of pivotal trial safety data in the first quarter of 2020 and completion of ancillary trials targeted prior to or during the second quarter of 2020.
Following the completion of two complementary Phase 1b clinical trials with SB414 in patients with psoriasis and atopic dermatitis in 2018, we conducted non-clinical studies with SB414 for atopic dermatitis and completed our Phase 2 clinical development plan during 2019 to support a potential future Phase 2 clinical program launch. The SB414 program is currently on hold with further advancement subject to obtaining additional financing or strategic partnering.
Key Clinical Stage Product Candidate Development Updates
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
We believed that observational learnings from an in-licensed topical nitric oxide technology study showing clinically meaningful complete clearance rates of baseline molluscum lesions, combined with our SB206 program knowledge, provided a logical pathway for SB206 development in the molluscum indication. We submitted an investigational new drug application, or IND, to the FDA in December 2017 and initiated a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum in the first quarter of 2018. The Phase 2 multi-center, randomized, double-blind, vehicle-controlled, ascending dose clinical trial evaluated the efficacy, safety and tolerability of SB206 in 256 patients, ages 2 and above, with molluscum. Patients were treated with one of three concentrations of SB206 or vehicle for up to 12 weeks. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. We announced top-line results from this Phase 2 clinical trial in the fourth quarter of 2018. SB206 demonstrated statistically significant results in the clearance of all molluscum lesions at Week 12, with signs of efficacy evident as early as Week 2 with the 12% once-daily dose. The safety and tolerability profiles were favorable overall with no serious adverse events reported, including the most effective dose, SB206 12% once-daily.
With the full results from this Phase 2 trial made available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting and the written minutes received, we commenced the Phase 3 development program for molluscum, primarily comprised of two pivotal clinical trials, in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm. The “B-SIMPLE” (Berdazimer Sodium In Molluscum Patients with Lesions) Phase 3 pivotal trials consisted of two (B-SIMPLE1 and B-SIMPLE2) multi-center, randomized, double-blind, vehicle-controlled studies to evaluate the efficacy and safety of SB206 12% once-daily in approximately 680 patients (2:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients were treated once-daily with SB206 12% or Vehicle Gel once daily for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There were visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. Both Phase 3 pivotal trials began dosing patients in June 2019 and we completed patient recruitment in August 2019. Top-line efficacy results from the Phase 3 trials were announced in January 2020.
SB206 did not achieve statistically significant results in the primary endpoint in both trials, which was the complete clearance of all molluscum lesions at Week 12. In B-SIMPLE2, SB206 was near statistical significance for the primary endpoint (p=0.062), and was statistically significant for the secondary endpoint, the complete clearance of all lesions at Week 8 (p=0.028), and all other pre-specified sensitivity analyses. We believe this confirms the robustness of the data in the B-SIMPLE2 trial. While the B-SIMPLE1 trial was not statistically significant for the primary endpoint (p=0.375) nor the secondary endpoint (p=0.202), all other pre-specified analyses trended in the same direction of improved treatment effect as the B-SIMPLE2 results.
In addition, the results of a statistical test of heterogeneity support that the two pivotal trials are not different from each other. Across both studies, the primary analysis odds ratio and standard error point estimates were similar and in a consistent direction with overlapping 95% confidence intervals. These statistical results are supported by an integrated analysis of the two pivotal trials, which demonstrated statistically significant complete clearance rates at Week 12 for SB206 (p=0.049). These additional analyses do not change the outcome of either B-SIMPLE trial, and the FDA may disagree with our conclusions from these analyses. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.

The last subject completed their final visit as part of the ongoing safety evaluation through Week 24 in February 2020 and full efficacy and safety data, including data from the safety evaluation through Week 24, are targeted to be available in March 2020.
Based on the results of the Phase 3 pivotal trials, discussed above, we target commencing an additional confirmatory Phase 3 trial in the second quarter of 2020, subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020.
Execution of remaining Phase 3 pivotal development program activities for SB206 in molluscum continues into 2020 with receipt of pivotal trial safety data in the first quarter of 2020 and the completion of ancillary trials targeted prior to or during the second quarter of 2020.
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
The 2% or 6% doses of SB414 in the trial did not result in any serious adverse events, and SB414 2% was more tolerable with no patients discontinuing treatment in the trial due to application site reactions. SB414 at the 6% dose was not consistently effective in reducing biomarkers across both the atopic dermatitis and psoriasis trials. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours, in both the atopic dermatitis and psoriasis trials. Given the successful downregulation of key biomarkers, favorable tolerability and lack of systemic exposure with SB414 2%, we conducted non-clinical studies and completed our Phase 2 clinical development plan during 2019 to support a potential future Phase 2 clinical program launch. The SB414 program is currently on hold with further advancement subject to obtaining additional financing or strategic partnering.
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
Following receipt of FDA feedback via written minutes, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We have completed our clinical development plan for this additional trial, and further advancement of this program is subject to obtaining additional financing or strategic partnering.
Key Preclinical Stage Product Candidate Development Updates
Expansion of Nitric Oxide Platform
In December 2019, we received written responses in response to a pre-IND meeting request with the FDA for a new anti-viral product candidate, SB207. We have identified targeted viral opportunities of high unmet need where we believe our nitric oxide releasing technology could provide clinical benefit to patients. The SB207 product incorporates our existing drug substance, berdazimer sodium (NVN1000), with a new formulation specifically engineered for a number of anti-viral programs.

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
In February 2020, following the successful progression of Phase 1, we were awarded a Phase 2 federal grant of approximately $1.0 million from the NIH that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. We may be eligible to receive an additional $0.5 million in funding as part of this Phase 2 grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term.
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
Under the terms of the aforementioned NIH and DoD grants, we are entitled to receive the grant funds in the form of periodic reimbursements of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts.
These product candidates currently in development together represent the core of our Women’s Health business unit. This unit has continued to be supported through a collaboration with Health Decisions, Inc., or Health Decisions.
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
Business Updates
Common Stock Purchase Agreement and Registration Rights Agreement with Aspire Capital
On August 30, 2019, we entered into the Aspire Common Stock Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement. The aggregate amount that we may raise through sales of common stock under the Aspire Common Stock Purchase Agreement is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of our outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17; and (ii) on any purchase date, the closing sale price of our common stock must be greater than or equal to $0.25. As of December 31, 2019, we had sold an aggregate of 300,000 shares of common stock at an average price of $2.49 per share under the Aspire Common Stock Purchase Agreement. As of January 31, 2020, we had sold an aggregate of 1,000,000 shares of common stock at an average price of $1.19 per share under the Aspire Common Stock Purchase Agreement. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, leads to a total of 1,345,622 shares issued to Aspire Capital under the agreement as of January 31, 2020.
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
There are no trading volume requirements or restrictions under the Aspire Common Stock Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we may direct in accordance with the Aspire Common Stock Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Common Stock Purchase Agreement. In consideration for entering into the Aspire Common Stock Purchase Agreement, concurrently with the execution of the Aspire Common Stock Purchase Agreement, we issued to Aspire Capital 345,622 shares of our common stock as part of the commitment fee. The Aspire Common Stock Purchase Agreement may be terminated by us any time, at our discretion, without any penalty or additional cost to us. Any proceeds we receive under the Aspire Common Stock Purchase Agreement are expected to be used for working capital and general corporate purposes.
Please refer to “Liquidity and Capital Resources” for further discussion of the Aspire Common Stock Purchase Agreement and the Registration Rights Agreement.
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into the Purchase Agreement with Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, which we will use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne. Reedy Creek was to provide $10.0 million of additional funding contingent upon our achievement of SB206 clinical trial success, defined as (i) the achievement, no later than March 31, 2020, of statistically significant rates of complete clearance of lesions for molluscum contagiosum in humans at week 12 in each of the two Phase 3 clinical trials or any other primary endpoint required or accepted by the FDA for the SB206 product; or (ii) equivalent achievement (as agreed upon by the parties). Based on the top line efficacy results from the Phase 3 SB206 program released in January 2020, we understand that Reedy Creek will not be paying us the contingent $10.0 million of additional funding.
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
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, we entered into the Funding Agreement, with Ligand, pursuant to which Ligand provided us funding of $12.0 million, which we used to pursue the development and regulatory approval of SB206, for the treatment of molluscum.
Pursuant to the Funding Agreement, we will pay Ligand up to $20.0 million in milestone payments upon the achievement by us of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the active pharmaceutical ingredient for our clinical stage product candidates, for the treatment of molluscum. In addition to the milestone payments, we will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of such products in the United States, Mexico or Canada.

Drug Substance and Drug Product Agreements
On October 15, 2018, we established a strategic alliance with Orion, a Finnish full-scale pharmaceutical company with broad experience in drug manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We are engaged in the transfer of technology for the manufacture of both SB204 and SB206, and upon its completion intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities. A completed manufacturing technology transfer to Orion will enable the manufacture of multiple assets for clinical trial materials and, potentially, commercial quantities. Importantly, this alliance is being structured to support major global markets in which we and our partners pursue regulatory approvals for our product candidates and complements our present internal capability.
In June 2019, we executed a master contract manufacturing agreement with a full-scale active pharmaceutical ingredient (API) manufacturer. The agreement established an operating and business relationship for this manufacturer to become the primary external supplier of our proprietary berdazimer sodium (NVN1000) drug substance. Also incorporated in the agreement is the process and analytical method transfer necessary to advance the production of our berdazimer sodium (NVN1000) drug substance for future clinical trials and importantly, upon approval of any of our drug product candidates, for commercial purposes on a global basis. We are engaged in the transfer of the NVN1000 manufacturing technology and upon its completion intend for this API manufacturer to be able to manufacture NVN1000 in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials and alongside our current internal manufacturing capabilities.
The progression of the relationships with the aforementioned third-party manufacturers is integral to the advancement of our dermatological platform, including our SB206 molluscum program, by us or through partnerships, collaborations, licensing or other strategic relationships. This strategy includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property; and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective is to reduce our own internal resources, facilities, and infrastructure capabilities that have historically performed such activities, processes and services. As part of our strategic objective to reduce our own internal resources, facilities, and infrastructure capabilities, we took actions in February 2020 that are intended to reduce our internal resources from a total of 42 employees as of December 31, 2019 to a total of 28 employees as of April 1, 2020.
We believe this broad strategy can ultimately provide enhanced capabilities and operating efficiencies for us or any potential partnerships, collaborations, licensing or other strategic relationships we may enter. Although the third-party manufacturers are reducing their near-term activities and extending their time lines at our request in an effort to reduce our near-term cash utilization and extend our operating cash runway, we expect to incur certain incremental and discrete costs to effect this strategy upon resumption of the manufacturers’ transfer activities. Similarly, we expect to incur certain incremental and discrete costs as we seek to reduce our own internal resources, facilities, and infrastructure capabilities, including those actions we took in February 2020 to reduce our internal resources. We will need substantial additional funding to continue our operating activities, including these technical transfer projects and internal cost structure changes, and to make further advancements in our drug development programs, as described below in “Liquidity and Capital Resources”.
Corporate Updates
Chief Executive Officer Transition
In December 2019, we announced that Paula Brown Stafford, our President and Chief Operating Officer, would succeed G. Kelly Martin as our Chief Executive Officer, effective February 2, 2020. Mr. Martin had a fixed term employment contract that expired on February 1, 2020. Mr. Martin also resigned from the Board of Directors, effective February 3, 2020. Ms. Stafford remains a member of the Board of Directors.
Stock Appreciation Rights
As described in “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, on August 8, 2018, we entered into an employment agreement with G. Kelly Martin, or the Martin Employment Agreement. The Martin Employment Agreement provided for 1,000,000 stock appreciation rights, or SARs, granted on a contingent basis that would have been considered irrevocably forfeited and voided in full if we failed to obtain stockholder approval for an amendment to the 2016 Incentive Award Plan, or the 2016 Plan. If such approval had not been obtained, we would have been required to pay Mr. Martin the cash equivalent of the value of the SARs.
On July 31, 2019, at our 2019 Annual Meeting of Stockholders, our stockholders approved a proposal to amend the 2016 Plan, to (i) increase the number of shares of our common stock reserved for issuance under the 2016 Plan by 1,000,000 shares; and (ii) increase the limit on the number of awards that may be granted to any one person in any year. As such, with stockholder approval of the amendment to the 2016 Plan, the SARs detailed within the Martin Employment Agreement were no longer considered granted on a contingent basis. The SARs entitled Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of our common stock on the date of exercise less the exercise price of $3.80 per share. The SARs were to be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remained continuously employed with the Company through such date unless vesting was otherwise expressly accelerated pursuant to the Martin SAR Award. The SARs vested in full on February 1, 2020. On February 1, 2020, the fair market value of our common stock was $0.52 per share, and as such, the SARs expired unexercised and 1,000,000 shares became available to be granted under the 2016 Plan.

Effective December 17, 2019, we entered into an amended and restated employment agreement with Paula Brown Stafford, or the Amended and Restated Stafford Employment Agreement. On January 6, 2020, following our release of top-line results of the Phase 3 molluscum clinical program as provided by the Amended and Restated Stafford Employment Agreement, 600,000 SARs were granted to Ms. Stafford with an exercise price of $0.82 per share, or the Stafford SAR Award. The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of our common stock were not available under the 2016 Plan or if we failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award.  If such approval had not been obtained, we would have been required to pay Ms. Stafford the cash equivalent of the value of the SARs. Such shares became available under the 2016 Plan on February 1, 2020 and the Stafford SAR Award was no longer considered granted on a contingent basis.
Board of Directors
On January 29, 2020, Dr. Eugene Sun, one of the members of our board of directors, notified us of his resignation from the board and any committees thereof, effective January 29, 2020.
Financial Overview
Since our inception in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through December 31, 2019, we have raised total equity and debt proceeds of $184.8 million to fund our operations.
In addition, through December 31, 2019, we have also generated additional liquidity and capital through other sources including (i) governmental research contracts and grants totaling $11.8 million; (ii) our licensing and supply arrangements with Sato, totaling $24.2 million, described below; and (iii) $37.0 million in proceeds from two funding transactions during the second quarter of 2019, also described below.
The approximately $24.2 million we have received from Sato from January 2017 through December 31, 2019 under our amended license agreement includes a $10.8 million upfront payment received following the execution of the agreement in January 2017, a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018, and $11.2 million of installment payments received following the October 2018 amendment to our amended license agreement with Sato.
As noted above, in April 2019 and May 2019, respectively, we entered into the Purchase Agreement with Reedy Creek, which provided $25.0 million of immediate funding, and the Funding Agreement with Ligand, which provided $12.0 million of immediate funding. Reedy Creek was to provide an additional $10.0 million contingent upon our achievement of the primary end points in each of the two SB206 Phase 3 clinical trials no later than March 31, 2020. Based on the top line efficacy results from the Phase 3 SB206 program released in January 2020, we understand that Reedy Creek will not be paying us the contingent $10.0 million of additional funding.
As also noted above, in August 2019, we entered into the Aspire Common Stock Purchase Agreement with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock at our request from time to time during the 30-

month term of the Aspire Common Stock Purchase Agreement. The aggregate amount that we may raise through sales of common stock under the Aspire Common Stock Purchase Agreement is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of our outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17; and (ii) on any purchase date, the closing sale price of our common stock must be greater than or equal to $0.25. As of December 31, 2019, we had sold an aggregate of 300,000 shares of common stock at an average price of $2.49 per share under the Aspire Common Stock Purchase Agreement. As of January 31, 2020, we had sold an aggregate of 1,000,000 shares of common stock at an average price of $1.19 per share under the Aspire Common Stock Purchase Agreement. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, leads to a total of 1,345,622 shares issued to Aspire Capital under the agreement as of January 31, 2020.
To date, we have focused our funding activities on equity, debt and strategic relationships. However, other historical forms of funding have included payments received from licensing and supply arrangements, as well as government research contracts.
We have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2019, we had an accumulated deficit of $203.7 million. We incurred net losses of $30.6 million and $12.7 million in the years ended December 31, 2019 and 2018, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
We expect that we will continue to incur substantial expenses as we continue, subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, to commence an additional confirmatory Phase 3 trial in the second quarter of 2020 and fund our operations. At present, we have temporarily suspended development activities and taken measures to reduce our expenses. Presently, we only have sufficient cash to fund our operations until the early part of the second quarter of 2020. As a result, we need substantial additional funding to support our planned and future operating activities and make further advancements in our drug development programs. Adequate future funding may not be available to us on acceptable terms, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. Additionally, we expect future advancement of our product candidates to occur after the formation of partnering, collaborations, licensing, grants or other strategic relationships or through equity or debt financings. Our failure to enter into such relationships, or our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, whereby, our stockholders may lose some or all of their investment. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. As further discussed in our audited consolidated financial statements and related footnotes included in this Annual Report on Form 10-K, these matters raise substantial doubt about our ability to continue as a going concern.
Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
Components of our Results of Operations
Revenue
License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Amended Sato Agreement, that (i) has been received to date in the form of upfront and milestone payments; or (ii) are future, non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.
This consideration is being recognized on a straight-line basis over the estimated performance period of approximately 7.5 years, from February 2017 through the third quarter of 2024. We monitor and reassess the estimated performance period for purposes of revenue recognition during each reporting period. We expect to reassess the estimated performance period during the first quarter of 2020, as we consider how the combined SB204 and SB206 development program timeline in Japan may potentially be affected by various factors, including (i) the recent results from our SB206 Phase 3 trials in the U.S., including but not limited to top-line efficacy results announced in January 2020, (ii) our plans and timelines for potential further clinical development of SB206 in the U.S., which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (iii) our in-house drug manufacturing capabilities and the progression of our manufacturing technology transfer projects with third-party contract manufacturing organizations. Therefore, if the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, we will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
The material terms of the Amended Sato Agreement and related revenue recognition are described above and within “Note 4—Licensing Arrangements” and “Note 5 —Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
Government research contracts and grant revenue relates to the research and development of our nitric oxide platform for preclinical advancement of NCEs and formulations related to potential treatments for illnesses in the women’s health field. Revenue related to conditional government contracts and grants is recognized when qualifying expenses are incurred.
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

•
costs to establish drug substance and drug product manufacturing capabilities with external contract manufacturing organizations and to enhance drug delivery device technologies through partnerships with technology manufacturing vendors;

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
From inception through December 31, 2019, we have incurred approximately $162.1 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates, as well as costs incurred to generate research and development services revenue. This amount is net of $8.2 million of contra-research and development expense recorded for the year ended December 31, 2019 representing amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206. The calculation used to recognize the ratable amortization of this liability includes an estimate of the total cost to progress the SB206 program to a regulatory approval in the U.S. During the first quarter of 2020, we expect to reassess this estimate and will take into consideration how such estimated costs may potentially be affected by recent development program events, as well as developmental and operational evaluations currently taking place.
For additional information about the Funding Agreement with Ligand, please see “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
The table below sets forth our research and development expenses incurred for external clinical programs and the related product candidates, and other research and development expenses for the years ended December 31, 2019 and 2018. Other research and development expenses include: (i) all preclinical program and development costs, including WH504 and WH602, (ii) manufacturing capability and campaign costs, (iii) external costs to establish drug substance and drug product manufacturing capabilities at third-party CMOs, (iv) facility and infrastructure costs, and (v) costs related to all research and development salaries and related personnel costs.

	Year Ended December 31,
	2019		2018
	(in thousands)
External clinical programs:
SB204	$212		$1,116
SB206	7,860	(1)	5,107
SB208	8		—
SB414	1,836		1,772
Other research and development	15,256		15,050
Total research and development expenses	$25,172		$23,045

(1)
Amount shown net of $8.2 million of contra-research and development expense recorded for the year ended December 31, 2019, respectively, related to the Funding Agreement with Ligand described in “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

During the year ended December 31, 2019, our major clinical development activities were primarily associated with our SB206 molluscum program, where we completed our Phase 2 clinical program activities, held an end-of-Phase 2 meeting with the FDA, and commenced the Phase 3 development program for molluscum, including the initiation and progression of two pivotal clinical trials. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on the completion our current Phase 3 clinical program activities related to SB206 and, subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, additional costs related to one potential additional confirmatory Phase 3 trial with SB206 for molluscum.
We expect to incur substantial research and development expenses in the future as we develop our clinical product candidates. In particular, subject to obtaining additional capital resources or strategic partnership arrangements, we expect to continue to incur substantial external development service provider fees and other research and development costs in 2020 to: (i) complete the SB206 molluscum Phase 3 program, including ancillary supporting trials and studies; (ii) wind down our SB414 atopic dermatitis Phase 2 trial preparatory activities; (iii) conduct certain API manufacturing capability transfer activities to our external third-party CMO; and (iv) progress certain drug product manufacturing capability transfer activities to Orion. We expect to incur substantial costs in 2020 associated with our research and development personnel and our in-house facility and manufacturing capabilities that support the aforementioned external development activities. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, our ability to access additional capital, our ability to enter into strategic arrangements and our financial priorities.
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

We expect to continue to incur substantial general and administrative expenses in 2020 in support of our operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities. We experienced a decrease in litigation defense fees during 2019 as we concluded that the putative stockholder class action lawsuits that were filed in November 2017, which have since been dismissed by the court with prejudice, are substantially complete.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) fair value adjustments to our warrant liability; (ii) interest income earned on cash and cash equivalents; (iii) lease interest expense on our primary facility lease financing obligation during 2018 prior to the January 1, 2019 adoption of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842) and (iv) other miscellaneous income and expenses. We expect continued fluctuations in the fair value of the warrant liability, based primarily on fluctuations in the market value of our common stock.
Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$4,477	$5,982	$(1,505)	(25)%
Government research contracts and grants revenue	419	—	419	100%
Research and development services revenue	—	9	(9)	(100)%
Total revenue	4,896	5,991	(1,095)	(18)%
Operating expenses:
Research and development	25,172	23,045	2,127	9%
General and administrative	10,412	11,507	(1,095)	(10)%
Total operating expenses	35,584	34,552	1,032	3%
Operating loss	(30,688)	(28,561)	(2,127)	7%
Other income (expense), net:
Interest income	177	297	(120)	(40)%
Interest expense	(2)	(1,047)	1,045	(100)%
Change in fair value of warrant liability	(264)	16,566	(16,830)	(102)%
Other income, net	136	72	64	89%
Total other income (expense), net	47	15,888	(15,841)	(100)%
Net loss and comprehensive loss	$(30,641)	$(12,673)	$(17,968)	142%
Revenue
License and collaboration revenue of $4.5 million and $6.0 million for the years ended December 31, 2019 and 2018, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue of $0.4 million for the year ended December 31, 2019 includes (i) $0.3 million of revenue recognized related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program and (ii) $0.1 million of revenue recognized related to the $0.2 million grant received in September from the National Institutes of Health. For additional information regarding our government research contracts and grants revenue, see “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

Research and development expenses
Research and development expenses were $25.2 million for the year ended December 31, 2019, compared to $23.0 million for the year ended December 31, 2018. The net increase of $2.1 million, or 9% was primarily related to (i) a net $2.8 million increase in the SB206 program, (ii) a $0.2 million increase in other research and development expenses, (iii) a $0.1 million increase in our SB414 program due to the continued conduct of non-clinical studies during the third and fourth quarters of 2019, partially offset by (iv) a $0.9 million decrease in our SB204 program due to the completion of certain chemistry, manufacturing, and control activities that took place during the comparative period.
In the SB206 program, we experienced a $10.9 million increase in gross costs incurred due to the continued conduct of two Phase 3 pivotal trials and the initiation of other Phase 3 development activities, including ancillary supporting trials and studies, for the molluscum indication in the third quarter of 2019. This increase was partially offset by $8.2 million of contra-research and development expense representing the amortization of the liability related to the Funding Agreement with Ligand, which contributes to the clinical development and regulatory approval of SB206 for the treatment of molluscum.
The $0.2 million increase in other research and development expenses was primarily driven by costs associated with our increased utilization of third-party manufacturers and other strategic partners during 2019. Specifically, we experienced (i) a $2.1 million increase in service and support costs associated with our manufacturing technology and process engineering transfer projects ongoing with our third party API and drug product CMOs as well as a drug delivery device technology enhancement project ongoing with a technology manufacturing vendor, (ii) a $0.4 million increase in development service fees associated with preclinical development of new drug formulations and NCEs for use in the fields of women’s health and GI, (iii) a $0.4 million increase in allocated rental expense following the January 1, 2019 adoption of FASB Accounting Standards Update No. 2016-02, Leases (Topic 842), which was reported as interest expense in previous reporting periods prior to adoption of Topic 842, and (iv) a $0.3 million increase in allocated non-cash depreciation expense primarily due to a Topic 842 adoption requirement that increased the depreciation rate on our leasehold improvement assets.
These other research and development expense increases were partially offset by (i) a $0.9 million decrease in internal facility and manufacturing costs associated with manufacturing campaigns and safety and quality activities occurring in the comparative 2018 period that did not recur or were significantly reduced in 2019 and (ii) a $2.0 million decrease in research and development personnel-related costs. The decrease in facility and manufacturing costs is comprised of (i) a $0.6 million decrease in equipment repair, maintenance and support costs and (ii) a $0.3 million decrease in manufacturing safety, quality and efficiency initiatives at our Morrisville, NC manufacturing facility. The decrease in personnel-related costs is comprised of (i) a $1.4 million decrease in recurring salary and benefit expenses due to reductions in research and development personnel between the comparative periods, (ii) a $0.6 million decrease in annual discretionary bonus compensation expense in 2019 as the Compensation Committee of the Board of Directors determined that the associated corporate performance objectives were not achieved during 2019, (iii) a $0.4 million net decrease in non-cash performance-based compensation expense, partially offset by (iv) a $0.4 million discrete severance expense charge in the first quarter of 2019 associated with the departure of our former chief scientific officer. Non-cash performance based compensation included a $0.5 million decrease in stock option related compensation expense associated with (i) the forfeiture of stock options previously held by former officers and employees who departed the Company prior to or during 2019; and (ii) expense associated with the annual grant of stock option awards to all employees during 2018, which did not recur in 2019 after the establishment of the Tangible Stockholder Return Plan in the third quarter of 2018. This decrease was partially offset by a $0.1 million increase associated with the change in the fair value of the liability related to our Tangible Stockholder Return Plan, or the Performance Plan, which was established in the third quarter of 2018. The Performance Plan liability valuation increased during 2019 due to appreciation in our common stock’s market price, which is a key input to the Performance Plan’s valuation model.
General and administrative expenses
General and administrative expenses were $10.4 million for the year ended December 31, 2019, compared to $11.5 million during the year ended December 31, 2018. The decrease of approximately $1.1 million, or 10% was primarily due to (i) a $0.9 million decrease in general and administrative personnel and related costs, (ii) a $0.7 million reduction in legal fees primarily related to litigation defense fees for the putative stockholder class action lawsuits incurred in 2018 that did not recur in 2019, partially offset by (iii) a $0.3 million increase in facility costs and (iv) a $0.2 million increase in insurance expense.
The $0.9 million decrease in general and administrative personnel and related costs is primarily due to (i) the expense recognition of a one-time signing bonus in the third quarter of 2018 of $0.6 million in accordance with the Martin Employment Agreement, (ii) a $0.2 million decrease in annual discretionary bonus compensation expense in 2019 as the Compensation Committee of the Board of Directors determined that the associated corporate performance objectives were not achieved during 2019, and (iii) a decrease in salary and benefits costs of $0.2 million. These decreases were partially offset by an increase in non-cash stock compensation expense of $0.1 million.

Other income (expense), net
Other income was approximately $47,000 for the year ended December 31, 2019, compared to $15.9 million for the year ended December 31, 2018. The other income decrease of approximately $15.8 million was due to the change in fair value of the warrant liability of $16.8 million, partially offset by a $1.0 million decrease in interest expense associated with our Morrisville, North Carolina facility lease. The decrease in interest expense is due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date.
Liquidity and Capital Resources
As of December 31, 2019, we had a total cash and cash equivalents balance of $13.7 million and positive working capital of $2.8 million.
Since our inception through December 31, 2019, we have financed our operations primarily with $184.8 million in net proceeds from the issuance and sale of equity securities and convertible debt securities, including $35.2 million in net proceeds from a public offering of common stock and accompanying warrants pursuant to our effective shelf registration statement and completed on January 9, 2018, or the January 2018 Offering, and $44.6 million in net proceeds from the sale of common stock in our 2016 initial public offering and $0.7 million in proceeds from the sale of common stock under the Aspire Common Stock Purchase Agreement. In addition, through December 31, 2019, we have also generated additional liquidity and capital through other sources including (i) governmental research contracts and grants totaling $11.8 million; (ii) our licensing and supply arrangements with Sato Pharmaceutical Co., Ltd., or Sato, totaling $24.2 million; and (iii) $37.0 million in proceeds from two funding transactions during the second quarter of 2019 described below.
In the first quarter of 2017, we received an upfront payment of approximately $10.8 million following the execution of the Sato Agreement for the exclusive right to develop, use and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris. In addition, we received a milestone payment of approximately $2.2 million in the fourth quarter of 2018, related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018. Under the terms of the Sato Amendment which expanded the Sato Agreement to include SB206, we also received a payment of $2.2 million (or 0.25 billion JPY) in October 2018, a payment of $4.5 million (or 0.5 billion JPY) in March 2019, and a payment of $4.6 million (or 0.5 billion JPY) in November 2019, representing the three installments of an upfront payment of 1.25 billion JPY.
As also described below, in August 2019, we entered into the Aspire Common Stock Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, and described below, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement.
As described below, in late April 2019 and early May 2019, respectively, we entered into (i) the Purchase Agreement with Reedy Creek, which provided $25.0 million of immediate funding; and (ii) the Funding Agreement with Ligand, which provided $12.0 million of immediate funding.
We believe that our existing cash and cash equivalents balance will provide us with adequate liquidity to fund our planned operating needs into the early part of the second quarter of 2020. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs. This projected cash runway excludes (i) potential costs associated with an additional confirmatory Phase 3 trial, which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (ii) any proceeds received subsequent to January 31, 2020 from potential future sales of common stock under the Aspire Common Stock Purchase Agreement, described below, if available.
Our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships; or (ii) equity or debt financings. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. We may revise our development and operating activities or their timing depending on the availability of additional funding, partnership opportunities and our financial priorities. Our assumptions and plans may change and could impact the magnitude and/or timing of development and operating expenses and therefore our cash runway. In addition, we have continued to explore both financial as well as strategic options in order to continue operations and to progress SB206 for the molluscum indication, subject to FDA feedback. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us.

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
As we continue to endeavor to raise additional capital, there can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. Our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. A failure to obtain sufficient funds on acceptable terms when needed, including the inability to utilize the amount available under the Aspire Common Stock Purchase Agreement, could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of December 31, 2019, we had an accumulated deficit of $203.7 million and there is substantial doubt about our ability to continue as a going concern.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
Aspire Common Stock Purchase Agreement
On August 30, 2019, we entered into the Aspire Common Stock Purchase Agreement, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement. The aggregate amount that we may raise through sales of common stock under the Aspire Common Stock Purchase Agreement is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of our outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17, which was the closing sale price of our common stock immediately preceding the execution of the Aspire Common Stock Purchase Agreement; and (ii) on any purchase date, the closing sale price of our common stock must be greater than or equal to $0.25.
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
There are no trading volume requirements or restrictions under the Aspire Common Stock Purchase Agreement, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as directed by the Company in accordance with the Aspire Common Stock Purchase Agreement. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the Aspire Common Stock Purchase Agreement. In consideration for entering into the Aspire Common Stock Purchase Agreement, concurrently with the execution of the Aspire Common Stock Purchase Agreement, we issued to Aspire Capital 345,622 shares of our common stock as part of the commitment fee. The Aspire Common Stock Purchase Agreement may be terminated by us any time, at our discretion, without any penalty or additional cost to us. Any proceeds we receive under the Aspire Common Stock Purchase Agreement are expected to be used for working capital and general corporate purposes.
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into the Purchase Agreement with Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, which we will use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne. Reedy Creek was to provide $10.0 million of additional funding contingent upon our achievement of the primary endpoints in each of the two SB206 Phase 3 clinical trials no later than March 31, 2020. Based on the top line efficacy results from the Phase 3 SB206 program released in January 2020, we understand that Reedy Creek will not be paying us the contingent $10.0 million of additional funding.
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
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, we entered into the Funding Agreement with Ligand, pursuant to which Ligand provided us funding of $12.0 million, which we used to pursue the development and regulatory approval of SB206, for the treatment of molluscum.
Pursuant to the Funding Agreement, we will pay Ligand up to $20.0 million in milestone payments upon the achievement by us of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the active pharmaceutical ingredient for our clinical stage product candidates, for the treatment of molluscum. In addition to the milestone payments, we will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of the products in the United States, Mexico or Canada.
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the Sato Amendment. The initial Sato Agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. Under the terms of the Sato Amendment, we received an upfront payment from Sato totaling 1.25 billion JPY (approximately $11.3 million USD) to be paid in three installments over a 12 months period. We received the first installment of 0.25 billion JPY (approximately $2.2 million USD) in October 2018, the second installment of 0.5 billion JPY (approximately $4.5 million USD) in March 2019 and the third installment of 0.5 billion JPY (approximately $4.6 million USD) in November 2019. The Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.

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
The warrants sold in the January 2018 Offering are classified as a liability in the accompanying consolidated balance sheets and the warrant liability is recorded at fair value and is re-valued each reporting period, with adjustments to fair value recognized in the consolidated statements of operations and comprehensive loss. As of January 9, 2018, the date the warrants were issued, the warrants were recorded at fair value which approximated $17.8 million. The fair value of the warrants decreased to approximately $1.2 million as of December 31, 2018, which resulted in the recognition of a non-cash unrealized gain of $16.6 million for the year ended December 31, 2018. The fair value of the warrants increased to approximately $1.5 million for the year ended December 31, 2019, which resulted in the recognition of a non-cash unrealized loss of $0.3 million for the year ended December 31, 2019. The change in the fair value of the warrant liability and the corresponding unrealized loss/gain recognized during the years ended December 31, 2019 and 2018, respectively, is primarily due to the fluctuations in the market price of our underlying common stock from the date of issuance, in addition to fluctuations in the other valuation model inputs. We will continue to adjust the fair value of the warrant liability each reporting period during the remaining contractual life of the warrants and the resulting non-cash unrealized gains or losses may have a significant effect on our reported net losses in future periods. The warrants’ terms and accounting treatment are described further in “Note 10—Warrants” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.
We have not listed the warrants on an exchange but warrant holders have transacted through dealer networks within the OTC market on a sporadic basis. The transaction price range observed in the OTC market includes prices that are higher and lower than those estimated using the valuation model that approximates a Monte Carlo simulation model, which estimated a fair value of $0.15 and $1.78 per warrant as of December 31, 2019 and January 9, 2018, respectively. Because of the limited trading volumes currently occurring in the OTC market, the published transaction prices cannot be used to estimate fair value of the warrant liability under accounting principles generally accepted in the United States, or U.S. GAAP. However, we believe the pricing disparity observed between our fair value estimate and the limited OTC market transactions indicates that the estimated fair value of the warrant liability value is subject to change in the future and may not necessarily be representative of what a warrant holder can expect to receive or an interested investor can expect to pay in the marketplace.
Primary Facility Lease Financing
Our approximately 51,000 square foot leased facility in Morrisville, North Carolina serves as our corporate headquarters and sole research, development and manufacturing facility. We entered into the ten-year, non-cancellable lease agreement in 2016, currently have approximately six and a half years remaining under the lease term and currently have approximately $8.5 million in remaining minimum lease payments.
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
We assess the carrying value of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As of December 31, 2019, we concluded there were no such events or changes in circumstances requiring review of the carrying amount of the Company’s long-lived assets.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(19,876)	$(28,625)
Investing activities	(422)	(1,058)
Financing activities	25,816	35,353
Net increase in cash, cash equivalents and restricted cash	$5,518	$5,670

Net Cash Used in Operating Activities
During the year ended December 31, 2019, net cash used in operating activities was $19.9 million and consisted primarily of a net loss of $30.6 million, with adjustments for non-cash amounts related primarily to depreciation expense of $2.0 million, share-based compensation expense of $1.8 million, an increase in fair value of warrant liability of $0.3 million, and a favorable change related to changes in other operating assets and liabilities of $6.6 million. The favorable net change in assets and liabilities was primarily due to a $12.0 million increase related to the advanced payment for the research and development service obligation associated with the Funding Agreement with Ligand, offset by a $8.2 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand, a $4.5 million increase in deferred revenue following the receipt of an additional upfront installment payment under the Amended Sato Agreement during the first quarter of 2019, a $0.4 million increase in accounts payable and a $0.5 million increase in accrued outside research and development services. The increase in accounts payable and accruals was primarily related to the Phase 3 development program for molluscum and timing of payments related to our operating activities. These favorable changes were partially offset by a $1.0 million decrease in accrued compensation following the Compensation Committee of the Board of Directors’ determination that the associated corporate performance objectives were not achieved during 2019, and a decrease in other operating assets and liabilities totaling $1.5 million. The decrease in other operating assets and liabilities include an increase in prepaid expenses and contracts and grants receivable and a decrease in other long-term liabilities, primarily related to amortization of lease liabilities.
During the year ended December 31, 2018, net cash used in operating activities was $28.6 million and consisted primarily of a net loss of $12.7 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.7 million, share-based compensation expense of $2.2 million, decrease in fair value of warrant liability of $16.6 million and a net decrease in other operating assets and liabilities of $3.4 million. The net decrease in assets and liabilities was primarily due to a $0.7 million decrease in accrued compensation following the payment of annual employee bonuses in the first quarter of 2018, a $1.3 million decrease in other accrued expenses following the payment of various accrued expenses during the period, including $0.2 million in travel costs paid to Malin (as reimbursement of out-of-pocket expenses for our Chief Executive Officer and a number of Malin employees who supported us with certain strategic and tactical initiatives and activities in 2017), and a $1.6 million decrease in deferred revenue associated with the continued recognition of licensing revenues from the Amended Sato Agreement during 2018. These decreases were partially offset by a favorable change in prepaid expenses and other current assets, other assets and accounts payable of $0.2 million.
Net Cash Used in Investing Activities
During the year ended December 31, 2019, net cash used in investing activities was $0.4 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.
During the year ended December 31, 2018, net cash used in investing activities was $1.1 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.
Net Cash Provided by Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities was $25.8 million and consisted of $25.0 million of funding received pursuant to the Purchase Agreement with Reedy Creek, $0.7 million of proceeds from the sale of our common stock pursuant to the Aspire Common Stock Purchase Agreement and $0.1 million of proceeds from the exercise of stock options.

During the year ended December 31, 2018, net cash provided by financing activities was $35.4 million, consisting primarily of net proceeds from the January 2018 Offering after deducting underwriting discounts and offering expenses.
Capital Requirements
As of December 31, 2019, we had a total cash and cash equivalents balance of $13.7 million and positive working capital of $2.8 million. As of the date of this filing, we believe that our existing cash and cash equivalents balance will provide us with adequate liquidity to fund our planned operating needs into the early part of the second quarter of 2020. This projected cash runway excludes (i) potential costs associated with an additional confirmatory Phase 3 trial, which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (ii) any proceeds received subsequent to January 31, 2020 from potential future sales of common stock under the Aspire Common Stock Purchase Agreement, described above, if available.
We are utilizing our existing capital resources to fund the ongoing and near-term operating and development activities, as described in the “Overview” section above. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs. Therefore, we will need to secure additional capital and/or delay, defer, or reduce our cash expenditures by the early part of the second quarter of 2020, including those associated with our product development programs, or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us.
Our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships; or (ii) equity or debt financings. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. We may revise our development and operating activities or their timing depending on the availability of additional funding, partnership opportunities and our financial priorities. Our assumptions and plans may change and could impact the magnitude and/or timing of development and operating expenses and therefore our cash runway. We continue to explore other potential non-dilutive business development activities around the developmental and commercial rights to the clinical-stage assets in our platform, including various geographic and indication-specific opportunities.
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
As we continue to attempt to raise additional capital, there can be no assurance that we will be able to obtain it on terms acceptable to us, on a timely basis, or at all. A failure to obtain sufficient funds on acceptable terms when needed, including the inability to utilize the amount available under the Aspire Common Stock Purchase Agreement, could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of December 31, 2019, we had an accumulated deficit of $203.7 million and there is substantial doubt about our ability to continue as a going concern.
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
Contractual Obligations and Contingent Liabilities
Primary Facility Lease
We entered into a lease agreement in August 2015 for a facility totaling approximately 51,000 square feet in Morrisville, North Carolina and began to occupy and utilize the facility in October 2016. The term of the lease commenced April 1, 2016, and terminates June 2026. The remaining estimated lease payments for this facility over the term of the lease are approximately $8.5 million. We have an option to extend this facility lease by five years upon completion of the initial lease term.
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
Amended Sato Agreement
Pursuant to the Amended Sato Agreement, we are obligated to supply Sato with all quantities of licensed products required by Sato for their development activities in Japan. As part of the Amended Sato Agreement, we and Sato also agreed to negotiate a commercial supply agreement pursuant to which we or a third-party contract manufacturer would be the exclusive supplier to Sato of the API of licensed products for the commercial manufacture of licensed products in the licensed territory. Additionally, we have agreed to perform certain oversight, review and supporting activities for Sato, including: (i) using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the U.S, (ii) sharing all future scientific information we may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206, (iii) performing certain additional preclinical studies if such studies are deemed necessary by the Japanese regulatory authority, up to and not to exceed a total cost of $1.0 million, and (iv) participating in a joint committee that oversees, reviews, and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, we have granted Sato the option to use our trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to our approval of such use. We cannot estimate if, when or in what amounts such payments will become due under the Amended Sato Agreement.
The intellectual property rights granted to Sato under the Amended Sato Agreement include certain intellectual property rights which we have licensed from UNC. Under our license agreement with UNC described in “Note 3—Research and Development Licenses” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K, we are obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, we are obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.
We had also previously entered into an agreement with a third party to assist us in exploring the licensing opportunity which led to the execution of the Sato Agreement. We are obligated to pay the third party a low-single-digit percentage of all upfront and milestone payments the Company receives from Sato under the Amended Sato Agreement.
We have accrued certain fees that we will pay to UNC and a third party in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2019, we had recorded capitalized contract acquisition costs of $0.5 million in other assets and had accrued $0.2 million in the accompanying consolidated balance sheets. For the years ended December 31, 2019 and 2018 we paid fees totaling $0.2 million and $0.1 million, respectively.
See “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Amended Sato Agreement.
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
See “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information on the sublicense agreement and our assessment of KNOW Bio under the variable interest consolidation model pursuant to FASB ASC 810, Consolidation.
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into the Purchase Agreement with Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, which we will use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third party arrangements) activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne. Reedy Creek was to provide $10.0 million of additional funding contingent upon our achievement of the primary endpoints in each of the two SB206 Phase 3 clinical trials no later than March 31, 2020. Based on the top line efficacy results from the Phase 3 SB206 program released in January 2020, we understand that Reedy Creek will not be paying us the contingent $10.0 million of additional funding.
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
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, we entered into the Funding Agreement with Ligand, pursuant to which Ligand provided us funding of $12.0 million, which we used to pursue the development and regulatory approval of SB206, for the treatment of molluscum.
Pursuant to the Funding Agreement, we will pay Ligand up to $20.0 million in milestone payments upon the achievement by us of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the active pharmaceutical ingredient for our clinical stage product candidates, for the treatment of molluscum. In addition to the milestone payments, we will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of the products in the United States, Mexico or Canada.
Tangible Stockholder Return Plan, or Performance Plan
In August 2018, our board of directors approved and established the Performance Plan. We believe that the Performance Plan will help us attract, retain and incentivize the highly qualified resources that are and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our historical practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Plan at the then current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment) are achieved.
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
The Performance Plan provides for the bonus pool to generally be paid in the form of cash. However, the compensation committee has discretion to pay any bonus award under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, provided that our board and stockholders have approved the reservation of such shares of our common stock for such payment. The share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications, or similar events. In addition, in the event of a change in control, the plan provides that a bonus pool will become due and payable to participants on a pro rata basis, as calculated and determined by the compensation committee based upon our progress toward the share price target as of the date of the change in control and subject to adjustment by the compensation committee as permitted under the plan.
The Performance Plan was effective immediately upon approval, expires on March 1, 2022, and covers all employees, including our executive officers, consultants and other persons deemed eligible by our compensation committee. The Performance Plan was subsequently amended and restated to reflect minor changes in the timing for establishing minimum bonus amounts.
See “Note 12—Tangible Stockholder Return Plan” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information on the Performance Plan.
Stock Appreciation Rights
On August 8, 2018, we entered into the Martin Employment Agreement with G. Kelly Martin. The Martin Employment Agreement provided for 1,000,000 SARs granted on a contingent basis that would have been irrevocably forfeited and voided in full if we failed to obtain stockholder approval for an amendment to the 2016 Plan to allow such stock award. If such approval had not been obtained, we would have been required to pay Mr. Martin the cash equivalent of the value of the SARs.
On July 31, 2019, at our 2019 Annual Meeting of Stockholders, our stockholders approved a proposal to amend the 2016 Plan, to (i) increase the number of shares of our common stock reserved for issuance under the 2016 Plan by 1,000,000 shares; and (ii) increase the limit on the number of awards that may be granted to any one person in any year. As such, with stockholder approval of the amendment to the 2016 Plan, the SARs detailed within the Martin Employment Agreement were no longer considered granted on a contingent basis.
The SARs entitled Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of our common stock on the date of exercise less the exercise price of $3.80 per share. The SARs were to be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remained continuously employed with us through such date unless vesting was otherwise expressly accelerated pursuant to the Martin SAR Award. The SARs vested in full on February 1, 2020. On February 1, 2020, the fair market value of our common stock was $0.52 per share, and as such, the SARS expired unexercised and 1,000,000 shares became available to be granted under the 2016 Plan.

Effective December 17, 2019, we entered into the Amended and Restated Stafford Employment Agreement with Paula Brown Stafford. On January 6, 2020, as provided by the Amended and Restated Stafford Employment Agreement, 600,000 SARs were granted to Ms. Stafford with an exercise price of $0.82 per share, following our release of top-line results of our Phase 3 molluscum clinical program. The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of our common stock were not available under the 2016 Plan or if we failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. If such shares were not available, we would have been required to pay Ms. Stafford the cash equivalent of the value of the SARs. Such shares became available under the 2016 Plan on February 1, 2020 and the SARs were no longer considered granted on a contingent basis.

See “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for additional information on the SARs.
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
Net Operating Loss and Research and Development Tax Credit Carryforwards
As of December 31, 2019, we had federal and state net operating loss carryforwards of approximately of $165.6 million and $165.1 million, respectively. The net operating loss carryforwards begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. We have research and development tax credits of approximately $8.1 million to offset future federal taxes. These credits begin to expire in 2028.
We record a valuation allowance to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that we will not recognize some or all of the deferred tax assets. We have had a history of net losses since inception, and, as a result, we have established a 100% valuation allowance of $54.4 million for our net deferred tax assets as of December 31, 2019. If circumstances change and we determine that we will be able to realize some or all of these net deferred tax assets in the future, we will record an adjustment to the valuation allowance.
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
Leases
We lease office space and certain equipment under non-cancelable lease agreements. Prior to January 1, 2019, we applied the accounting guidance in ASC 840, Leases, to our lease agreements. The leases were reviewed for classification as operating or capital leases. For operating leases, rent was recognized on a straight-line basis over the lease period. For capital leases, we recorded the leased asset with a corresponding liability and amortized the asset over the lease term. Payments were recorded as reductions to the liability with an appropriate interest charge recorded based on the then-outstanding remaining liability.
Effective January 1, 2019, we adopted ASU No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and established our lease accounting policy pursuant to this new standard. We initially applied the transition provisions at January 1, 2019, which allowed us to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. Based on the new guidance, we assess all arrangements, that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, we determine the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease we: (i) identify lease and non-lease components; (ii) determine the consideration in the contract; (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease Right of Use (“ROU”) assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset. The interest rate implicit in our lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.
Revenue Recognition
Beginning in 2017, we began to generate revenue from (i) non-refundable upfront fees, milestone payments and royalties earned under license agreements and (ii) providing research and development services.
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective adoption method and established our revenue recognition accounting policy pursuant to this new standard. See “Note 1—Organization and Significant Accounting Policies” and “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for further information and accounting considerations related to revenue recognition, including revenue recognition pertaining to licensing arrangements.

Licensing Arrangements
We entered into the Sato Agreement in the first quarter of 2017, and the Sato Amendment in October 2018, and may enter into additional licensing arrangements in the future, in exchange for non-refundable upfront payments and potential future milestone and royalty payments.
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
Specifically related to the Sato Agreement, as amended, we recognize revenue using a time-based input method that results in straight-line recognition over the Company’s performance period. We monitor and reassess the estimated performance period for purposes of revenue recognition during each reporting period. We expect to reassess the estimated performance period during the first quarter of 2020, as we consider how the combined SB204 and SB206 development program timeline in Japan may potentially be affected by various factors, including (i) the recent results from our SB206 Phase 3 trials in the U.S., including but not limited to top-line efficacy results announced in January 2020, (ii) our plans and timelines for potential further clinical development of SB206 in the U.S., which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (iii) our in-house drug manufacturing capabilities and the progression of our manufacturing technology transfer projects with third-party contract manufacturing organizations. Therefore, if the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, we will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
Government research contracts and grants revenue.
Under the terms of the contracts and grants awarded, we are entitled to receive reimbursement of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected are recorded as contracts and grants receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by us with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants. See “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for information regarding government grants.
Research and Development Expenses
Accrued Expenses

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
Reedy Creek Purchase Agreement
We have determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements. We concluded that there has not been a substantive and genuine transfer of risk related to the Purchase Agreement as (i) Reedy Creek has the opportunity to recover its investment regardless of the outcome of the research and development programs within the scope of the agreement (prior to commercialization of any in scope assets through potential out-licensing agreements and related potential future milestone payments); and (ii) there is a presumption that we are obligated to pay Reedy Creek amounts equal to its investment based on the related party relationship at the time the parties entered into the Purchase Agreement. The Purchase Agreement is a broad funding arrangement, due to (i) the multi-asset, or portfolio approach including three developmental assets that are within the scope of the arrangement; and (ii) Reedy Creek’s approximate 15% ownership of our outstanding shares of common stock.
As such, we have determined that the appropriate accounting treatment under ASC 730-20 is to record the initial proceeds of $25,000 as cash and cash equivalents, as we have the ability to direct the usage of funds, and a long-term liability within our classified balance sheet. The long-term liability will remain until we receive future milestones from other potential third parties, as defined within the Purchase Agreement, of which 25% will be contractually owed to Reedy Creek. If potential future milestones are received by us, and become partly due to Reedy Creek, the corresponding partial repayment to Reedy Creek will result in a ratable reduction of the total long-term obligation to repay the initial purchase price.
Ligand Funding Agreement
We have determined that the Ligand transaction is within the scope of ASC 730-20 as it represents an obligation to perform contractual services for the development of SB206 using commercially reasonable efforts. In addition, the Funding Agreement also states that if all development of SB206 is ceased prior to the first regulatory approval, we must pay to Ligand an amount equal to the purchase price less the amount spent in accordance with the development budget on development activities conducted prior to such cessation. As such, we concluded that the appropriate accounting treatment under ASC 730-20 was to record the initial proceeds of $12,000, as a liability and as restricted cash on our consolidated balance sheet, as the funds could only be used for the progression of SB206.
We amortize the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs we incur during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the U.S. The ratable Ligand funding is presented within the consolidated statement of operations as an offset to research and development expenses associated with the SB206 program. During the first quarter of 2020, we expect to reassess the estimated total cost to progress the SB206 program to a U.S. regulatory approval, as we consider how such estimated costs may potentially be affected by various factors, including (i) the recent results from our SB206 Phase 3 trials in the U.S., including but not limited to top-line efficacy results announced in January 2020, (ii) our plans and timelines for potential further clinical development of SB206 in the U.S., which is subject to additional funding and FDA feedback from the Type C meeting with the FDA on April 1, 2020, and (iii) our in-house drug manufacturing capabilities and the progression of our manufacturing technology transfer projects with third-party contract manufacturing organizations.

The initial restricted cash balance was also reduced ratably during interim reporting periods in 2019 in a manner consistent with the amortization method for the Ligand funding liability balance. As of December 31, 2019, the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12,000 purchase price, causing the aforementioned repayment provision provided for in the Funding Agreement to no longer be enforceable. Therefore, we reported no restricted cash balance related to the Funding Agreement, as of December 31, 2019 in our consolidated balance sheet.
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
The probability of a fundamental transaction occurring during the remaining contractual term of the warrants is based on our judgment and takes into consideration the risk-adjusted probability of success within our drug development programs. An increase in the probability of occurrence of a fundamental transaction may increase the fair value of the warrants. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the warrant. The fair value of the underlying common stock is the published closing market price on the Nasdaq Global Market as of each reporting date, as adjusted for significant events, as necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the warrants. An increase in the expected stock price volatility, fair value of the underlying common stock or risk-free interest rate will increase the fair value of the warrants. The dividend yield percentage is zero because we do not currently pay dividends nor do we intend to do so during the expected term of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. All other assumptions held constant, the fair value of the warrants will decrease as the remaining contractual term decreases.
See “Note 10—Warrants” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for the significant assumptions used in estimating the fair value of the warrants and see “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for our accounting policy pertaining to the fair value of financial instruments.
Share-Based Compensation
Determination of the Fair Value of Stock-based Compensation Grants
We record the fair value of stock options, and other stock-based compensation issued to employees and non-employees as of the grant date as stock-based compensation expense. We typically recognize compensation expense over the requisite service period, which is typically the vesting period. We recorded non-cash stock-based compensation expense for employee and nonemployee stock option grants of $1.8 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively.
We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of assumptions, some of which are highly subjective, including (i) the fair value of our common stock on the date of grant, (ii) the expected volatility of our stock, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. In applying these assumptions, we considered the following factors:

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

See “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2019 and 2018.
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
Tangible Stockholder Return Plan, or Performance Plan
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
The fair value of obligations under the Performance Plan are estimated using a Monte Carlo simulation approach. Our common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the plan. The fair value of the underlying common stock is the published closing market price on the Nasdaq Global Market as of each reporting date, as adjusted for significant events, as necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the plan. The dividend yield percentage is zero because we do not currently pay dividends, nor do we intend to do so during the expected term of the plan. The expected life of bonus awards under the Performance Plan is assumed to be equivalent to the remaining contractual term based on the estimated service period including the service inception date of the plan participants and the contractual end of the Performance Plan.
Our estimates underlying the assumptions used in the Monte Carlo simulation valuation model are subject to risks and uncertainties and may change over time. Such changes could have a significant effect on our reported net losses in future periods. See “Note 12—Tangible Stockholder Return Plan” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for the significant assumptions used in estimating the fair value of the Performance Plan and see “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for our accounting policy pertaining to the fair value of financial instruments.
Stock Appreciation Rights
SARs that include cash settlement features are accounted for as liability-based awards pursuant to ASC 718 Compensation—Stock Compensation. The fair value of such SARs is estimated using a Black-Scholes option-pricing model on each financial reporting date using expected volatility, risk-free interest rate, expected life and fair value per share assumptions.
The fair value of each liability award is estimated with a valuation model that uses certain assumptions, such as the award date, expected volatility, risk-free interest rate, expected life of the award and fair value per share assumptions. Due to limited historical data, we estimate stock price volatility based on the actual volatility of comparable publicly traded companies over the expected term. In evaluating similarity, we considered factors such as industry, stage of life cycle, financial leverage, size and risk profile. The expected term for liability-based awards is the estimated contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the award. See “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report on Form 10-K for the significant assumptions used in estimating the fair value of SARs.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

NOVAN, INC.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Novan, Inc.
Morrisville, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Novan, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
Change in Accounting Principle
As discussed in Notes 1 and 8 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 upon adoption of Accounting Standards Codification (ASC) Topic 842, Leases, using the modified retrospective method.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
Raleigh, North Carolina
February 24, 2020

NOVAN, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$13,711	$8,194
Contracts and grants receivable	419	—
Deferred offering costs	49	49
Prepaid expenses and other current assets	1,545	1,107
Total current assets	15,724	9,350
Restricted cash	540	539
Intangible assets	75	75
Other assets	419	530
Property and equipment, net	10,506	15,868
Right-of-use lease assets	1,833	—
Total assets	$29,097	$26,362
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,602	$1,250
Accrued compensation	437	1,467
Accrued outside research and development services	1,013	563
Accrued legal and professional fees	616	498
Other accrued expenses	553	871
Deferred revenue, current portion	4,428	4,401
Research and development service obligation liability, current portion	3,088	—
Lease liabilities, current portion	1,162	11
Total current liabilities	12,899	9,061
Deferred revenue, net of current portion	7,076	2,566
Lease liabilities, net of current portion	5,100	10
Warrant liability	1,504	1,240
Research and development service obligation liability, net of current portion	727	—
Research and development funding arrangement liability, related party	25,000	—
Other long-term liabilities	578	289
Facility financing obligation	—	7,998
Total liabilities	52,884	21,164
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common stock $0.0001 par value; 200,000,000 shares authorized as of December 31, 2019 and 2018; 26,744,300 and 26,066,235 shares issued as of December 31, 2019 and 2018, respectively; 26,734,800 and 26,056,735 shares outstanding as of December 31, 2019 and 2018, respectively	3	3
Additional paid-in-capital	180,047	177,677
Treasury stock at cost, 9,500 shares as of December 31, 2019 and 2018	(155)	(155)
Accumulated deficit	(203,682)	(172,327)
Total stockholders' (deficit) equity	(23,787)	5,198
Total liabilities and stockholders’ (deficit) equity	$29,097	$26,362

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
License and collaboration revenue	$4,477	$5,982
Government research contracts and grants revenue	419	—
Research and development services revenue	—	9
Total revenue	4,896	5,991
Operating expenses:
Research and development	25,172	23,045
General and administrative	10,412	11,507
Total operating expenses	35,584	34,552
Operating loss	(30,688)	(28,561)
Other income (expense), net:
Interest income	177	297
Interest expense	(2)	(1,047)
Change in fair value of warrant liability	(264)	16,566
Other income, net	136	72
Total other income (expense), net	47	15,888
Net loss and comprehensive loss	$(30,641)	$(12,673)
Net loss per share, basic and diluted	$(1.17)	$(0.49)
Weighted-average common shares outstanding, basic and diluted	26,254,119	25,795,721

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2017	16,005,408	$2	$158,091	$(155)	$(159,654)	$(1,716)
Share-based compensation	—	—	2,139	—	—	2,139
Exercise of stock options	51,327	—	60	—	—	60
Common stock issued through public offering, net of underwriting discounts, warrants, commissions and offering costs	10,000,000	1	17,387	—	—	17,388
Net loss	—	—	—	—	(12,673)	(12,673)
Balance as of December 31, 2018	26,056,735	$3	$177,677	$(155)	$(172,327)	$5,198
Share-based compensation	—	—	1,188	—	—	1,188
Exercise of stock options	32,443	—	69	—	—	69
Adoption of new accounting standards (Note 1)	—	—	—	—	(714)	(714)
Liability-based awards reclassified to additional paid-in capital	—	—	366	—	—	366
Common stock issued pursuant to common stock purchase agreement	645,622	—	747	—	—	747
Net loss	—	—	—	—	(30,641)	(30,641)
Balance as of December 31, 2019	26,734,800	$3	$180,047	$(155)	$(203,682)	$(23,787)

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
Cash flow from operating activities:
Net loss	$(30,641)	$(12,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,033	1,664
Share-based compensation	1,838	2,204
Loss on disposal and write-offs of property and equipment	36	154
Change in fair value of warrant liability	264	(16,566)
Changes in operating assets and liabilities:
Contracts and grants receivable	(419)	—
Prepaid expenses and other current assets	(438)	(224)
Accounts payable	352	777
Accrued compensation	(1,030)	(701)
Accrued outside research and development services	450	(829)
Accrued legal and professional fees	159	132
Other accrued expenses	(397)	(615)
Deferred revenue	4,537	(1,610)
Advanced payment for research and development service obligation	12,000	—
Research and development service obligation liabilities	(8,185)	—
Other long-term assets and liabilities	(435)	(338)
Net cash used in operating activities	(19,876)	(28,625)
Cash flow from investing activities:
Purchases of property and equipment	(422)	(1,107)
Proceeds from the sale of property and equipment	—	49
Net cash used in investing activities	(422)	(1,058)
Cash flow from financing activities:
Proceeds from research and development funding arrangement	25,000	—
Proceeds from issuance of common stock, net of underwriting fees and commissions	747	35,625
Payments related to public offering costs	—	(321)
Proceeds from exercise of stock options	69	60
Payments on capital lease obligation	—	(11)
Net cash provided by financing activities	25,816	35,353
Net increase in cash, cash equivalents and restricted cash	5,518	5,670
Cash, cash equivalents and restricted cash as of beginning of period	8,733	3,063
Cash, cash equivalents and restricted cash as of end of period	$14,251	$8,733
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1,043
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$79	$—
Right of use assets obtained in exchange for lease liabilities	$1,827	$—
Liability-based awards reclassified to additional paid-in capital	$366	$—
Common stock issued for payment of commitment fee	$750	$—
Deferred offering costs reclassified to additional paid-in capital	$—	$431

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$13,711	$8,194
Restricted cash included in noncurrent assets	540	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,251	$8,733

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
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Additionally, each of the two reports of the Company’s independent registered public accounting firm on the Company’s consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018, respectively, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.
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
The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of December 31, 2019, the Company had an accumulated deficit of $203,682.

•
As described in Note 9—Stockholders’ Equity, in August 2019 the Company entered into a common stock purchase agreement (the “Aspire Common Stock Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement. The aggregate amount available to the Company through sales of common stock under the Aspire Common Stock Purchase Agreement is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of the Company’s outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17; and (ii) on any purchase date, the closing sale price of the Company’s common stock must be greater than or equal to $0.25. As of December 31, 2019, the Company had sold 300,000 shares of common stock at an average price of $2.49 per share under the Aspire Common Stock Purchase Agreement. As of January 31, 2020, the Company had sold an aggregate of 1,000,000 shares of common stock at an average price of $1.19 per share under the Aspire Common Stock Purchase Agreement. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, leads to a total of 1,345,622 shares issued to Aspire Capital under the Aspire Common Stock Purchase Agreement as of January 31, 2020.

•	As of December 31, 2019, the Company had a total cash and cash equivalents balance of $13,711.

The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company raise substantial doubt about its ability to continue as a going concern.
Based on its current cash flow forecast, the Company does not currently have sufficient cash and cash equivalents to continue its business operations beyond the early part of the second quarter of 2020. Therefore, the Company will need to raise substantial additional funding by the early part of the second quarter of 2020 in order to continue its operating activities and make further advancements in its drug development programs. There can be no assurance that the Company will be able to obtain additional capital on terms acceptable to the Company, on a timely basis or at all.
The failure of the Company to obtain sufficient funds on acceptable terms could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company needs and intends to secure additional capital from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, or through equity or debt financings. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of its assets, such as a sale of its dermatology platform assets, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to the Company. Under these circumstances, the Company may instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
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
Restricted Cash
Restricted cash as of December 31, 2019 and 2018 includes funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company. See Note 6—Research and Development Arrangements for a discussion of the restricted cash presentation associated with the Ligand Funding Agreement during interim reporting periods in 2019.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and these deposits may at times be in excess of insured limits.
Contracts and Grants Receivable
The Company carries its contracts and grants receivable net of an allowance for doubtful accounts. All receivables or portions thereof that are deemed to be uncollectible or that require excessive collection costs are written off to the allowance for doubtful accounts when it is probable that the receivable is unrecoverable. The Company actively reviews and evaluates its contracts and grants receivable, but no allowance for doubtful accounts has been considered necessary as of December 31, 2019. Actual results could differ from the estimates that were used. The Company did not have a contracts and grants receivable balance as of December 31, 2018.
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
Impairment of Long-Lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for an amount by which the carrying amount of the asset exceeds the fair value of the asset. There were no impairments of long-lived assets during the years ended December 31, 2019 and 2018.

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
The Company’s revenue also includes research revenue earned under contracts and grants with Federal government agencies, which relates to the research and development of its nitric oxide platform.
Government research contracts and grants revenue. Under the terms of the contracts and grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected from funding sources are recorded as contracts and grants receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by the Company with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants. See Note 5—Revenue Recognition for information regarding two government grants the Company received in the third quarter of 2019.
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
Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts payable and accrued liabilities as of December 31, 2019 and 2018 approximated their fair values due to the short-term nature of these items.
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
The Company did not record a federal or state income tax benefit for the years ended December 31, 2019 and 2018 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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
The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. As of December 31, 2019 and 2018, the Company accrued no interest and penalties related to uncertain tax positions.
Tax years 2016-2018 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2016 are also open to examination to the extent of loss and credit carryforwards from those years.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2019 and 2018, comprehensive loss was equal to net loss.
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the years ended December 31, 2019 and 2018 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	December 31,
	2019	2018
Warrants to purchase common stock associated with January 2018 public offering (Note 10)	10,000,000	10,000,000
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	1,663,803	1,671,666
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	1,000,000	—
Inducement options outstanding (Note 11)	125,500	100,500
Segment and Geographic Information
The Company has determined that it operates in one segment. The Company uses its nitric oxide-based technology to develop product candidates. The Chief Executive Officer (“CEO”), who is the Company’s chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has only had limited revenue since its inception, but substantially all revenue was derived from licensing agreements originating in the United States. All of the Company’s long-lived assets are maintained in the United States.
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $4,477, or approximately 91% of total revenue during the year ended December 31, 2019, and $5,982, or 100% of total revenue during the year ended December 31, 2018.
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
Accounting Pronouncements Being Evaluated
In August 2018, the FASB issued ASU No. 2018-13 Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is intended to improve the effectiveness of disclosure requirements on fair value measurements in Topic 820. The new standard modifies certain disclosure requirements and will be effective for annual reporting periods beginning after December 15, 2019. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-17 Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This guidance is intended to improve the accounting for variable interest entities and whether the entity should be consolidated. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18 Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This guidance is intended to reduce diversity in practice and clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU provided guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. The new guidance is not expected to have a material impact on the Company’s consolidated financial statements.
In December 2019, the FASB issued ASU No. 2019-12 Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.
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
Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the U.S. and foreign patents and patent applications exclusively licensed to the Company from UNC under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the years ended December 31, 2019 and 2018.
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
Upon execution of the KNOW Bio Amendments, in exchange for the Oncovirus Field rights, the Company paid a non-refundable upfront payment of $250. Products the Company develops in the Oncovirus Field based on Nitricil will not be subject to any further milestones, royalties or sublicensing payment obligations to KNOW Bio under the KNOW Bio Amendments. However, if the Company develops products in the Oncovirus Field that incorporate a certain nitric oxide-releasing composition specified in the KNOW Bio Amendments and (i) are covered by KNOW Bio patents or (ii) materially use or incorporate know-how of KNOW Bio or the Company related to such composition that was created between December 29, 2015 and December 29, 2018, the Company would be obligated to make the certain contingent milestone and royalty payments to KNOW Bio under the KNOW Bio Amendments.
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
Note 3: Research and Development Licenses
The Company has entered into various licensing agreements with universities and other research institutions under which the Company receives the rights, and in some cases substantially all of the rights, of the inventors, assignees or co-assignees to produce and market technology protected by certain patents and patent applications. The Company’s primary license agreement is with UNC and has been described in further detail within the subsection below. The counterparties to the Company’s various other licensing agreements are the University of Akron Research Foundation, Hospital for Special Surgery, Strakan International S.a.r.l., which is a licensee of the University of Aberdeen, KIPAX AB and KNOW Bio. The Company is generally required to make milestone payments based on development milestones and will be required to make royalty payments based on a percentage of future sales of covered products or a percentage of sublicensing revenue. Costs to acquire rights under license agreements and pre-commercialization milestone payments are classified as research and development expenses in the consolidated statements of operations. Research and development expense recognized in connection with the incurrence of such costs totaled zero and $20 during the years ended December 31, 2019 and 2018, respectively.
The Company is generally required by the various licensing agreements to reimburse the licensor for certain legal and other patent related costs. These costs are expensed as incurred and are classified as general and administrative expenses in the consolidated statements of operations. General and administrative expense recognized in connection with the incurrence of such costs totaled $93 and $74 during the years ended December 31, 2019 and 2018, respectively.
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

Note 4: Licensing Arrangements
Sato License Agreement
Significant Terms
On January 12, 2017, the Company entered into a license agreement, and related first amendment, with Sato Pharmaceutical Co., Ltd. (“Sato”), relating to SB204, its drug candidate for the treatment of acne vulgaris in Japan (the “Sato Agreement”). Pursuant to the Sato Agreement, the Company granted to Sato an exclusive, royalty-bearing, non-transferable right and license under certain of the Company’s intellectual property rights, with the right to sublicense with the Company’s prior written consent, to develop, use and sell products in Japan that incorporate SB204 in certain topical dosage forms for the treatment of acne vulgaris, and to make the finished form of such products.
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

The term of the Amended Sato Agreement (and the period during which Sato must pay royalties under the amended license agreement) expires on the twentieth anniversary of the first commercial sale of a licensed product in the licensed field in the licensed territory (adjusted from the tenth anniversary of the first commercial sale in the license agreement). The term of the Amended Sato Agreement may be renewed with respect to a licensed product by mutual written agreement of the parties for additional two-year periods following expiration of the initial term. All other material terms of the license agreement remain unchanged by the Sato Amendment.

Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. The Company is obligated to perform certain oversight, review and supporting activities for Sato, including: (i) using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the U.S; (ii) sharing all future scientific information the Company may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206; (iii) performing certain additional preclinical studies if such studies are deemed necessary by the Japanese regulatory authority, up to and not to exceed a total cost of $1,000; and (iv) participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, the Company has granted Sato the option to use the Company’s trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the Company’s approval of such use.
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
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to December 31, 2019, or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:

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

The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2018	$17,790	$24,757	$6,967

December 31, 2019	$8,974	$20,478	$11,504

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2018	$4,401	$2,566	$6,967

December 31, 2019	$4,428	$7,076	$11,504
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset).
The change in the net deferred revenue balances during the year ended December 31, 2019 was associated with the receipts of the second and third installment payments of 0.5 billion JPY (approximately $4,460 USD), and 0.5 billion JPY (approximately $4,554 USD), respectively, and recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue). During the years ended December 31, 2019 and 2018, the Company recognized $4,477 and $5,982, respectively, in license and collaboration revenue under this agreement.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of December 31, 2019 and therefore, is currently fully constrained and excluded from the transaction price.
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
Prior to the Sato Amendment, the Company estimated the Sato Agreement development timeline for the SB204 product candidate to be approximately 5 years, starting in February 2017 and completing in the first quarter of 2022. With the Amended Sato Agreement, the Company and Sato are now developing both the SB204 and SB206 product candidates for the Japan territory. The parties continue to work collaboratively to reach agreement, but have not yet reached agreement, with respect to the combined SB204 and SB206 development plan for the Japan territory, including a corresponding timeline and estimated duration for the combined development program. The Company’s current estimated timeline is 7.5 years, starting in February 2017 and completing in the third quarter of 2024. The Company monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. The Company expects to reassess the estimated performance period during the first quarter of 2020, as the Company considers how the combined SB204 and SB206 development program timeline in Japan may potentially be affected by various factors, including (i) the recent results from the Company’s SB206 Phase 3 trials in the U.S., including but not limited to top-line efficacy results announced in January 2020, (ii) the Company’s plans and timelines for potential further clinical development of SB206 in the U.S., which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (iii) the Company’s in-house drug manufacturing capabilities and the progression of the Company’s manufacturing technology transfer projects with third-party contract manufacturing organizations. Therefore, if the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
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

The Company has also accrued certain fees that it will pay to the third party and to UNC in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2019, the Company had recorded capitalized contract acquisition costs of $533 in other assets and had accrued $230 in the accompanying balance sheet. For the years ended December 31, 2019 and 2018 the Company paid fees totaling $228 and $111, respectively.
Performance Obligations under the Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of December 31, 2019 was $11,504. The Company expects to recognize approximately 22% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Sato Agreement that are contingent upon future sales.
Government Contracts and Grant Revenue
The Company assessed the following Federal grants in accordance with Topic 958 and concluded that both represent conditional non-exchange transactions.
In August 2019, the Company received a Phase 1 Federal grant of approximately $223 from the National Institutes of Health. The funds are to be used to advance formulation development of a nitric oxide-containing intravaginal gel (WH602) designed to treat high-risk human papilloma virus (“HPV”) infections that can lead to cervical intraepithelial neoplasia (“CIN”). The specific focus is to ensure the nitric oxide delivery from the gel replicates doses of nitric oxide previously demonstrated to be effective against HPV in the Company’s clinical and in vitro studies. Upon completion of grant Phase 1 preclinical work, the Company may be eligible to receive further awards for Phase 2 and 3 extensions under this grant. Revenue recognized under this grant was $83 during the year ended December 31, 2019.
In September 2019, the Company received a grant from the U.S. Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant will support the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant will support the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $336 during the year ended December 31, 2019.
Research and Development Services to KNOW Bio
The Company entered into a services agreement with KNOW Bio (the “KNOW Bio Services Agreement”) during 2017 and provided research and development services on a fee-for-service basis. After assessing revenue according to the five-step model of ASC 606, the Company determined that contract research and development services revenue should be recognized in the period in which the services are performed. During the year ended December 31, 2018, the Company recognized $9 in research and development services revenue for services performed under the KNOW Bio Services Agreement. There was no research and development services revenue recognized during the year ended December 31, 2019.
Note 6: Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, the Company entered into a royalty and milestone payments purchase agreement (the “Purchase Agreement”) with Reedy Creek Investments LLC (“Reedy Creek”), pursuant to which Reedy Creek provided funding to the Company in an initial amount of $25,000, which the Company will use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third party arrangements) activities for SB206, a topical anti-viral gel being developed for the treatment of molluscum contagiosum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis. Reedy Creek was to provide additional funding to the Company of $10,000 contingent upon the achievement by the Company of SB206 clinical trial success, defined as (i) the achievement, no later than March 31, 2020, of statistically significant rates of complete clearance of lesions for molluscum contagiosum in humans at week 12 in each of the two Phase 3 clinical trials or any other primary endpoint required or accepted by the FDA for the SB206 product; or (ii) equivalent achievement (as agreed upon by the parties). See Note 16—Subsequent Events regarding the January 2020 announcement of top-line results from two pivotal Phase 3 clinical trials of SB206 for the treatment of molluscum contagiosum. SB206 did not achieve statistically significant results in the primary endpoint in both trials, which was the complete clearance of all molluscum lesions at Week 12. Based on the top line efficacy results from the Phase 3 SB206 program released in January 2020, the Company understands that Reedy Creek will not be paying the Company the contingent $10,000 of additional funding.
Pursuant to the Purchase Agreement, the Company will pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by the Company pursuant to any out-license agreement for SB204, SB206 or SB414 in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by the Company to third parties pursuant to any agreements under which the Company has in-licensed intellectual property with respect to such products in the United States, Mexico or Canada. The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by the Company pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB204 and SB414. However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by the Company (but not royalty payments received by the Company) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If the Company decides to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, the Company will be obligated to pay Reedy Creek a low single digits royalty on net sales of such products.
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
Pursuant to the Funding Agreement, the Company will pay Ligand up to $20,000 in milestone payments upon the achievement by the Company of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the active pharmaceutical ingredient for the Company’s clinical stage product candidates, for the treatment of molluscum contagiosum. In addition to the milestone payments, the Company will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of such products in the United States, Mexico or Canada.
The Company has determined that the Ligand transaction is within the scope of ASC 730-20 as it represents an obligation to perform contractual services for the development of SB206 using commercially reasonable efforts. In addition, the Funding Agreement also states that if all development of SB206 is ceased prior to the first regulatory approval, the Company must pay to Ligand an amount equal to the purchase price less the amount spent in accordance with the development budget on development activities conducted prior to such cessation. As such, the Company has concluded that the appropriate accounting treatment under ASC 730-20 is to record the initial proceeds of $12,000, as a liability and as restricted cash on its consolidated balance sheet, as the funds can only be used for the progression of SB206.
The Company amortizes the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs incurred by the Company during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the U.S. The ratable Ligand funding is presented within the consolidated statement of operations as an offset to research and development expenses associated with the SB206 program. During the first quarter of 2020, the Company expects to reassess the estimated total cost to progress the SB206 program to a U.S. regulatory approval, as the Company considers how such estimated costs may potentially be affected by various factors, including (i) the recent results from the Company’s SB206 Phase 3 trials in the U.S., including but not limited to top-line efficacy results announced in January 2020, (ii) the Company’s plans and timelines for potential further clinical development of SB206 in the U.S., which is subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, and (iii) the Company’s in-house drug manufacturing capabilities and the progression of the Company’s manufacturing technology transfer projects with third-party contract manufacturing organizations.
The initial restricted cash balance was also reduced ratably during interim reporting periods in 2019 in a manner consistent with the amortization method for the Ligand funding liability balance. As of December 31, 2019, the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12,000 purchase price, causing the aforementioned repayment provision provided for in the Funding Agreement to no longer be enforceable. Therefore, the Company reported no restricted cash balance related to the Funding Agreement, as of December 31, 2019 in its consolidated balance sheet.
For the year ended December 31, 2019, the Company recorded $8,185 as contra-research and development expense related to the SB206 developmental program, funded by Ligand.

Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
	2019	2018
Computer equipment	$575	$577
Furniture and fixtures	305	312
Laboratory equipment	7,898	7,442
Office equipment	339	400
Building related to facility lease obligation	—	10,557
Leasehold improvements	7,068	1,168
Property and equipment, gross	16,185	20,456
Less: Accumulated depreciation and amortization	(5,679)	(4,588)
Total property and equipment, net	$10,506	$15,868
Depreciation and amortization expense was $2,033 and $1,664 for the years ended December 31, 2019 and 2018, respectively.
See Note 1—Organization and Significant Accounting Policies and Note 8—Commitments and Contingencies regarding the adoption of Topic 842, Leases, and its impact to property and equipment, net for the year ended December 31, 2019.
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
The Company considered the nature of the renovations and the Company’s involvement during the construction period of previously leased office space to determine if it was considered to be the owner of the construction project during the construction period. If the Company determined that it was the owner of the construction project, it was required to capitalize the fair value of the building as well as the construction costs incurred, including capitalized interest, on its consolidated balance sheet along with a corresponding financing liability (“build-to-suit accounting”). Upon completion of the construction of the facility under a build-to-suit lease, the Company assessed whether the circumstances qualified for sales recognition under the sale-leaseback accounting guidance. If the lease met the sale-leaseback criteria, the Company would remove the asset and related financial obligation from the balance sheet and evaluate the lease for treatment as a capital or operating lease. If upon completion of construction, the project did not meet the sale-leaseback criteria, the leased property was treated as an asset financing for financial reporting purposes. The portion of the facility financing obligation representing the principal that was to be repaid in the following 12 months was classified as a current liability in the consolidated balance sheets, with the remaining portion of the obligation classified as a noncurrent liability.
Beginning January 1, 2019, the Company applies the accounting guidance in ASC 842, Leases. As such, the Company assesses all arrangements, that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, the Company determines the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease the Company: (i) identifies lease and non-lease components; (ii) determines the consideration in the contract; (iii) determines whether the lease is an operating or financing lease; and (iv) recognizes lease ROU assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset. The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company’s operating lease liabilities as of December 31, 2019 was 9.85%. The weighted average remaining lease term for the Company’s operating leases as of December 31, 2019 was 6.50 years.
Primary Facility Lease
In August 2015, the Company entered into a lease agreement for approximately 51,000 rentable square feet of facility space in Morrisville, North Carolina, commencing in April 2016 (the “Primary Facility Lease”). The initial term of the Primary Facility Lease extends through June 30, 2026. The Company has an option to extend the Primary Facility Lease by five years upon completion of the initial lease term, however, the renewal period was not included in the calculation of the lease obligation. Current contractual base rent payments are $95 per month, subject to a three percent increase annually over the term of the Primary Facility Lease.
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
The Company had recorded an asset related to the building and construction costs within property and equipment of $10,557 as of December 31, 2018. The non-current facility lease obligation on the Company’s consolidated balance sheet was $7,998 as of December 31, 2018. During the year ended December 31, 2018, the Company recognized interest expense related to the primary facility lease of $1,044 and there was $41 of accrued interest included in other accrued expenses as of December 31, 2018
The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective transition method and initially applied the transition provisions as of January 1, 2019. This transition method allowed the Company to continue to apply the legacy guidance in ASC 840 for periods prior to 2019 and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the date of adoption.
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
The Company has elected to separate lease components (fixed rent payments) with non-lease components (common-area maintenance costs) on its real estate assets. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within our consolidated statements of operations. The Company has elected the short-term lease exemption and, therefore, does not recognize a ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.
Rent expense, including both short-term and variable lease components associated with the primary facility lease, was $880 and $308 for the years ended December 31, 2019 and 2018, respectively.
The Company’s supplemental non-cash disclosure for its ROU assets obtained in exchange for lease liabilities was $1,827 for the year ended December 31, 2019.

At December 31, 2019, maturities of operating lease liabilities over each of the next five years and thereafter are as follows:

Operating Leases
2020	$1,215
2021	1,241
2022	1,278
2023	1,317
2024	1,356
Thereafter	2,111
Total minimum lease payments	$8,518
Less imputed interest	$(2,256)
Total lease liability	$6,262
Primary Facility Sublease
In July 2018, the Company and a third-party tenant commenced a sublease of approximately 6,400 square feet of office space at the Company’s headquarters. The sublease has a three-year, non-cancellable term and provides for monthly rental income to the Company of approximately $12 per month through July 2021. The Company has classified the sublease as an operating lease pursuant to classification criteria in ASC 842 and is recognizing the rental income on a straight-line basis over the lease term as a component of other income and expense in the Company’s consolidated statements of operations and comprehensive loss. In October 2019, the Company executed a termination agreement with the subtenant for this sublease, with an effective date of December 31, 2019.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of December 31, 2019.
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

Compensatory Obligations
In conjunction with the departures of three former Company officers in 2019 and 2018, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized related severance expense of $878 and $332 during the years ended December 31, 2019 and 2018, respectively. The remaining accrued severance obligation in respect of the three former officers was $33 as of December 31, 2019, which is included in accrued compensation in the accompanying consolidated balance sheet. The Company also recognized non-cash stock compensation expense of $212 during the year ended December 31, 2018, respectively, related to the accelerated vesting of the former officers’ stock options. There was no non-cash stock compensation expense in relation to these departures during the year ended December 31, 2019.
In November 2018, the Company realigned its overall employee headcount to reduce certain fixed costs. The Company recognized related severance expense of $67 and $196 during the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, severance costs of $52 were accrued in the accompanying consolidated balance sheet.
See “Note 11—Share-Based Compensation” regarding the SARs granted in August 2018.
See “Note 12—Tangible Stockholder Return Plan” regarding the Tangible Stockholder Return Plan adopted in August 2018.
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
As of December 31, 2019, the Company has sold 300,000 shares of common stock at an average price of $2.49 per share under the Aspire Common Stock Purchase Agreement. The Company has remaining availability for sales of its common stock under the Aspire Common Stock Purchase Agreement, subject to the limitations described above, of up to $24,253 as of December 31, 2019.
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
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of December 31, 2019 and 2018. There were 26,734,800 and 26,056,735 shares of common stock outstanding as of December 31, 2019 and 2018, respectively.

The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2019	2018
Outstanding stock options (Note 11)	1,789,303	1,671,666
Warrants to purchase common stock issued in January 2018 Offering	10,000,000	10,000,000
Outstanding stock appreciation rights (Note 11)	1,000,000	—
For possible future issuance under 2016 Stock Plan (Note 11)	388,463	699,376
	13,177,766	12,371,042
Related Party Stock Repurchase
In April 2016, the Company repurchased 9,500 shares of common stock for an aggregate price of $155 from an executive of the Company who was also a member of the Company’s board of directors at that time. The repurchase of these shares is recorded as treasury stock on the Company’s consolidated balance sheet as of December 31, 2019 and 2018.
Preferred Stock
The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of December 31, 2019 and 2018.
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
There were no exercises of warrants during the year ended December 31, 2019. The following table presents the Company’s warrant liability measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	December 31, 2019
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$1,504	$1,504
Total liabilities at fair value	$—	$—	$1,504	$1,504

	December 31, 2018
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Liabilities:
Warrant liability	$—	$—	$1,240	$1,240
Total liabilities at fair value	$—	$—	$1,240	$1,240
The fair value of the common stock warrants is estimated using a valuation model that approximates a Monte Carlo simulation model, which takes into consideration the probability of a fundamental transaction occurring during the contractual term of the warrants. This valuation model, which includes inputs classified as Level 3 in the fair value hierarchy, estimated a fair value of $0.15 and $0.12 per common stock warrant as of December 31, 2019 and 2018, respectively. The fair value of warrants falls within Level 3 of the hierarchy as there is currently no active trading market. The inputs to the valuation model that approximates a Monte Carlo simulation model are presented below.

	December 31,
	2019	2018
Estimated dividend yield	—	—
Expected volatility	100% - 101.73%	77.74%-100%
Risk-free interest rate	1.58%	2.46%
Expected term (years)	2.03	3.02
Fair value per share of common stock underlying the warrant	$0.86	$0.83
Warrant exercise price	$4.66	$4.66
Due to the Company’s limited historical stock price data, the Company estimates stock price volatility based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected life of the warrant.
The increase in fair value of the warrants of $264 and decrease in fair value of the warrants of $16,566 for the years ended December 31, 2019 and 2018, respectively, are included as components of other income and expense in the Company’s consolidated statements of operations and comprehensive loss. The change in the warrant liability and the corresponding unrealized loss/gain recognized during the years ended December 31, 2019 and 2018, respectively, is primarily due to the fluctuations in the market price of the Company’s underlying common stock from the date of issuance, in addition to fluctuations in the other valuation model inputs.

The following table summarizes the change in the fair value of the warrant liability, which is valued using significant unobservable Level 3 inputs, for the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Beginning Balance	$1,240	$—
Issuance	$—	$17,806
Revaluations Included In Earnings	$264	$(16,566)
Exercises	$—	$—
Expirations	$—	$—
Ending Balance	$1,504	$1,240
Note 11: Share-Based Compensation
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
2016 Stock Plan
Effective September 20, 2016 (the “Effective Date”), the Company adopted the 2016 Incentive Award Plan (the “2016 Plan”). The 2016 Plan is the successor to the 2008 Plan. As of the Effective Date, no additional awards will be granted under the 2008 Plan, but all stock awards granted under the 2008 Plan prior to the Effective Date will remain subject to the terms of the 2008 Plan. Any shares associated with stock awards previously granted under the 2008 Plan that are forfeited subsequent to the Effective Date of the 2016 Plan are not eligible for future issuance under the 2016 Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2016 Plan. The 2016 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) SARs, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. Eligible plan participants include employees, directors, and consultants. An aggregate of 833,333 shares of the Company’s common stock were initially available for issuance under awards granted pursuant to the 2016 Plan, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market.
On June 5, 2017, the Company’s stockholders approved an amendment to the 2016 Plan to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2016 Plan by an additional 1,200,000 shares. All other material terms of the 2016 Plan otherwise remained unchanged.
On July 31, 2019, the Company’s stockholders approved an amendment to the 2016 Plan (“the 2016 Plan Amendment”), to increase the number of shares reserved under the 2016 Plan by 1,000,000 and to increase the award limit on the maximum aggregate number of shares of the Company’s common stock that may be granted to any one person during any calendar year from 250,000 to 1,000,000 shares of the Company’s common stock. All other material terms of the 2016 Plan otherwise remain unchanged.
As of December 31, 2019, there were 388,463 shares available for future issuance under the 2016 Plan.
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
Stock Appreciation Rights
On August 8, 2018, the Company entered into an employment agreement with G. Kelly Martin (the “Martin Employment Agreement”). The Martin Employment Agreement provided for 1,000,000 SARs (the “Martin SAR Award”) granted on a contingent basis that would have been irrevocably forfeited and voided in full if the Company had failed to obtain stockholder approval for the 2016 Plan Amendment. If such approval had not been obtained, the Company would have been required to pay

Mr. Martin the cash equivalent of the value of the SARs. Following stockholder approval of the 2016 Plan Amendment, the SARs detailed within the Martin Employment Agreement were no longer considered to be granted on a contingent basis.
The SARs entitle Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of the Company’s common stock on the date of exercise less the exercise price of $3.80 per share. The SARs will be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remains continuously employed with the Company through such date unless vesting is otherwise expressly accelerated pursuant to the Martin SAR Award.
Due to the contingent nature of the SAR grant, prior to stockholder approval on July 31, 2019, these share-based payment awards were classified as liabilities and the amount of compensation cost recognized was based on the fair value of those liabilities. The corresponding obligation was recorded within other long-term liabilities on the Company’s consolidated balance sheet at the estimated fair value on the date of issuance and was re-valued each subsequent reporting period with adjustments to the fair value recognized as share-based compensation expense in the consolidated statements of operations.
As the Company has the sole discretion to settle any awards with cash, common stock or a combination of both, subsequent to stockholder approval as of July 31, 2019, the SARs were reclassified from liability to equity-based awards at fair value and reclassified to additional paid-in capital. The fair value of the SARs was estimated using the Black-Scholes option pricing model on the July 31, 2019 remeasurement date. The reclassification from other long-term liabilities to additional paid-in capital in the consolidated balance sheet was $366 as of July 31, 2019.
The fair value of the SARs was estimated using the Black-Scholes option-pricing model for the respective periods, using the following assumptions:

	July 31, 2019	December 31, 2018
Estimated dividend yield	—	—
Expected volatility	115.82%	86.71%
Risk-free interest rate	2.07%	2.63%
Expected term (years)	0.51	1.09
Fair value per share of common stock underlying the SAR	$2.66	$0.83
SAR exercise price	$3.80	$3.80
During the years ended December 31, 2019 and 2018, the Company recorded employee share-based compensation expense related to the SARs of $507 and $8, respectively. As of December 31, 2019, total unrecognized compensation expense related to non-vested SARs was $33, which is expected to be fully recognized by the February 1, 2020 vesting date.
As described in Note 16—Subsequent Events, on February 1, 2020, the fair market value of our common stock was $0.52 per share. As a result, the SARs expired unexercised and 1,000,000 shares became available for grant under the 2016 Plan.
Inducement Grants
During the years ended December 31, 2019 and 2018, the Company awarded nonstatutory stock options to purchase shares of common stock to newly-hired employees, not previously employees or directors of the Company, as inducements material to the individuals’ entering into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4) (the “Inducement Grants”). On May 31, 2018, the Company awarded 100,500 Inducement Grants with an exercise price of $3.15 per share, and on September 6, 2019, the Company awarded 25,000 Inducement Grants with an exercise price of $2.62 per share. The Inducement Grants were awarded outside of the Company’s 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with the Company’s 2016 Plan and vest over three years, subject to the employee’s continued service as an employee or consultant through the vesting period.

Stock Compensation Expense
During the years ended December 31, 2019 and 2018, the Company recorded employee share-based compensation expense of $1,838 and $2,204, respectively. Total share-based compensation expense included in the consolidated statements of operations is as follows:

	Year Ended December 31,
	2019	2018
Research and development	$710	$1,144
General and administrative	1,128	1,060
	$1,838	$2,204
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, and the following weighted average assumptions:

	Year Ended December 31,
	2019	2018
Estimated dividend yield	0.00%	0.00%
Expected volatility	102.14%	81.73%
Risk-free interest rate	1.87%	2.75%
Expected life of options (in years)	5.20	5.68
Weighted-average fair value per share	$1.77	$2.06
Stock option activity for the periods indicated is as follows:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2017	1,023,378	1,399,484	$7.17
Additional shares reserved under plan	—	—
Options granted	(626,757)	727,257	2.97
Options forfeited	302,755	(403,748)	7.61
Options exercised	—	(51,327)	1.16
Options outstanding as of December 31, 2018	699,376	1,671,666	$5.42
Options granted	(633,030)	658,030	2.36
Options forfeited	322,117	(507,950)	7.07
Options exercised	—	(32,443)	2.12
Options outstanding as of December 31, 2019	388,463	1,789,303	$3.89	8.03	$638
Vested and expected to vest as of December 31, 2018		1,585,689	$5.53	8.11	$2
Exercisable as of December 31, 2018		1,007,870	$6.58	7.54	$2
Vested and expected to vest as of December 31, 2019		1,731,437	$3.94	7.99	$597
Exercisable as of December 31, 2019		1,032,801	$4.81	7.20	$190
The total intrinsic value of options exercised during the years ended December 31, 2019 and 2018 was $15 and $95, respectively.
As of December 31, 2019 and 2018, total unrecognized compensation expense related to non-vested stock options was $965 and $1,036, respectively, which is expected to be recognized over a weighted average period of 0.99 and 1.79 years, respectively.

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
For purposes of determining whether a share price target has been met, the share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications or similar events. In the event of a change in control, as defined in the Performance Plan, during the term of the Performance Plan, a performance bonus pool will become due and payable to participants on a pro rata basis, as calculated and determined by the compensation committee based upon the Company’s progress toward the share price target as of the date of the change in control and subject to adjustment by the compensation committee as permitted under the Performance Plan.
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
The fair value of obligations under the Performance Plan are estimated using a Monte Carlo simulation approach. The Company’s common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. Expected stock price volatility is based on the actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the plan. The fair value of the underlying common stock is the published closing market price on the Nasdaq Global Market as of each reporting date, as adjusted for significant results, as necessary. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the plan. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the plan. The expected life of bonus awards under the Performance Plan is assumed to be equivalent to the remaining contractual term based on the estimated service period including the service inception date of the plan participants and the contractual end of the Performance Plan.
The fair value of the Performance Plan is estimated at each financial reporting date using the Monte Carlo simulation model and the following assumptions:

	December 31,
	2019	2018
Estimated dividend yield	—	—
Expected volatility	128.30%	87.19%
Risk-free interest rate	1.53%	2.47%
Expected term (years)	2.17	3.17
Fair value per share of common stock underlying the Performance Plan	$0.86	$0.83
During the years ended December 31, 2019 and 2018, the Company recorded employee share-based compensation expense related to the Performance Plan of $291 and $57, respectively.
Note 13: Income Taxes
There was no income tax benefit recognized for the years ended December 31, 2019 and 2018 due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits from the Company’s losses and other net deferred tax assets. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The reasons for the difference between actual income tax benefit for the years ended December 31, 2019 and 2018, and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Year Ended December 31,
	2019	2018

Income tax benefit at federal statutory rate	$(6,435)	$(2,661)
State income taxes, net of federal benefit	(582)	(570)
Non-deductible expenses	193	154
Federal rate impact	—	—
Change in fair value of warrants	56	(3,479)
Research and development tax credits	(1,225)	(1,254)
Other	330	380
Change in valuation allowance	7,663	7,430
Total income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2019	2018
Deferred tax assets:
Accrued compensation	$13	$184
Accrued liabilities	235	149
Tax loss carryforwards	38,042	37,986
Intangible assets	268	286
Share-based compensation	666	814
Tax credits	8,141	6,917
Facility financing lease obligation	—	1,847
Research and development service obligation	6,620	—
Right-of-use lease liabilities	1,436	—
Deferred revenue	572	588
Other	54	10
Total deferred tax assets	56,047	48,781
Less valuation allowance	(54,430)	(46,604)
Net deferred tax asset	1,617	2,177
Deferred tax liabilities:
Fixed assets	(1,014)	(2,032)
Right-of-use lease assets	(421)	—
Other	(182)	(145)
Net noncurrent deferred tax asset (liability)	$—	$—
In December 2017, the Tax Cuts and Jobs Act, or TCJA, was signed into law. Among other things, the TCJA permanently lowers the corporate federal income tax rate to 21% from the existing maximum rate of 35%, effective for tax years including or commencing January 1, 2018. Based on provisions of the TCJA, the Company remeasured its deferred tax assets and liabilities to reflect the lower statutory tax rate, which resulted in a provision of $18,894 to income tax expense. However, there is no impact to the Company’s effective tax rate because a corresponding and offsetting reduction was made in the valuation allowance. The other provisions of the TCJA did not have a material impact on the consolidated financial statements. The Company’s deferred tax remeasurement was complete and all tax effects of the TCJA were reflected in the Company’s income tax provision for the year ended December 31, 2019.
As of December 31, 2019, the Company had federal and state net operating loss carryforwards of $165,623 and $165,115, respectively. The net operating loss carryforwards begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. As of December 31, 2019, the Company had government research and development tax credits of approximately $8,141 to offset future federal taxes which begin to expire in 2028.
The Company had no unrecognized tax benefits as of December 31, 2019 and 2018. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2016-2018 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2016 are also open to examination to the extent of loss and credit carryforwards from those years.
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

Note 14: Retirement Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company has made discretionary matching contributions, up to 3% of gross wages, during 2019 and 2018. The Company contributed $160 and $208, for the years ended December 31, 2019 and 2018, respectively.
Note 15: Related Party Transactions
Members of the Company’s board of directors held 1,002,776 and 782,083 shares of the Company’s common stock as of December 31, 2019 and 2018, respectively.
Malin Corporation
In June 2017, G. Kelly Martin was appointed as the Company’s Interim CEO before being named as the Company’s CEO in April 2018. Mr. Martin continued to serve as a member of the Company’s board of directors following his appointment as Interim CEO and continued to serve as chief executive officer of Malin Corporation plc (“Malin”) until October 1, 2017. Malin is the parent company of Malin Life Sciences Holdings Limited, which beneficially owns approximately 10% of the Company’s outstanding common stock.
See Note 16—Subsequent Events regarding the Company’s CEO transition in February 2020.
Two of the Company’s directors during 2018 were also affiliated with Malin. Sean Murphy, who resigned from the Company’s board in September 2018, was an executive officer and a director of Malin, and an executive vice president of Malin Corporation plc. In addition, Robert A. Ingram, the Company’s executive chairman of the board, was also a director of Malin Corporation plc until July 2018.
Cilatus BioPharma
In August 2019, Malin completed the sale of its former subsidiary, Cilatus BioPharma AG (“Cilatus”). Prior to this disposition, Cilatus was majority-owned by Malin. During the nine months ended September 30, 2019 and the year ended and December 31, 2018, respectively, the Company incurred costs of $250 and $601 in relation to a development and manufacturing consulting agreement with Cilatus. These costs were expensed as incurred and are classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.
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
Note 16: Subsequent Events
Reedy Creek
In accordance with the Purchase Agreement with Reedy Creek, Reedy Creek was to provide $10,000 of additional funding contingent upon the Company’s achievement of the primary endpoints in each of the two SB206 clinical trials no later than March 31, 2020. On January 2, 2020, the Company announced top-line results from two pivotal Phase 3 clinical trials of SB206 for the treatment of molluscum contagiosum. SB206 did not achieve statistically significant results in the primary endpoint in both trials, which was the complete clearance of all molluscum lesions at Week 12. Based on such results, the Company understands that Reedy Creek will not be providing the Company with the contingent $10,000 of additional funding.

Chief Executive Officer Transition
In December 2019 the Company announced that Paula Brown Stafford, the Company’s President and Chief Operating Officer, would succeed G. Kelly Martin as CEO, effective February 2, 2020. Mr. Martin had a fixed term employment contract that expired on February 1, 2020, and completed his service as CEO after fulfilling his term. Mr. Martin also stepped off the Board of Directors, effective February 3, 2020. Ms. Stafford remains a member of the Board of Directors.
Board of Directors
On January 29, 2020, Dr. Eugene Sun, one of the members of the Company’s board of directors, notified the Company of his resignation from the board and any committees thereof, effective January 29, 2020.
Stock Appreciation Rights
As described in Note 11—Share-Based Compensation, on August 8, 2018, the Company entered into the Martin Employment Agreement with G. Kelly Martin. The Martin Employment Agreement provided for 1,000,000 SARs and entitled Mr. Martin to a payment (in cash, shares of common stock or a combination of both) equal to the fair market value of one share of the Company’s common stock on the date of exercise less the exercise price of $3.80 per share. The SARs were to be deemed automatically exercised and settled as of February 1, 2020, provided Mr. Martin remained continuously employed with the Company through such date unless vesting was otherwise expressly accelerated pursuant to the Martin SAR Award. The SARs vested in full on February 1, 2020. On February 1, 2020, the fair market value of our common stock was $0.52 per share, and as such, the SARs expired unexercised and 1,000,000 shares became available to be granted under the 2016 Plan.
Effective December 17, 2019, the Company entered into an amended and restated employment agreement with Paula Brown Stafford, or the Amended and Restated Stafford Employment Agreement. On January 6, 2020, following the release of top-line results of the Company’s Phase 3 molluscum clinical program as provided in the Amended and Restated Stafford Employment Agreement, 600,000 SARs were granted to Ms. Stafford with an exercise price of $0.82 per share (the fair market value of the Company’s common stock on the grant date) and with a ten year term (the “Stafford SAR Award”). The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of the Company’s common stock were not available under the 2016 Plan or if the Company failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. Such shares became available under the 2016 Plan on February 1, 2020, and the SARs were no longer considered granted on a contingent basis.
Workforce Reduction
As part of a strategic objective to reduce the Company’s costs related to internal resources, facilities, and infrastructure capabilities, the Company took actions in February 2020 that are intended to reduce the Company’s internal resources from a total of 42 employees as of December 31, 2019 to an expected total of 28 employees as of April 1, 2020.
Equity Compensation Grant
On February 13, 2020, the Company issued 383,000 stock options from the 2016 Plan, (the “Retention Grants”). These Retention Grants were issued to certain employees, vest quarterly and will be fully vested on December 31, 2020, provided that the grantee remains an employee or consultant to the Company as of each vesting date.

Women’s Health Business Unit
In February 2020, following the successful progression of the Company’s Phase 1 WH602 program, the Company was awarded a Phase 2 federal grant of approximately $1.0 million from the NIH that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. These funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company may be eligible to receive an additional $0.5 million in funding as part of this Phase 2 grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term.

Continued Listing Standard
On February 19, 2020, the Company received notice from the staff of the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the market value of the Company’s listed securities has been below the minimum $50.0 million requirement for continued inclusion on The Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A). The staff also noted that the Company did not meet alternative requirements for satisfying continued listing criteria found in Nasdaq Listing Rule 5450(b)(3)(A). The Company has 180 calendar days, or until August 16, 2020, to regain compliance with the market value of listed securities requirement. If, at any time before August 16, 2020, the market value of the Company’s listed securities closes at $50.0 million or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to the Company that it complies with the market value of listed securities requirement.
On February 19, 2020, the Company also received notice from the staff of Nasdaq notifying the Company that, for the last 30 consecutive business days, the minimum bid price of the Company’s common stock has not exceeded $1.00 per share and that the Company was therefore not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1). The Company has 180 calendar days, or until August 16, 2020, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to August 16, 2020. The Company intends to continue to monitor the bid price levels for the common stock, and will consider appropriate alternatives to achieve compliance within the 180-day compliance period (or such subsequent date if the compliance period is extended).

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
As of December 31, 2019, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
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
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.
Compliance with the Nasdaq Market Value of Listed Shares Requirement
On February 19, 2020, we received notice from the staff of the Nasdaq Stock Market LLC, or Nasdaq, notifying us that, for the last 30 consecutive business days, the market value of our listed securities has been below the minimum $50.0 million requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. The staff also noted that the Company did not meet alternative requirements for satisfying continued listing criteria found in Nasdaq Listing Rule 5450(b)(3)(A).
We have 180 calendar days, or until August 16, 2020, to regain compliance with the MVLS Requirement. If, at any time before August 16, 2020, the market value of our listed securities closes at $50.0 million or more for a minimum of 10 consecutive business days, Nasdaq will provide written notification to us that we comply with the MVLS Requirement.
If we do not regain compliance with the MVLS Requirement by August 16, 2020, Nasdaq will provide written notification to us that our common stock is subject to delisting. At that time, we may either apply for listing on the Nasdaq Capital Market, provided that we meet the continued listing requirements of that market, or appeal the decision to a Nasdaq Listing Qualifications Panel, or the Panel. In the event of an appeal, our common stock would remain listed on the Nasdaq Global Market pending a decision by the Panel following the hearing. However, there can be no assurance Nasdaq would grant our request for continued listing.
Compliance with the Nasdaq Minimum Bid Price Requirement
On February 19, 2020, we also received notice from Nasdaq that as of February 18, 2020, the closing bid price for our common stock on the Nasdaq Global Market was below $1.00 for the last 30 consecutive business days and that we were therefore not in compliance with the minimum bid price requirement under Nasdaq Listing Rule 5450(a)(1), or the Minimum Bid Price Requirement.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until August 16, 2020, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of the common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days prior to August 16, 2020.
If we are unable to regain compliance by August 16, 2020, we may be eligible for an additional 180 calendar day compliance period to demonstrate compliance with the Minimum Bid Price Requirement. To qualify, we will be required to meet the continued listing requirement for market value of listed shares and all other initial listing standards for The Nasdaq Global Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180 calendar day period, Nasdaq will notify us of its determination to delist the Common Stock, at which point we would have an opportunity to appeal the delisting determination to a Panel.
Our common stock will continue to trade on Nasdaq under the symbol NOVN during the 180-day compliance period for both the MVLS Requirement and the Minimum Bid Price Requirement. We are presently evaluating potential actions to regain compliance with all applicable requirements for continued listing on the Nasdaq Global Market or, alternatively, transferring our listing to the Nasdaq Capital Market, if possible. We cannot provide any assurances, however, that we will be able to regain compliance, including, if necessary, transferring to the Nasdaq Capital Market.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Our board of directors consists of six directors and is divided into three classes with staggered, three-year terms. The terms of office of directors in Class I will expire at our annual meeting of stockholders to be held in 2020, or the 2020 Annual Meeting, or when such director’s successor is elected and qualified, or upon such director’s death, resignation or removal, and our Class I directors are expected to stand for re-election at the 2020 Annual Meeting. The terms of office of directors in Class II and Class III do not expire until the annual meetings of stockholders to be held in 2021 and 2022, respectively, and until his or her successor is elected and qualified, or until his or her death, resignation or removal.
Information about our directors, their ages as of February 3, 2020, occupations and length of board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, qualities and skills of each director that led to the conclusion that such director should serve as a member of our board of directors at this time.

Name of Director	Age	Principal Occupation	Director Since
Class I Directors:
John Palmour, Ph.D. (1)(3)	59	Vice President and Chief Technology Officer, Wolfspeed, a Cree, Inc. company	2010
Paula Brown Stafford	55	President and Chief Executive Officer, Novan, Inc.	2017

Class II Directors:
Robert A. Ingram (3)	77	General Partner, Hatteras Venture Advisors III, LLC	2011
Machelle Sanders (2)	56	Secretary of the N.C. Department of Administration	2017

Class III Directors:
W. Kent Geer (1)(2)	65	Managing Director—Finance and Investor Relations, Med1 Ventures, LLC	2015
Robert J. Keegan (1)(2)	72	Retired Chief Executive Officer, Goodyear Tire and Rubber Co.	2016

(1)	Member of our audit committee

(2)	Member of our compensation committee

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
Paula Brown Stafford is our President and was recently appointed as our Chief Executive Officer effective February 2, 2019, after previously serving as our Chief Operating Officer from January 2019 to December 2019, and after serving as our Chief Development Officer from March 2017 to January 2019. Ms. Stafford has served as a member of our board of directors since August 2017. Prior to joining Novan, Ms. Stafford held various roles of increasing importance at Quintiles Transnational Holdings Inc. (now IQVIA Holdings Inc.), a leading multinational provider of biopharmaceutical development services and commercial outsourcing services, since 1985, including serving as President of Clinical Development from 2010 to 2015, where she was responsible for all Phase I-IV clinical development operations globally and served on the Quintiles Executive Committee. Ms. Stafford also serves as a director of Health Decisions, Inc., a contract research organization for women’s health and diagnostics, serves as an adjunct professor in Public Health Leadership at the Gillings School of Global Public Health at the University of North Carolina, Chapel Hill, and operates her own third-party consulting business. We believe that Ms. Stafford’s extensive experience and leadership in clinical research and pharmaceutical product development, along with her extensive executive experience, qualifies her to serve on our board of directors.

Robert A. Ingram is the Executive Chairman of our board of directors and has served as a member of our board of directors since 2011. Since 2007, he has been a general partner at Hatteras Venture Advisors III, LLC, a venture capital firm. Prior to Hatteras Venture Advisors, Mr. Ingram held the roles of Chief Executive Officer and Chairman of the Board of GlaxoWellcome until his retirement in 2009 when he became the Strategic Advisor to the Chief Executive Officer, GlaxoSmithKline Plc. Mr. Ingram retired as Chairman of the board of directors of Cree, Inc., in August 2018, having served on its board of directors for 10 years. Mr. Ingram currently serves as Chairman of the board of directors of BioCryst Pharmaceuticals, Inc., HBM Healthcare Investments and Selenity Pharmaceuticals, Inc. (formerly Viamet Pharmaceuticals Inc.), a private company focused on endocrine and neurologic disorders. We believe that Mr. Ingram’s significant experience and leadership in the pharmaceutical industry qualifies him to serve as chairman of our board of directors.
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
Robert J. Keegan has served as a member of our board of directors since 2016. Mr. Keegan held the roles of chief executive officer and chairman of the board of directors of Goodyear Tire and Rubber Co. from 2000 to 2010. Most recently, he served as the non-executive chairman of the board of directors of Xerox Corporation and was an operating partner of the San Francisco-based private equity firm Friedman, Fleischer & Lowe. From 1972 to 2000, Mr. Keegan held various marketing, financial and managerial posts at Eastman Kodak, except for a two-year period from 1995 to 1997 when he worked as an executive vice president of the Avery Dennison Corporation. Mr. Keegan serves on the board of directors of the Heart Center of Duke University and the Duke Health Board of Visitors. Mr. Keegan is a partner of L&K Properties of North Carolina, LLC. We believe that Mr. Keegan’s broad business experience, executive leadership expertise and extensive knowledge of financial and operational matters qualifies him to serve on our board of directors.
Executive Officers
Certain information regarding our executive officers is set forth below as of February 3, 2020. Executive officers are appointed by our board of directors to hold office until their successors are duly appointed and qualified, or until their resignation or removal.

Name	Age	Position(s)
Paula Brown Stafford	55	President, Chief Executive Officer and Director
John M. Gay	43	Vice President, Finance and Corporate Controller
For information regarding Ms. Stafford, please refer to “Directors,” above.
John M. Gay is currently our Vice President, Finance and Corporate Controller and serves as our Principal Financial Officer and Corporate Secretary. He joined Novan in May of 2018 and previously held the position of Senior Director of Finance and Corporate Controller until his promotion to his current role in January 2019. Prior to Novan, Mr. Gay held previous director positions, including Director of SEC Reporting, with Valassis Digital and MaxPoint Inc., from May 2014 to April 2018. Mr. Gay also served as Corporate Controller of Furiex Pharmaceuticals, Inc. from June 2010 to May 2014, including from its initial listing on the Nasdaq stock market through the execution of an acquisition agreement of the company by Actavis plc (Forest Laboratories, Inc.) in an all-cash transaction valued at approximately $1.1 billion. Prior to joining Furiex Pharmaceuticals, Inc., Mr. Gay served as Audit Senior Manager and in other roles of increasing responsibilities at Deloitte and Arthur Andersen from September 2000 to

May 2010. Mr. Gay is a certified public accountant and holds Bachelor’s degrees in Economics and History, and a Master of Accounting degree from the University of North Carolina at Chapel Hill.

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

Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program with respect to the 2019 fiscal year for the individual who served as our principal executive officer during the year and our two other most highly compensated executive officers who were serving as executive officers as of December 31, 2019. We refer to these persons as our “named executive officers” elsewhere in this report.
Our named executive officers for the 2019 fiscal year were:

•	Paula Brown Stafford, President and Chief Operating Officer (currently our Chief Executive Officer);

•	John M. Gay, Vice President, Finance and Corporate Controller; and

•	G. Kelly Martin, Chief Executive Officer (through February 1, 2020)
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2019 and December 31, 2018.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Paula Brown Stafford (5)	2019	$443,326	$—		$17,364	$322,880	—	$7,155	$790,725
President and Chief Executive Officer; Former Chief Operating Officer	2018	288,000	134,400	(6)	7,021	25,513	—	—	454,934

John M. Gay (7)	2019	245,753	—		8,103	45,457	—	10,059	309,372
Vice President, Finance and Corporate Controller

G. Kelly Martin	2019	480,000	—		—	—	—	59,571	539,571
Former Chief Executive Officer	2018	170,909	560,000	(8)	105,534	593,010	—	30,522	1,459,975

(1)
Amounts reflect the grant-date fair value of minimum bonus amounts established by our compensation committee for our named executive officers under our Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan (the “Performance Plan”) that directly ties compensation to the performance of our common stock. Minimum bonus amounts under the Performance Plan are contingent and only become payable if the Company achieves the Performance Plan’s established share price targets of $11.17 and $25.45. See the section entitled “Narrative to Summary Compensation Table—Performance Plan” for a further description of the Performance Plan. Performance Plan minimum bonus award fair values are estimated using a Monte Carlo simulation approach in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, rather than the amounts payable to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the Performance Plan awards made to our named executive officers, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” and Notes 1 and 12 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

(2)
Amounts reflect the grant-date fair value of equity-based awards granted to our named executive officers, as applicable, including: (i) stock options in 2019 and 2018; and (ii) SARs in 2018. Both stock option and SARs fair values are estimated using the Black Scholes Option Pricing Model in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the options and SARs made to our named executive officers, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” and Notes 1 and 11 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K.

(3)
The Company did not award performance-based cash bonuses under the Company’s Senior Executive Annual Incentive Plan in 2019 or 2018. For a description of the named executive officers’ annual bonus opportunities, please review the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Annual Bonuses.”

(4)
All other compensation includes matching contributions made under our 401(k) plan for Ms. Stafford and Mr. Gay, payout of accrued vacation in lieu of time-off for Mr. Martin and Mr. Gay and premiums for executive life insurance and a housing allowance for Mr. Martin. In addition, in 2018 Mr. Martin’s amount includes compensation paid pursuant to our non-employee director compensation policy through the second quarter of 2018.

(5)
Ms. Stafford served as our Chief Development Officer on a part-time basis in 2018 and received base compensation at a rate of $288,000, equivalent to 75% of $384,000 on a full-time basis. Ms. Stafford became our President and Chief Operating Officer on a full-time basis effective January 2, 2019 and entered into a new employment agreement effective January 29, 2019, or the Stafford COO Employment Agreement, as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Paula Brown Stafford.” Ms. Stafford entered into the Amended and Restated Stafford Employment Agreement in connection with becoming our Chief Executive Officer effective February 2, 2020.

(6)
The amount disclosed as bonus represents bonus compensation paid to Ms. Stafford in accordance with the terms of her executed 2017 offer letter, as amended, for her service as our Chief Development Officer in 2018.

(7)	Mr. Gay was appointed as our Principal Financial Officer effective January 31, 2019, and assumed the role of Vice, President Finance while continuing in the role of Corporate Controller.

(8)
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

Narrative to Summary Compensation Table
Elements of Compensation
During 2019, we compensated our named executive officers through a combination of base salary, cash bonuses, long-term performance-based awards under our Performance Plan and 2016 Incentive Award Plan and other perquisites and benefits as described below.
Annual Base Salaries
The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. In 2019, our named executive officers were entitled to the following total base salaries:

•	Mr. Martin was entitled to $480,000 pursuant to his employment agreement.

•
Ms. Stafford was entitled to $443,326, which reflects the prorated amounts of (i) Ms. Stafford’s $590,000 annual salary for services rendered from the date of December 17, 2019 (the effective date of the Amended and Restated Stafford Employment Agreement) through December 31, 2019, (ii) Ms. Stafford’s $450,000 annual salary for services rendered from January 29, 2019 (the effective date of her COO Employment Agreement) through December 16, 2019, and (iii) prior to January 29, 2019, the prorated amount of the $288,000 part-time equivalent to a full-time annual salary of $384,000; and

•
Mr. Gay was entitled to $245,753 which reflects the prorated amount of Mr. Gay’s $250,000 annual salary for services rendered from January 31, 2019 (the effective date of his appointment as our principal financial officer by our Board of Directors) through December 31, 2019, and prior to January 31, 2019, the prorated amount of Mr. Gay’s $200,000 annual salary.

Please see the section entitled “Executive Compensation—Arrangements with our Named Executive Officers” for further description of each named executive officer’s employment arrangement, including those entered into with Ms. Stafford in January 2019 and December 2019.
Bonuses
Each named executive officer’s employment arrangement (other than Mr. Martin) provided for certain cash bonuses in 2019, as described below:

•
In 2019, Ms. Stafford’s employment agreement provides for an annual target cash bonus opportunity of up to 50% of her base salary, payable based on performance criteria. Our compensation committee has determined that Ms. Stafford will not receive any bonus for 2019 after determining that the associated corporate performance objectives were not achieved during 2019.

•
Mr. Gay was eligible for a 2019 target bonus opportunity equal to 25% of his base salary, payable based on performance criteria. Our compensation committee has determined that Mr. Gay will not receive any bonus for 2019 after determining that the associated corporate performance objectives were not achieved during 2019.

Please see the section entitled “Executive Compensation—Arrangements with our Named Executive Officers” for further description of each named executive officer’s employment agreement, including the Amended and Restated Stafford Employment Agreement entered into with Ms. Stafford in December 2019.
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
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our common stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price target for the first tranche is $11.17 per share. The share price target for the second tranche is $25.45 per share. In August 2018, when the Performance Plan was approved and the share price targets were set by our board of directors, the closing price for our common stock ranged from $2.37 to $2.90. The related contingent bonus pools for the first and second tranches are $25.0 million and $50.0 million, respectively. Our compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, prior to the Performance Plan’s expiration date of March 1, 2022, no portion of the bonus pools will be paid, including the established minimum bonus amounts. The share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications, or similar events. In addition, in the event of a change in control, the plan provides that a bonus pool will become due and payable to participants on a pro rata basis, as calculated and determined by the compensation committee based upon our progress toward the share price target as of the date of the change in control and subject to adjustment by the compensation committee as permitted under the plan.
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
Our compensation committee has established that our named executive officers will receive the following minimum bonus amounts under the Performance Plan if the share price targets are achieved:

•	In August 2018, our compensation committee established that Mr. Martin would receive the following minimum bonus amounts:

o
If the Performance Plan’s first share price target of $11.17 per share is achieved, Mr. Martin would receive a minimum bonus amount under the Performance Plan of $5,250,000. If the Performance Plan’s first share price target is not achieved, no bonus award would be disbursed.

o
If the Performance Plan’s second share price target of $25.45 per share is achieved and Mr. Martin is serving as our Chief Executive Officer, he would receive a minimum bonus amount of $10,500,000 or, if the Performance Plan’s second share price target of $25.45 per share is achieved and he is serving as a director but is no longer serving as our Chief Executive Officer, he would instead receive a minimum bonus amount of $8,000,000.

o
If the Performance Plan’s second share price target is not achieved or if Mr. Martin is not serving as either Chief Executive Officer or a director at the time the target is achieved, no bonus award would be disbursed. Following his resignation in February 2020, Mr. Martin is no longer entitled to any bonus amount under the Performance Plan.

o
Mr. Martin’s minimum bonus amount under the Performance Plan was a contingent, performance-based award that, together with Mr. Martin’s SAR Award (as defined below), was implemented by our compensation committee in lieu of a stock option or other form of equity grant and targeted to be commensurate with an equity position typically granted to the chief executive officer of comparable life sciences companies.

•
In November 2018, our compensation committee established that, if the Performance Plan’s first share price target of $11.17 per share is achieved, Ms. Stafford would receive a minimum bonus amount under the Performance Plan of $500,000. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. In January 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $250,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $750,000. In June 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $500,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $1,250,000.

•
In January 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $100,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $250,000. In June 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $250,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $500,000.

Additionally, Ms. Stafford and Mr. Gay will also be eligible for consideration for a discretionary bonus under the Performance Plan to be determined by our compensation committee in connection with each share price target being earned.
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
Mr. Martin was not granted any stock options during 2019. In August 2018, in connection with entering into his employment agreement, Mr. Martin was awarded 1,000,000 SARs with an exercise price of $3.80 and a vesting date of February 1, 2020, or the Martin SAR Award. The Martin SAR Award was a performance-based award that, together with Mr. Martin’s contingent, performance-based minimum bonus amount under the Performance Plan, was implemented by our compensation committee in lieu of a stock option or other form of equity grant and targeted to be commensurate with an equity position typically granted to the chief executive officer of comparable life sciences companies. The SARs were granted by our board of directors on a contingent basis that would have been irrevocably forfeited and voided in full if we had failed to obtain stockholder approval of an amendment to the 2016 Plan that authorizes underlying common shares for the SARs. On July 31, 2019, at the Company’s 2019 Annual Meeting of Stockholders, stockholders approved an amendment to the 2016 Plan authorizing underlying common shares for the SARs, and the SARs were no longer considered to be granted on a contingent basis. The SARs vested in full and expired unexercised on February 1, 2020.

In January 2019, in connection with Ms. Stafford’s promotion to President and Chief Operating Officer and the execution of the Stafford COO Employment Agreement, Ms. Stafford received an option to purchase 55,000 shares of common stock. In September 2019, after a compensation review, Ms. Stafford received an option to purchase 130,000 shares of common stock. In connection with entering into the Amended and Restated Stafford Employment Agreement, as discussed below, Ms. Stafford was entitled to receive 600,000 SARs, however, the Stafford SAR Award was granted in the first quarter of 2020 following our release of top-line results of our Phase 3 molluscum clinical program.
In January 2019, in connection with Mr. Gay’s appointment as our Principal Financial Officer, Mr. Gay received an option to purchase 35,000 shares of common stock. In September 2019, after a compensation review, Mr. Gay received an option to purchase 5,000 shares of common stock.
Other Elements of Compensation
Retirement Plans
We currently maintain the Novan, Inc. 401(k) Plan, a defined contribution retirement savings plan, or the 401(k) Plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers were eligible to participate in the 401(k) Plan on the same terms as our other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. In 2018, each participant in the 401(k) Plan was eligible to receive matching contributions of up to 3% of such participant’s gross wages. These matching contributions are fully vested after one full year of employment. We believe that providing a vehicle for retirement savings though our 401(k) Plan and making matching contributions adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers.
Employee Benefits and Perquisites
All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability insurance; and

•	life insurance.
In addition to the health and welfare benefits described above, certain named executive officers participate in a company-paid executive life insurance plan. We generally do not provide any other perquisites to our named executive officers, except for certain travel and living expenses under our employment agreement with Mr. Martin, as described below.
We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Outstanding Equity Awards at Fiscal Year End
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2019.

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other right that have not vested (#)	Equity Incentive Plan Awards: Payout value of unearned shares, units or other right that have not vested ($)
Paula Brown Stafford	03/20/17	(1)	54,000	—	$6.53	03/20/27
President and Chief Executive Officer; Former Chief Operating Officer	08/25/17	(2)	30,500	—	4.27	08/14/27
	10/12/17	(3)	68,401	—	5.03	09/14/27
	02/12/18	(4)	7,760	4,386	3.03	02/11/28
	01/28/19	(5)	50,417	4,583	1.35	01/01/29
	09/06/19	(6)	—	130,000	2.68	09/05/29
	11/13/18	(7)					(8)	$1,250,000	(7)

John M. Gay	05/31/18	(9)	4,168	8,332	3.15	05/20/28
Vice President, Finance and Corporate Controller	11/16/18	(10)	834	1,666	2.43	11/12/28
	01/28/19	(11)	—	35,000	1.35	01/27/29
	09/06/19	(6)	—	5,000	2.68	09/05/29
	01/30/19	(12)					(8)	500,000	(12)

G. Kelly Martin	09/20/16	(13)	14,484	—	11.00	09/19/26
Former Chief Executive Officer	06/05/17	(14)	34,014	—	4.64	06/04/27
	08/16/18	(15)	—	1,000,000	3.80	02/01/20
	08/08/18						(8)	15,750,000	(16)

(1)	The option was granted under the 2016 Plan and vested six months from March 20, 2017.

(2)	The option was granted under the 2016 Plan and vested in four equal quarterly installments, with the first installment vesting on September 5, 2017.

(3)	The option was granted under the 2016 Plan and vested six months from vesting commencement date of September 15, 2017.

(4)	The option was granted under the 2016 Plan and vests in thirty-six equal monthly installments on the first day of each month following February 12, 2018.

(5)
This option was granted under the 2016 Plan, one-half vested six months from the January 2, 2019 vesting commencement date, and subsequent to the six-month anniversary of the vesting commencement date, one-twelfth vests each successive monthly anniversary following July 2, 2019.

(6)	The option was granted under the 2016 Plan and vests in its entirety on June 25, 2020.

(7)
The amount reflects the minimum bonus amount payable to Ms. Stafford as of December 31, 2019 under the Performance Plan if the first share price target of $11.17 per share is achieved. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. See the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” for further information regarding the Performance Plan. In November 2018, our compensation committee established a minimum bonus amount under the Performance Plan of $500,000. In January 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $250,000 and in June 2019, our compensation committee established that Ms.

Stafford would be entitled to an additional minimum bonus amount of $500,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $1,250,000.

(8)
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

(9)	The option was granted as an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4), and vests in three equal annual installments with the first installment vesting on May 21, 2019.

(10)	The option was granted under the 2016 Plan and vests in three equal annual installments with the first installment vesting on November 13, 2019.

(11)	The option was granted under the 2016 Plan and vests in three equal annual installments with the first installment vesting on January 28, 2020.

(12)
The amount reflects the minimum bonus amount payable to Mr. Gay as of December 31, 2019 under the Performance Plan if the first share price target of $11.17 per share is achieved. See the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” for further information regarding the Performance Plan. In November 2018, our compensation committee established a minimum bonus amount under the Performance Plan of $150,000. In January 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $100,000 and in June 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $250,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $500,000.

(13)	The option was granted under the 2016 Plan and vested in four equal quarterly installments, with the first installment vesting on December 20, 2016.

(14)	The option was granted under the 2016 Plan and vested in four equal quarterly installments, with the first installment vesting on September 5, 2017.

(15)
The SARs were granted on a contingent basis by our board under the 2016 Plan and were subject to stockholder approval of an amendment to the 2016 Plan. On July 31, 2019, at the Company’s 2019 Annual Meeting of Stockholders, stockholders approved an amendment to the 2016 Plan authorizing underlying common shares for the SARs, and the SARs were no longer considered to be granted on a contingent basis. The SARs vested in full and expired unexercised on February 1, 2020. See the section entitled “ Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—2016 Incentive Award Plan” for further details regarding the SARs’ terms.

(16)
The amount reflects the minimum bonus amount payable to Mr. Martin as of December 31, 2019 under the Performance Plan if the first share price target of $11.17 and second share price target of $25.45 per share is achieved. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed under the Performance Plan. See the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” for further information regarding the Performance Plan. Following his resignation in February 2020, Mr. Martin is no longer entitled to any bonus amount under the Performance Plan.

Arrangements with our Named Executive Officers
We have entered into employment arrangements with our named executive officers that set forth certain terms and conditions of their employment, including base salary and employee benefits.

Arrangements with Paula Brown Stafford
As of February 2, 2020, Ms. Stafford serves as our President and Chief Executive Officer and is compensated pursuant to the Amended and Restated Stafford Employment Agreement. Pursuant to the Amended and Restated Stafford Employment Agreement, Ms. Stafford receives an annual base salary of $590,000 and is eligible to receive an annual performance-based bonus with a target bonus of 55% to 75% of her base salary. For 2019, Ms. Stafford is eligible for an annual performance-based bonus with a target bonus of 50% or more of her annual base salary. Ms. Stafford is also eligible to participate in our incentive award plans. Ms. Stafford continues to be eligible to participate in standard benefit plans as well as an executive life insurance plan and reimbursement of reasonable business expenses. In addition, our board of directors approved a stock appreciation right, or the Stafford SAR Award, for Ms. Stafford under the 2016 Plan covering 600,000 shares of our common stock. The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of our common stock were not available under the 2016 Plan or if we failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. In such event, we would have been required to pay Ms. Stafford the cash-equivalent value of the amount that would have been due and payable per the Stafford SAR Award upon any properly noticed exercise of any vested portion of the Stafford SAR Award. Such condition was satisfied, and the SARs were no longer considered to be granted on a contingent basis, as of February 1, 2020.
In the event of Ms. Stafford’s termination of employment either upon nonrenewal by the Company of the term of the Amended and Restated Stafford Employment Agreement, by the Company without “cause” or by Ms. Stafford for “good reason” (except as set forth below), then in addition to any accrued amounts and subject to Ms. Stafford timely delivering an effective release of claims in the Company’s favor and her continued compliance with the previously signed Restrictive Covenants Agreement between the Company and Ms. Stafford, Ms. Stafford will be entitled to receive payment of her then-current base salary, plus a prorated annual bonus calculated at the minimum target level of the calendar year in which the “separation date,” as defined in the Amended and Restated Stafford Employment Agreement, occurs based on the percentage of the calendar year actually worked by Ms. Stafford as of the separation date, each multiplied by 1.5, plus the amount of any unpaid Annual Bonus for the prior calendar year. Such amounts will be paid in equal monthly installments over 12 months in accordance with standard payroll practices and provided, that to the extent that any such cash award constitutes nonqualified deferred compensation under Section 409A, the cash payment will be paid subject to any delay required by Section 409A. Ms. Stafford will also be entitled to vesting of any then unvested portion of the Stafford SAR Award that would have otherwise vested through the calendar quarter following the calendar quarter in which the separation date occurs. In the event of certain changes to the Company’s board of directors that constitute “good reason” under the Amended and Restated Stafford Employment Agreement, Ms. Stafford will be entitled to receive payment of her then-current base salary for a one-year period and the amount of any unpaid Annual Bonus for the prior calendar year, if any, and vesting of any then unvested portion of the Stafford SAR Award that would have otherwise vested through the calendar quarter in which the separation date occurs. Upon termination of employment by Ms. Stafford other than for good reason or due to her death or disability, or by the Company for cause, Ms. Stafford will not be entitled to any additional compensation beyond any accrued amounts.

Notwithstanding the foregoing, the Amended and Restated Stafford Employment Agreement further provides that, in the event of a “double trigger” event, Ms. Stafford will be entitled to receive payment of her then-current base salary, plus a prorated annual bonus calculated at the minimum target level of the calendar year in which the separation date occurs based on the percentage of the calendar year actually worked by Ms. Stafford as of the separation date, each multiplied by 2.5, plus the amount of any unpaid Annual Bonus for the prior calendar year. Such amounts will be paid in equal monthly installments over 24 months in accordance with standard payroll practices and provided, that to the extent that any such cash award constitutes nonqualified deferred compensation under Section 409A, the cash payment will be paid subject to any delay required by Section 409A. Ms. Stafford will also be entitled to vesting of any then unvested portion of the Stafford SAR Award and any other equity grant as of the separation date.
The following circumstances are considered a “double trigger” event:
(i) a “change in control,” as defined in the Amended and Restated Stafford Employment Agreement (which incorporates the definition from the 2016 Plan), and

(ii) Ms. Stafford is terminated from employment by the Company without cause or upon the nonrenewal by the Company of the term of the Amended and Restated Stafford Employment Agreement or by Ms. Stafford for good reason (other than due to certain changes on the Company’s board of directors) within 12 months after a change in control, subject to Ms. Stafford timely delivering an effective release of claims in the Company’s favor and her continued compliance with the Restrictive Covenants Agreement between the Company and Ms. Stafford

Prior to the Amended and Restated Stafford Employment Agreement, Ms. Stafford served as President and Chief Operating Officer pursuant to the Stafford COO Employment Agreement. Under that agreement, Ms. Stafford received an annual base salary of $450,000 and was eligible to receive an annual performance-based bonus with a target bonus equal of 50% of her base salary. Ms. Stafford was also eligible to participate in our incentive award plans, our standard benefit plans, an executive life insurance plan and reimbursement of reasonable business expenses.
Arrangements with John M. Gay
Mr. Gay currently serves as our Vice President, Finance and Corporate Controller and is an at-will employee of the Company. On January 26, 2019, the Board of Directors approved certain compensatory matters for Mr. Gay and pursuant to these terms, Mr. Gay receives an annual salary of $250,000 and is eligible to receive annual performance-based bonus with a target bonus equal to 25% of his annual base salary. Mr. Gay is also eligible to participate in our incentive award plans, our standard benefit plans and reimbursement of reasonable business expenses.
Arrangements with G. Kelly Martin
Mr. Martin began serving as our Chief Executive Officer in April 2018, and prior to the employment agreement entered into on August 8, 2018, or the Martin Employment Agreement, he was only compensated pursuant to our Non-Employee Director Compensation Policy, as described in the section entitled “Director Compensation.”
Pursuant to the Martin Employment Agreement, Mr. Martin received an annual base salary of $480,000 and received a signing bonus in the amount of $560,000. Mr. Martin was also eligible to participate in the standard benefit plans as well as an executive life insurance plan and reimbursement of reasonable business expenses. In addition, we agreed to pay for or reimburse Mr. Martin for his extra living and travel expenses beginning in June 2017 associated with the fact that Mr. Martin’s primary residence is in Connecticut, and Mr. Martin was also eligible to earn awards equal to certain minimum bonus amounts, along with any discretionary awards, under and in accordance with the terms of the Performance Plan. In addition, our board of directors approved a stock appreciation right, or the Martin SAR Award, for Mr. Martin under the 2016 Plan covering 1,000,000 shares of our common stock. This award was considered a contingent award and would have been be forfeited had we failed to obtain stockholder approval for amendments to the 2016 Plan required to permit the grant of the Martin SAR Award. In such event, we would have paid Mr. Martin the cash-equivalent value of the amount that would have been due and payable per the Martin SAR Award as of February 1, 2020. On July 31, 2019, at the Company’s 2019 Annual Meeting of Stockholders, stockholders approved an amendment to the 2016 Plan authorizing additional common shares under the 2016 Plan, and the SARs were no longer considered to be granted on a contingent basis. The SARs vested in full and expired unexercised on February 1, 2020.
The Martin Employment Agreement had a fixed term that expired on February 1, 2020, and Mr. Martin completed his service as our Chief Executive Officer after fulfilling his term. Concurrent with the end of his term as Chief Executive Officer, Mr. Martin also resigned from our board of directors, effective February 3, 2020.
Director Compensation
The following table sets forth information concerning the compensation of our directors, other than Mr. Martin and Ms. Stafford, for the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total
W. Kent Geer	$76,250	$41,799	$118,049
Robert A. Ingram	70,000	41,799	111,799
Robert J. Keegan	57,500	41,799	99,299
John Palmour	47,500	41,799	89,299
Machelle Sanders	47,250	41,799	89,049
Eugene Sun	60,000	41,799	101,799

(1)
Amounts reflect the grant-date Black-Scholes value of stock awards and stock options granted during 2019, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to calculate the value of all stock awards and option awards made to our directors, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” and Notes 1 and 11 to the accompanying consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.

The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2019, by each director who was serving as of December 31, 2019, other than Mr. Martin and Ms. Stafford. No such director held any other equity awards.

Name	Options Outstanding at Fiscal Year End December 31, 2019
W. Kent Geer	103,748
Robert A. Ingram	88,498
Robert J. Keegan	88,498
John Palmour	88,498
Machelle Sanders	59,240
Eugene Sun	53,078
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents information as of December 31, 2019, with respect to compensation plans under which shares of our common stock may be issued. The category “Equity Compensation Plans approved by security holders” in the table below consists of the 2016 Plan and the 2008 Plan. The table does not include the Performance Plan as no shares of our common stock have been authorized for issuance under that plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and SARs		Weighted Average Exercise Price of Outstanding Options and SARs		Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		($)(b)		(c)
Equity Compensation Plans approved by security holders (4)	2,663,803	(1)	$3.90	(2)	388,463	(3)
Equity Compensation Plans not approved by security holders (5)	125,500		3.04		-
Total	2,789,303		3.86		388,463

(1)	Includes shares of common stock issuable upon exercise of outstanding options under the 2008 Plan – 45,077 shares; and outstanding options and SARs under the 2016 Plan – 2,618,726 shares.

(2)	The weighted-average remaining contractual term (in years) was 8.58.

(3)	Includes shares remaining for future issuance under the 2016 Plan.

(4)
During the first quarter of 2020, Mr. Martin’s SARs expired unexercised, we issued 600,000 SARs to Ms. Stafford, we issued equity compensation awards to certain employees, and certain equity compensation awards were forfeited or expired. As a result, as of February 14, 2020, there were 2,646,803 securities to be issued upon exercise of outstanding options and SARs, including 45,077 shares under the 2008 Plan and 2,601,726 shares under the 2016 Plan. The weighted average exercise price of outstanding options and SARs as of February 14, 2020, was $2.74, and the weighted average remaining contractual term (in years) was 8.50. As of February 14, 2020, there were 405,463 shares remaining for future issuance under the 2016 Plan.

(5)
During the years ended December 31, 2019 and 2018, we awarded nonstatutory stock options to purchase shares of common stock to newly-hired employees, not previously employees or directors of Novan, as inducements material to the individuals’ entering into employment with us within the meaning of Nasdaq Listing Rule 5635(c)(4) (the “Inducement Grants”). On May 31, 2018, the Company awarded 100,500 Inducement Grants with an exercise price of $3.15 per share, and on September 6, 2019, the Company awarded 25,000 Inducement Grants with an exercise price of $2.62 per share. The Inducement Grants were awarded outside of the 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with our 2016 Plan and vest over three years, subject to the employee’s continued service as an employee or consultant through the vesting period. All 125,500 Inducement Grants were outstanding as of December 31, 2019. As of February 14, 2020, there were 100,500 Inducement Grants outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The following table sets forth information regarding the beneficial ownership of our common stock as of February 3, 2020, by the following:

•	each stockholder known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our named executive officers; and

•	all of our directors and executive officers as a group.
Applicable percentages are based on 27,434,800 shares outstanding on February 3, 2020, adjusted as required by rules promulgated by the SEC.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or SARs or warrants exercisable within 60 days of February 3, 2020, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Novan, Inc., 4105 Hopson Road, Morrisville, NC 27560. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
5% Stockholders:
Reedy Creek Investments LLC (1)	7,894,736	25.16%
Malin Life Sciences Holdings Limited (2)	2,598,485	9.47%
Directors and Named Executive Officers:
G. Kelly Martin (3)	153,498	*
Paula Brown Stafford (4)	372,366	1.34%
John Gay (5)	56,671	*
Robert A. Ingram (6)	248,275	*
W. Kent Geer (7)	109,576	*
Robert J. Keegan (8)	141,533	*
John Palmour (9)	646,941	2.35%
Machelle Sanders (10)	49,240	*
All current directors and executive officers, as a group (7 persons) (11)	1,624,602	5.06%

*	Represents beneficial ownership of less than one percent.

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

(3)
Consists of (i) 105,000 shares of common stock, of which 45,000 are held by the George Kelly Martin IRRA FBO George Kelly Martin and (ii) options to purchase 48,498 shares of common stock that are exercisable within 60 days of February 3, 2020.

(4)
Consists of (i) 80,693 shares of common stock held by Ms. Stafford (ii) options to purchase 216,673 shares of common stock that are exercisable within 60 days of February 3, 2020 and (iii) 75,000 SARs exercisable within 60 days of February 3, 2020.

(5)
Consists of (i) 15,000 shares of common stock held by Mr. Gay, (ii) warrants to purchase 25,000 shares of common stock that are exercisable within 60 days of February 3, 2020 and (iii) options to purchase 16,671 shares of common stock that are exercisable within 60 days of February 3, 2020.

(6)	Consists of (i) 169,777 shares of common stock held by Mr. Ingram and (ii) options to purchase 78,498 shares of common stock that are exercisable within 60 days of February 3, 2020.

(7)	Consists of (i) 15,828 shares of common stock held by Mr. Geer and (ii) options to purchase 93,748 shares of common stock that are exercisable within 60 days of February 3, 2020.

(8)
Consists of (i) 63,035 shares of common stock held by the Robert J. Keegan Trust, with Mr. Keegan as trustee, and (ii) options to purchase 78,498 shares of common stock that are exercisable within 60 days of February 3, 2020.

(9)
Consists of (i) 568,443 shares of common stock, of which 274,875 are held by the Palmour 2012 Irrevocable Children’s Trust, with Dr. Palmour as trustee, and (ii) options to purchase 78,498 shares of common stock that are exercisable within 60 days of February 3, 2020.

(10)	Consists of options to purchase 49,240 shares of common stock that are exercisable within 60 days of February 3, 2020.

(11)
Consists of (i) 912,776 common shares held by our current executive officers and current directors, (ii) warrants to purchase 25,000 shares of common stock that are exercisable within 60 days of February 3, 2020, and (iii) options and SARs to purchase 686,826 shares of common stock exercisable within 60 days of February 3, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
Policies and Procedures for Related Party Transactions
Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, the amount involved exceeds the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section either were approved or ratified pursuant to this policy or occurred prior to the adoption of this policy.
Certain Relationships and Related Transactions
The following includes a summary of transactions since January 1, 2017, to which we were or are to be a participant, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.

Reedy Creek Investments
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek Investments LLC, or Reedy Creek, which is a greater than 5% stockholder. Pursuant to the Purchase Agreement, Reedy Creek provided funding in an initial amount of $25.0 million, which we will use primarily to pursue the development, regulatory approval and commercialization activities (including through out-license agreements and other third-party arrangements) for certain of our product candidates for certain indications, namely SB206, SB414 and SB204, which we refer to as the Products. Reedy Creek would have also been required to provide additional funding of $10.0 million contingent upon our achievement of SB206 clinical trial success, as defined in the Purchase Agreement; however, based on the top line efficacy results from the Phase 3 SB206 program available released in January 2020, we understand that Reedy Creek will not be paying us the contingent $10.0 million of additional funding.
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
In June 2017, G. Kelly Martin assumed the role of our Chief Executive Officer on an interim basis before being appointed as our Chief Executive Officer in April 2018, while also serving as a member of our board of directors. Until October 1, 2017, Mr. Martin served as chief executive officer of Malin Corporation plc, the parent company of Malin. Mr. Martin is no longer our Chief Executive Officer as of February 1, 2020 and is no longer a member of our board of directors as of February 3, 2020.
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
In August 2019, Malin Corporation plc completed the sale of its former subsidiary, Cilatus BioPharma AG, or Cilatus. Prior to this disposition, Cilatus was majority-owned by Malin Corporation plc. During the nine months ended September 30, 2019 and the year ended and December 31, 2018, respectively, we incurred costs of $250,000 and $601,000 in relation to a development and manufacturing consulting agreement with Cilatus.

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
Arrangements with Executive Officers and Directors
We have entered into employment arrangements with our named executive officers. For more information regarding our arrangements with our named executive officers, see the section entitled “Executive Compensation—Arrangements with our Named Executive Officers.”
We have entered, or will enter, into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law.
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
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that Robert A. Ingram, W. Kent Geer, Robert J. Keegan, John Palmour and Machelle Sanders do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of The Nasdaq Global Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.

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
Our board of directors has determined that Robert A. Ingram and John Palmour, the two members of our nominating and corporate governance committee, are independent within the meaning of the applicable listing standards of The Nasdaq Global Market.

Item 14. Principal Accounting Fees and Services.
Principal Accountant Fees and Services
The following table represents the aggregate fees and expenses for services provided by BDO USA, LLC, or BDO, our independent registered public accounting firm for the fiscal years ended December 31, 2019 and 2018.

	Fiscal Year Ended
	2019	2018
	(in thousands)
Audit Fees (1)	$253	$257
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$253	$257

(1)
Audit fees consist of fees billed, or expected to be billed, for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements.

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

(3)	List of Exhibits.

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.1	September 27, 2016
3.2		Amended and Restated Bylaws of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.2	September 27, 2016
4.1		Form of Common Stock Certificate.		S-1	333-213276	4.1	September 8, 2016
4.2		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.3		Warrant Agreement, by and between Novan, Inc. and American Stock Transfer & Trust Company, LLC, dated January 9, 2018 and Form of Warrant.		8-K	001-37880	4.1	January 9, 2018
4.4		Registration Rights Agreement, dated August 30, 2019, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-378880	4.1	September 5, 2019
10.1	#	Form of Director and Executive Officer Indemnification Agreement.		S-1	333-213276	10.1	August 24, 2016
10.2	#	2008 Stock Plan, as amended, and form of option agreements thereunder.		S-1	333-213276	10.2	August 24, 2016
10.3	#	2016 Incentive Award Plan, as amended and restated.		8-K	001-37880	10.1	September 5, 2019
10.4	#	Senior Executive Annual Incentive Plan.		10-K	001-37880	10.4	March 20, 2017
10.5	#	Tangible Stockholder Return Plan, dated August 2, 2018 (as amended and restated November 2, 2018).		10-Q	001-37880	10.4	November 8, 2018
10.6	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.1	November 14, 2016
10.7	#	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.2	November 14, 2016
10.8	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Non-Employee Directors under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.3	November 14, 2016
10.9	#	Form of Employment Inducement Stock Option Agreement		10-Q	001-37880	10.3	August 8, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.10	#	Employment Agreement, dated March 16, 2017, by and between Novan, Inc. and Paula Brown Stafford, as amended October 12, 2017 and March 14, 2018.		10-K	001-37880	10.16	March 27, 2018
10.11	#	Employment Agreement, dated January 29, 2019, by and between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.14	March 27, 2019
10.12	#	Amended and Restated Employment Agreement dated December 17, 2019, by and between Novan, Inc. and Paula Brown Stafford.	X
10.13	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and Paula Brown Stafford.	X
10.14	#	Employment Agreement, dated August 8, 2018, by and between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.2	November 8, 2018
10.15	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.3	November 8, 2018
10.16	#	Non-employee Director Compensation Policy.		10-Q	001-37880	10.1	August 8, 2018
10.17	†	Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012, and as amended on November 30, 2012.		S-1/A	333-213276	10.7	September 8, 2016
10.18	†	Second Amendment, dated April 12, 2016, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-Q	001-37880	10.4	November 14, 2016
10.19	†	Third Amendment, dated November 1, 2018, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-K	001-37880	10.23	March 27, 2019
10.20	†	UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.8	August 24, 2016
10.21	†	First Amendment, dated October 13, 2017, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.21	March 27, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.22	†	Second Amendment, dated November 2, 2018, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.26	March 27, 2019
10.23	†	Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.9	August 24, 2016
10.24	†	First Amendment, dated October 13, 2017, to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.23	March 27, 2018
10.25	†	Second Amendment, dated November 2, 2018 to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.29	March 27, 2019
10.26	†	License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.17	March 20, 2017
10.27	†	First Amendment, dated January 12, 2017 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.18	March 20, 2017
10.28	†	Second Amendment, dated October 5, 2018 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-Q	001-37880	10.1	November 5, 2018
10.29		Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC, as amended on January 6, 2015.		S-1	333-213276	10.11	August 24, 2016
10.30		Second Amendment, dated as of September 12, 2016, to the Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC.		10-Q	001-37880	10.7	November 14, 2016
10.31	†	Royalty and Milestone Payments Purchase Agreement, dated April 29, 2019, by and between Novan, Inc. and Reedy Creek Investments LLC.		10-Q	001-37880	10.1	August 13, 2019

INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.32	†	Development Funding and Royalties Agreement, dated May 4, 2019, by and between Novan, Inc. and Ligand Pharmaceuticals Incorporated.		10-Q	001-37880	10.2	August 13, 2019
10.33		Common Stock Purchase Agreement, dated August 30, 2019, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	September 5, 2019
23.1		Consent of BDO USA, LLP.	X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		XBRL Instance Document.	X
101.SCH		XBRL Taxonomy Extension Schema Document.	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF		XBRL Taxonomy Extension Definition Document.	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novan, Inc.

Date: February 24, 2020	By:	/s/ Paula Brown Stafford
Paula Brown Stafford
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paula Brown Stafford	President, Chief Executive Officer and Director	February 24, 2020
Paula Brown Stafford
/s/ John M. Gay	Vice President, Finance and Corporate Controller (Principal Financial Officer)	February 24, 2020
John M. Gay
/s/ Andrew J. Novak	Vice President, Accounting and Business Operations (Principal Accounting Officer)	February 24, 2020
Andrew J. Novak
/s/ Robert A. Ingram	Chairman of the Board	February 24, 2020
Robert A. Ingram
/s/ W. Kent Geer	Director	February 24, 2020
W. Kent Geer
/s/ Robert J. Keegan	Director	February 24, 2020
Robert J. Keegan
/s/ John Palmour	Director	February 24, 2020
John Palmour
/s/ Machelle Sanders	Director	February 24, 2020
Machelle Sanders