Form 10-K/A
period 2019-12-31
Novan, Inc.
filed 2020-05-20
CIK 1467154

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
The number of shares of registrant’s common stock outstanding as of May 14, 2020 was 75,471,388.

Explanatory Note
Novan, Inc. (together with its subsidiaries, “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend our Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission, or the SEC, on February 24, 2020, or the Original Filing, to restate our consolidated financial statements for the year ended December 31, 2018. We are also restating the condensed consolidated financial statements for the interim periods set forth below through expanded disclosure of our interim consolidated financial information in the accompanying consolidated financial statements included in this Annual Report, including describing the restatement and its impact on previously reported amounts.
We believe that presenting all of the restated information for the year ended December 31, 2018 and the interim periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, or collectively the Affected Periods, in this Annual Report allows investors and others to review all pertinent data in a single presentation.
Background of Restatement
On May 14, 2020, the audit committee of our board of directors, or our audit committee, in consultation with management and BDO USA, LLP, concluded that, because of a misapplication of the accounting guidance applicable to the warrants we issued in January 2018, our previously issued consolidated financial statements for the Affected Periods should no longer be relied upon. As such, we determined that we would restate our consolidated financial statements for each of the Affected Periods. In addition, although we have determined the misapplication to be immaterial to our consolidated financial statements for the year ended December 31, 2019, we have also revised these financial statements in connection with the restatement of our consolidated financial statements for the Affected Periods.
As described more fully in “Note 2—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Annual Report, the warrants we issued in January 2018 provide the warrant holders the option to receive a cash settlement, equal to the Black-Scholes value of the remaining unexercised portion of the warrant, in certain specified situations involving a “fundamental transaction” (as defined in the warrants). Due to the potential for cash settlement of the warrants, we have historically classified the warrants as liabilities in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 480, Distinguishing Liabilities from Equity, or ASC 480. Upon further analysis of the terms of the warrants, including consideration of whether the specified fundamental transactions that permit net cash settlement are within or outside of the control of the Company, we have determined that the warrants meet the criteria for equity classification under ASC 480 and FASB ASC 815, Derivatives and Hedging, or ASC 815, and should be classified within stockholders’ equity (deficit).
Effect of Restatement and Revision
As described above, as a result of the misapplication of the accounting guidance applicable to the warrants, we are including in this Annual Report (i) restated consolidated financial statements for the year ended December 31, 2018, (ii) revised consolidated financial statements for the year ended December 31, 2019, and (iii) restated interim consolidated financial information for each interim period within the Affected Periods through expanded disclosure of interim consolidated financial information in “Note 2—Restatement of Consolidated Financial Statements” and “Note 17—Quarterly Financial Information (Unaudited)” to the accompanying consolidated financial statements included in this Annual Report. The cumulative effect of the change in the accounting treatment of the warrants and the resulting restatement and revision of our consolidated financial statements is an 8.0% increase in our accumulated deficit of approximately $16.3 million as of December 31, 2019.
The change in the accounting treatment for the warrants and the resulting restatement and revision of our consolidated financial statements include (i) the reclassification of the initial warrant fair value from warrant liability to additional paid-in capital within our consolidated balance sheets and (ii) the adjustment of previously reported non-cash changes in fair value of the warrant liability in our consolidated statements of operations and corresponding adjustments to accumulated deficit for each applicable period. There was no impact on revenues, operating expenses or operating loss for any period as the change in fair value of the warrant liability was presented within other income (expense) and not as a component of operating loss in our consolidated statements of operations for each applicable period. The restatement of the consolidated financial statements for the Affected Periods and the revision of the consolidated financial statements for the year ended December 31, 2019 had no impact on our liquidity or cash position. An explanation of the impact on our consolidated financial statements is contained in “Note 2—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Annual Report.

As all material restatement information will be included in this Annual Report, we do not intend to amend our Annual Report on Form 10-K for the year ended December 31, 2018 or any of our previously filed Quarterly Reports on Form 10-Q. Accordingly, investors and others should rely only on the financial information and other disclosures regarding the periods described above in this Annual Report and in future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, corporate presentations or similar communications relating to the Affected Periods.
Internal Control Considerations
We have concluded that the errors in our accounting for the warrants resulted from a material weakness in our internal control over financial reporting that existed during and as of the end of each Affected Period and as of and for the year ended December 31, 2019, and which continues to exist.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.  For a discussion of management’s consideration of the material weakness identified, see Part II, Item 9A: Controls and Procedures included in this Annual Report.
Items Amended in this Annual Report on Form 10-K/A
The following items of this Annual Report include restated or revised financial data: (i) Part II, Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and (ii) Part II, Item 8: Financial Statements. The following items of this Annual Report also include amendments due to the restatement: (i) Part I, Item 1A: Risk Factors and (ii) Part II, Item 9A: Controls and Procedures.
Our principal executive officer and principal financial officer are providing currently dated certifications in connection with this Annual Report.  These certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except for the foregoing amended and restated information required to reflect the effects of the restatement of the consolidated financial statements for the Affected Periods and the revised consolidated financial statements for the year ended December 31, 2019, and applicable cross-references within this Annual Report, no other changes have been made to the Original Filing. This Annual Report continues to describe conditions as of the date of the Original Filing, and the disclosures herein have not been updated to reflect events, results or developments that have occurred after the date of the Original Filing, or to modify or update those disclosures affected by subsequent events. Accordingly, forward looking statements included in this Annual Report represent management’s views as of the date of the Original Filing and should not be assumed to be accurate as of any date thereafter. This Annual Report should be read in conjunction with our filings made with the SEC subsequent to the Original Filing date.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Annual Report (Amendment No. 1) on Form 10-K/A, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Act of 1934, as amended, or the Exchange Act, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report are forward-looking statements. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue” and similar expressions or variations.
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
We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs, as described in the section entitled “Our Product Candidates” below and in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report. Therefore, we will need to secure additional capital or financing and/or delay, defer, or reduce our cash expenditures by the early part of the second quarter of 2020, including those associated with our product development programs, or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
Common Stock Purchase Agreement and Registration Rights Agreement with Aspire Capital
On August 30, 2019, we entered into a common stock purchase agreement, or the Aspire Common Stock Purchase Agreement with Aspire Capital Fund, LLC, or Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, partially described below and also explained in detail within “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report, Aspire Capital is committed to purchase up to a maximum of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement. The aggregate amount that we may raise through sales of common stock under the Aspire Common Stock Purchase Agreement is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of our outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17; and (ii) on any purchase date, the closing sale price of our common stock must be greater than or equal to $0.25. As of December 31, 2019, we had sold an aggregate of 300,000 shares of common stock at an average price of $2.49 per share under the Aspire Common Stock Purchase Agreement. As of January 31, 2020, we had sold an aggregate of 1,000,000 shares of common stock at an average price of $1.19 per share under the Aspire Common Stock Purchase Agreement. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, leads to a total of 1,345,622 shares to Aspire Capital under the agreement as of January 31, 2020.
Concurrently with entering into the Aspire Common Stock Purchase Agreement, we also entered into a registration rights agreement with Aspire Capital, or the Registration Rights Agreement, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the Aspire Common Stock Purchase Agreement. On September 16, 2019, we filed with the SEC a prospectus to our effective Registration Statement on Form S-1 (File No. 333-233632) registering 7,032,630 shares of common stock that have been and may be offered to Aspire Capital from time to time under the Aspire Common Stock Purchase Agreement.
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
In October 2018, we entered into a second amendment to the Sato Agreement (as defined below), or the Sato Amendment, and collectively, with the Sato Agreement, the Amended Sato Agreement, whereby we licensed rights to Sato to develop, use, and sell SB206 in certain topical dosage forms in Japan for the treatment of viral skin infections, and to manufacture the finished form of SB206 for sale in Japan. The significant terms and the related accounting considerations of the Amended Sato Agreement, are further described in the “Collaboration and Licensing Agreements” section below and in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
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
In January 2017, we entered into a license agreement, and a related first amendment, with Sato, or, collectively, the Sato Agreement, whereby we licensed rights to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. The significant terms and the related accounting considerations of the Sato Agreement are further described in the “Collaboration and Licensing Agreements” section below and in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
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
Our acquisition of exclusive worldwide rights for certain oncovirus applications of nitric oxide-based products from KNOW Bio, LLC, or KNOW Bio, in October 2017 enables the potential expansion into this therapeutic area. The terms of this intellectual property license transaction are further described in “Note 3—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report.
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

For additional information about the Purchase Agreement and Funding Agreement, please see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Updates” and “Note 7—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
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
For additional information about the Amended Sato Agreement, please see the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Updates” and “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
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
For additional information about the Separation Transaction, please see “Note 3—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report.
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
Additional terms, including our financial obligations, under the KNOW Bio Amendments are described in further detail in “Note 3—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, imposed, among other things, new annual reporting requirements through the Physician Payments Sunshine Act for covered manufacturers for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of pricing information and marketing expenditure as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.

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
We intend for these, or potentially other, third parties to supply drug substance and drug product materials to support commercialization of any of our product candidates, subject to FDA approval. In such cases, they may be the primary suppliers for these product candidates. The progression of the relationships with the aforementioned third-party manufacturers is integral to the advancement of our dermatological platform, including our SB206 molluscum program, by us or through partnerships, collaborations, licensing or other strategic relationships. This strategy includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property; and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective is to reduce our own internal resources, facilities, and infrastructure capabilities that have historically performed such activities, processes and services. We believe this broad strategy can ultimately provide enhanced capabilities and operating efficiencies for us or any potential partnerships, collaborations, licensing or other strategic relationships we may enter. Although the third-party manufacturers are reducing their near-term activities and extending their time lines at our request in an effort to reduce our near-term cash utilization and extend our operating cash runway, we expect to incur certain incremental and discrete costs to effect this strategy upon resumption of the manufacturers’ transfer activities and as we seek to reduce our own internal resources, facilities, and infrastructure capabilities. We will need substantial additional funding to continue our operating activities, including these technical transfers, and to make further advancements in our drug development programs, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Annual Report.
We currently rely on third-party suppliers to provide the raw materials that are used by us or our third-party manufacturers in the manufacture of our drugs. There are a limited number of suppliers for raw materials, including nitric oxide, that we use to manufacture our drugs.
Single Business Segment
We manage our operations and allocate resources as one reporting segment. For additional information, please refer to the notes to our consolidated financial statements included in this Annual Report.
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
We maintain an internet website at www.novan.com and make available free of charge through our website our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the SEC. Additionally, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on, or that can be accessible through, our website is not incorporated by reference into, and should not be considered to be a part of, this Annual Report.
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
Risks Related to Our Current Financial Position and Need for Additional Capital
We have restated our consolidated financial statements for the Affected Periods, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
As discussed in the Explanatory Note and “Note 2—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Annual Report, on May 14, 2020, we concluded that, because of a misapplication of the accounting guidance applicable to the warrants we issued in January 2018, our previously issued consolidated financial statements for the year ended December 31, 2018 and the interim periods ended March 31, 2019 and 2018, June 30, 2019 and 2018, and September 30, 2019 and 2018, or collectively the Affected Periods, should no longer be relied upon. As such, we determined that we would restate our consolidated financial statements for each of the Affected Periods and that we would revise our consolidated financial statements for the year ended December 31, 2019 in connection with the restatement of our consolidated financial statements for the Affected Periods. As a result of these events, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with the restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We could be subject to additional stockholder, regulatory or other actions in connection with the restatement or other matters. If any such actions occur, they will, regardless of the outcome, consume a significant amount of management’s time and attention and may result in additional legal, accounting, insurance and other costs. If we do not prevail in any such proceedings, we could be required to pay substantial damages or settlement costs. In addition, the restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, results of operations, financial condition and stock price.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with United States generally accepted accounting principles, or U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the January 2018 Offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the January 2018 Offering, see “Note 2—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.
Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
If we are unable to secure additional capital and/or delay, defer, or reduce our cash expenditures, we estimate that our existing capital resources will only be sufficient to fund our operations into the early part of the second quarter of 2020.
As of December 31, 2019, we had a total cash and cash equivalents balance of $13.7 million and positive working capital of $2.8 million. As of the date of this filing, we believe that our existing cash and cash equivalents cash balance will provide us with adequate liquidity to fund our planned operating needs into the early part of the second quarter of 2020, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report. We will need substantial additional funding to continue our operating activities and make further advancements in our drug development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report. Therefore, we will need to secure additional capital or financing and/or delay, defer, or reduce our cash expenditures by the early part of the second quarter of 2020, including those associated with our product development programs, or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value. If we are forced to wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, whereby, our stockholders may lose some or all of their investment.

We will need substantial additional funding to continue our business operations and for the advancement of our product development programs. If we are unable to raise capital, we will be forced to delay, reduce, terminate or eliminate our product development programs.
Our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, and/or through the issuance of debt or equity securities. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. There can be no assurance that we will be able to obtain additional capital on terms acceptable to us, on a timely basis or at all. A failure to obtain sufficient funds on acceptable terms when needed could impact our ability to execute on planned business and operational objectives, impact our ability to retain key personnel or cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development, such as delaying the targeted launch of a confirmatory clinical trial for SB206 for the treatment of molluscum. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition, and market valuation. As of December 31, 2019, we had an accumulated deficit of $220.0 million and there is substantial doubt about our ability to continue as a going concern.
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
To the extent that we raise additional capital through the sale of equity or convertible debt securities, or if we agree to grant warrants or issue other equity to our strategic partners in connection with collaboration or other strategic arrangements, current ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect current rights of stockholders. For example, in January 2018 we issued and sold 10.0 million shares of common stock and 10.0 million warrants to purchase shares of common stock in a public follow-on offering which resulted in dilution to our existing stockholders. There is a provision in each warrant that provides its holder the option to receive a cash settlement, equal to the Black-Scholes value of the remaining unexercised portion of the warrant, in certain specified situations involving a “fundamental transaction” (as defined in the warrants, which generally includes a merger with another entity, the sale, transfer or other disposition of all or substantially all of our assets to another entity, or the acquisition by a person of more than 50% of our common stock). Furthermore, it may be uncertain whether a particular transaction or series of transactions will trigger the cash-settlement provision or if the provision is triggered what the actual payment due to a warrant holder would be in such circumstance, but any such payment could be material to us and could materially and adversely affect our financial condition and may prevent or deter a third party from acquiring us. Moreover, we may find it more difficult to raise additional equity capital needed for our business or to pursue strategic alternatives or other corporate transactions while the warrants are outstanding. Our common stock purchase agreement with Aspire Capital entered into in August 2019 provides that, upon the terms and subject to the conditions and limitations set forth therein, we may sell as much as an aggregate of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement.
Debt financing, if available, may involve agreements that include covenants requiring that we place liens on some or all of our assets or limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, effecting a change in control or declaring dividends.
The report of our independent registered public accounting firm on our consolidated financial statements for the years ended December 31, 2019 and 2018, contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
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
We are currently evaluating our options for regaining compliance, including the creation of shareholder value through the execution of business objectives described in “Management’s Discussion and Analysis of Financial Condition and Results of

Operations” of this Annual Report. However, we cannot guarantee that we will regain compliance with the minimum bid price requirement or the MVLS Requirement by August 16, 2020, or that we will be able to comply with the continued listing standards of The Nasdaq Global Market, and therefore our common stock may be subject to delisting.
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
We have entered into various strategic relationships and are continuing to explore alternative pathways for continued development of our product candidates. For example, in 2019 we entered into the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand Pharmaceuticals, and we are currently exploring and intend to advance certain clinical-stage dermatological product candidates through partnerships, collaborations or other strategic relationships, including those described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” of this Annual Report. We cannot assure you that we will be able to complete any other strategic arrangements to finance and support the necessary development for our product candidates. If we are unable to enter into other strategic relationships on terms that are beneficial to us, or at all, we may not have sufficient capital to continue developing or commercialize our product candidates. When we enter into strategic relationships, we may have to relinquish a significant portion of the future economic value of the underlying product candidate(s) in connection with the applicable transactions and may be limited in our ability, or unable, to recover such value.
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
Many pharmaceutical companies currently offer products and continue to develop additional alternative product candidates and technologies for indications similar to those targeted by our product candidates, as described in the section entitled “Business—Competition” in this Annual Report. The markets in which we compete, particularly the market for dermatological therapies, are competitive and are characterized by significant technological development and new product introduction. We anticipate that, if our product candidates obtain regulatory approval, the products will face significant competition from other approved therapies. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. To compete successfully in the marketplace, our approved products, if any, will have to demonstrate that the relative cost, safety and efficacy of our approved products, if any, provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates.
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
Assuming that we obtain coverage for a given product, the resulting reimbursement rates might not be adequate to cover our costs, including research, development, manufacture, sale and distribution, or achieve or sustain profitability, or may require co-payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our product candidates. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.
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
Since inception, we have incurred significant operating losses. Our net loss was $30.4 million for the year ended December 31, 2019, and $29.2 million for the year ended December 31, 2018. As of December 31, 2019, we had an accumulated deficit of $220.0 million. As a result of our historical operating losses, current lack of liquidity and expected future negative cash flows from operations, we have concluded that there is substantial doubt about our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our December 31, 2019 financial statements includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. To date, we have financed our operations primarily through the sale of our securities in public offerings, upfront and milestone payments from licensing and other strategic partnering agreements, private placements of our preferred stock, convertible notes and proceeds from government research contracts and grants. We have devoted substantially all of our efforts to research and development, including clinical trials. We have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses for at least the next several years. We anticipate that we will continue to incur substantial expenses if and as we:

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
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price targets for the first and second tranches are $11.17 per share and $25.45 per share, respectively. The bonus pools for the first and second tranche are $25.0 million and $50.0 million, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid. See “Note 12—Tangible Stockholder Return Plan” to the accompanying consolidated financial statements included in this Annual Report for details regarding the Performance Plan.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read with our consolidated financial statements and notes thereto included elsewhere in this Annual Report. In addition to historical information, the following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Where possible, we have tried to identify these forward-looking statements by using words such as “believe,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” or “estimate,” and similar expressions or variations. These statements are based on the beliefs and assumptions of our management based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. These forward-looking statements are subject to numerous risks including, but not limited to, those set forth in the “Risk Factors” in Part I, Item 1A of this Annual Report.

Restatement of Previously Issued Consolidated Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our consolidated financial statements as more fully described in the Explanatory Note and in “Note 2—Restatement of Consolidated Financial Statements” to our accompanying consolidated financial statements. For further detail regarding the restatement adjustments, see Explanatory Note and Item 9A: Controls and Procedures, both contained herein.
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
Stock Appreciation Rights
As described in “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report, on August 8, 2018, we entered into an employment agreement with G. Kelly Martin, or the Martin Employment Agreement. The Martin Employment Agreement provided for 1,000,000 stock appreciation rights, or SARs, granted on a contingent basis that would have been considered irrevocably forfeited and voided in full if we failed to obtain stockholder approval for an amendment to the 2016 Incentive Award Plan, or the 2016 Plan. If such approval had not been obtained, we would have been required to pay Mr. Martin the cash equivalent of the value of the SARs.
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
We have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2019, we had an accumulated deficit of $220.0 million. We incurred net losses of $30.4 million and $29.2 million in the years ended December 31, 2019 and 2018, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
We expect that we will continue to incur substantial expenses as we continue, subject to additional funding and feedback from a Type C meeting with the FDA scheduled for April 1, 2020, to commence an additional confirmatory Phase 3 trial in the second quarter of 2020 and fund our operations. At present, we have temporarily suspended development activities and taken measures to reduce our expenses. Presently, we only have sufficient cash to fund our operations until the early part of the second quarter of 2020. As a result, we need substantial additional funding to support our planned and future operating activities and make further advancements in our drug development programs. Adequate future funding may not be available to us on acceptable terms, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. Additionally, we expect future advancement of our product candidates to occur after the formation of partnering, collaborations, licensing, grants or other strategic relationships or through equity or debt financings. Our failure to enter into such relationships, or our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, whereby, our stockholders may lose some or all of their investment. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of our company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. As further discussed in our audited consolidated financial statements and related footnotes included in this Annual Report, these matters raise substantial doubt about our ability to continue as a going concern.
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
The material terms of the Amended Sato Agreement and related revenue recognition are described above and within “Note 4—Licensing Arrangements” and “Note 6—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
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
For additional information about the Funding Agreement with Ligand, please see “Note 7—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
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

(1)
Amount shown net of $8.2 million of contra-research and development expense recorded for the year ended December 31, 2019, respectively, related to the Funding Agreement with Ligand described in “Note 7—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report.

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
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our current product candidates or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See the section entitled “Risk Factors” in this Annual Report for a discussion of the risks and uncertainties associated with our research and development projects.
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
Other Income (Expense), net
Other income (expense), net consists primarily of (i) interest income earned on cash and cash equivalents; (ii) lease interest expense on our primary facility lease financing obligation during 2018 prior to the January 1, 2019 adoption of FASB Accounting Standards Update, or ASU, No. 2016-02, Leases (Topic 842), or Topic 842; and (iii) other miscellaneous income and expenses.
Results of Operations
Comparison of the Years Ended December 31, 2019 and 2018
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2019	2018	$ Change	% Change
		(Restated)
	(in thousands, except percentages)
License and collaboration revenue	$4,477	$5,982	$(1,505)	(25)%
Government research contracts and grants revenue	419	—	419	100%
Research and development services revenue	—	9	(9)	(100)%
Total revenue	4,896	5,991	(1,095)	(18)%
Operating expenses:
Research and development	25,172	23,045	2,127	9%
General and administrative	10,412	11,507	(1,095)	(10)%
Total operating expenses	35,584	34,552	1,032	3%
Operating loss	(30,688)	(28,561)	(2,127)	7%
Other income (expense), net:
Interest income	177	297	(120)	(40)%
Interest expense	(2)	(1,047)	1,045	(100)%
Other income, net	136	72	64	89%
Total other income (expense), net	311	(678)	989	(146)%
Net loss and comprehensive loss	$(30,377)	$(29,239)	$(1,138)	4%
Revenue
License and collaboration revenue of $4.5 million and $6.0 million for the years ended December 31, 2019 and 2018, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.

Government research contracts and grants revenue of $0.4 million for the year ended December 31, 2019 includes (i) $0.3 million of revenue recognized related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program and (ii) $0.1 million of revenue recognized related to the $0.2 million grant received in September from the National Institutes of Health. For additional information regarding our government research contracts and grants revenue, see “Note 6—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
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
The $0.2 million increase in other research and development expenses was primarily driven by costs associated with our increased utilization of third-party manufacturers and other strategic partners during 2019. Specifically, we experienced (i) a $2.1 million increase in service and support costs associated with our manufacturing technology and process engineering transfer projects ongoing with our third party API and drug product CMOs as well as a drug delivery device technology enhancement project ongoing with a technology manufacturing vendor, (ii) a $0.4 million increase in development service fees associated with preclinical development of new drug formulations and NCEs for use in the fields of women’s health and GI, (iii) a $0.4 million increase in allocated rental expense following the January 1, 2019 adoption of Topic 842, which was reported as interest expense in previous reporting periods prior to adoption of Topic 842, and (iv) a $0.3 million increase in allocated non-cash depreciation expense primarily due to a Topic 842 adoption requirement that increased the depreciation rate on our leasehold improvement assets.
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
Other income (expense), net
We reported other income, net of $0.3 million for the year ended December 31, 2019, compared to other expense, net of $0.7 million for the year ended December 31, 2018. The net increase in other income of approximately $1.0 million is primarily related to a $1.0 million decrease in interest expense associated with our Morrisville, North Carolina facility lease. The decrease in interest expense is due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date.
Comparison of Other Income (Expense), Net, as Restated, during the Affected Periods
As described in “Note 2—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Annual Report, our consolidated financial statements for the Affected Periods are restated in this Annual Report to correct the misapplication of accounting guidance related to warrants in our previously issued consolidated financial statements for such periods. The restated consolidated financial statements are indicated as “Restated” in the accompanying consolidated financial statements. Although the impact of the restatement on the consolidated financial statements and the related disclosures for the year ended December 31, 2019 was immaterial, we have revised those financial statements as well in connection with the restatement of our consolidated financial statements noted above. See “Note 2—Restatement of Consolidated Financial Statements” for further description of the restatement background and explanation, as well as detailed tables describing the adjustments made to all affected previously reported balances. Further, see “Note 17—Quarterly Financial Information (Unaudited)” for tables containing unaudited consolidated quarterly financial information for 2019 and 2018, updated to reflect the aforementioned restatement.
Within our reported consolidated results of operations, the restatement had no impact on reported 2019 and 2018 revenue or operating expenses, including no impact on research and development expenses and general and administrative expenses. The restatement did impact other income (expense), net because this line item had previously included the change in fair value of warrant liability. As a result, we have presented the restated other income (expense), net for each Affected Period in the following table, along with corresponding restated narrative descriptions of the change in other income (expense), net for each comparative period.

	Current Period	Comparative Period	$ Change	% Change	Note
	(in thousands, except percentages)
Three months ended March 31, 2018 (current period) compared to three months ended March 31, 2017 (comparative period)	$(218)	$(230)	$12	(5)%	(1)
Three months ended June 30, 2018 (current period) compared to three months ended June 30, 2017 (comparative period)	(142)	(233)	91	(39)%	(2)
Three months ended September 30, 2018 (current period) compared to three months ended September 30, 2017 (comparative period)	(151)	(239)	88	(37)%	(3)
Six months ended June 30, 2018 (current period) compared to six months ended June 30, 2017 (comparative period)	(360)	(463)	103	(22)%	(4)
Nine months ended September 30, 2018 (current period) compared to nine months ended September 30, 2017 (comparative period)	(511)	(702)	191	(27)%	(5)
Year ended December 31, 2018 (current period) compared to year ended December 31, 2017 (comparative period)	(678)	(942)	264	(28)%	(6)

Three months ended March 31, 2019 (current period) compared to three months ended March 31, 2018 (comparative period)	84	(218)	302	(139)%	(7)
Three months ended June 30, 2019 (current period) compared to three months ended June 30, 2018 (comparative period)	103	(142)	245	(173)%	(8)
Three months ended September 30, 2019 (current period) compared to three months ended September 30, 2018 (comparative period)	76	(151)	227	(150)%	(9)
Six months ended June 30, 2019 (current period) compared to six months ended June 30, 2018 (comparative period)	187	(360)	547	(152)%	(10)
Nine months ended September 30, 2019 (current period) compared to nine months ended September 30, 2018 (comparative period)	263	(511)	774	(151)%	(11)

(1)
Other income (expense), net was $0.2 million in net other expense for both the three months ended March 31, 2018 and the comparative period of the three months ended March 31, 2017. There were no substantive changes in reported interest income or interest expense between the two periods.

(2)
Other income (expense), net was $0.1 million in net other expense for the three months ended June 30, 2018, compared to $0.2 million in net other expense for the three months ended June 30, 2017. The net expense decrease of approximately $0.1 million was primarily due to an increase in interest income of $0.1 million.

(3)
Other income (expense), net was approximately $0.2 million in net other expense for the three months ended September 30, 2018, compared to approximately $0.2 million expense for the three months ended September 30, 2017. The net expense decrease of approximately $0.1 million was primarily due to an increase in interest income of approximately $0.1 million.

(4)
Other income (expense), net was $0.4 million in net other expense for the six months ended June 30, 2018, compared to $0.5 million in net other expense for the six months ended June 30, 2017. The net expense decrease of approximately $0.1 million was primarily due to an increase in interest income of approximately $0.1 million.

(5)
Other income (expense), net was $0.5 million in net other expense for the nine months ended September 30, 2018, compared to $0.7 million in net other expense for the nine months ended September 30, 2017. The net expense decrease of approximately $0.2 million was primarily due to an increase in interest income of $0.2 million.

(6)
Other income (expense), net was $0.7 million in net other expense for the year ended December 31, 2018, compared to $0.9 million in net other expense for the year ended December 31, 2017. The net expense decrease of approximately $0.3 million was primarily due to an increase in interest income of $0.2 million.

(7)
Other income (expense), net was $0.1 million in net other income for the three months ended March 31, 2019, compared to $0.2 million in net other expense for the three months ended March 31, 2018. The net income increase of approximately $0.3 million was primarily due to a $0.3 million decrease in interest expense associated with our Morrisville, North Carolina facility lease. Following the adoption of Topic 842 on January 1, 2019, we no longer report a portion of our lease costs as interest expense as of the adoption date.

(8)
Other (expense) income, net was $0.1 million in net other income for the three months ended June 30, 2019, compared to $0.1 million in net other expense for the three months ended June 30, 2018. The net income increase of approximately $0.2 million was primarily due to a $0.3 million decrease in interest expense associated with our Morrisville, North Carolina facility lease due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date.

(9)
Other (expense) income, net was approximately $0.1 million in net other income for the three months ended September 30, 2019, compared to approximately $0.2 million in net other expense for the three months ended September 30, 2018. The net income increase of approximately $0.2 million was primarily due to a less than $0.3 million decrease in interest expense associated with our

Morrisville, North Carolina facility lease due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date.

(10)
Other (expense) income, net was approximately $0.2 million in net other income for the six months ended June 30, 2019, compared to approximately $0.4 million in net other expense for the six months ended June 30, 2018. The other income increase of approximately $0.5 million was primarily due to (i) a decrease in interest expense of approximately $0.5 million associated with our Morrisville, North Carolina facility lease due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date, and (ii) an increase in other income, net of approximately $0.1 million. These changes were partially offset by a decrease in interest income of approximately $0.1 million.

(11)
Other (expense) income, net was $0.3 million in net other income for the nine months ended September 30, 2019, compared to $0.5 million in net other expense for the nine months ended September 30, 2018. The other income increase of approximately $0.8 million was primarily due to (i) a decrease in interest expense of approximately $0.8 million associated with our Morrisville, North Carolina facility lease due to the adoption of Topic 842 on January 1, 2019, whereby we no longer report a portion of our lease costs as interest expense as of the adoption date, and (ii) an increase in other income, net of approximately $0.1 million. These changes were partially offset by a decrease in interest income of approximately $0.1 million.

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
As we continue to endeavor to raise additional capital, there can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. Our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. A failure to obtain sufficient funds on acceptable terms when needed, including the inability to utilize the amount available under the Aspire Common Stock Purchase Agreement, could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of December 31, 2019, we had an accumulated deficit of $220.0 million and there is substantial doubt about our ability to continue as a going concern.
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
January 2018 Offering
On January 9, 2018, we completed a public offering of our common stock and warrants under our effective shelf registration statement. We sold an aggregate of 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of our common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. The warrant exercise price is $4.66 per share and the warrants will expire four years from the date of issuance. Net proceeds from the offering were approximately $35.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.8 million. The warrants sold in the January 2018 Offering are classified as equity in the accompanying consolidated balance sheets.
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

Net Cash Used in Operating Activities
During the year ended December 31, 2019, net cash used in operating activities was $19.9 million and consisted primarily of a net loss of $30.4 million, with adjustments for non-cash amounts related primarily to depreciation expense of $2.0 million, share-based compensation expense of $1.8 million and a favorable change related to changes in other operating assets and liabilities of $6.6 million. The favorable net change in assets and liabilities was primarily due to a $12.0 million increase related to the advanced payment for the research and development service obligation associated with the Funding Agreement with Ligand, offset by a $8.2 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand, a $4.5 million increase in deferred revenue following the receipt of an additional upfront installment payment under the Amended Sato Agreement during the first quarter of 2019, a $0.4 million increase in accounts payable and a $0.5 million increase in accrued outside research and development services. The increase in accounts payable and accruals was primarily related to the Phase 3 development program for molluscum and timing of payments related to our operating activities. These favorable changes were partially offset by a $1.0 million decrease in accrued compensation following the Compensation Committee of the Board of Directors’ determination that the associated corporate performance objectives were not achieved during 2019, and a decrease in other operating assets and liabilities totaling $1.5 million. The decrease in other operating assets and liabilities include an increase in prepaid expenses and contracts and grants receivable and a decrease in other long-term liabilities, primarily related to amortization of lease liabilities.
During the year ended December 31, 2018, net cash used in operating activities was $28.6 million and consisted primarily of a net loss of $29.2 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.7 million, share-based compensation expense of $2.2 million and a net decrease in other operating assets and liabilities of $3.4 million. The net decrease in assets and liabilities was primarily due to a $0.7 million decrease in accrued compensation following the payment of annual employee bonuses in the first quarter of 2018, a $1.3 million decrease in other accrued expenses following the payment of various accrued expenses during the period, including $0.2 million in travel costs paid to Malin (as reimbursement of out-of-pocket expenses for our Chief Executive Officer and a number of Malin employees who supported us with certain strategic and tactical initiatives and activities in 2017), and a $1.6 million decrease in deferred revenue associated with the continued recognition of licensing revenues from the Amended Sato Agreement during 2018. These decreases were partially offset by a favorable change in prepaid expenses and other current assets, other assets and accounts payable of $0.2 million.
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
As we continue to attempt to raise additional capital, there can be no assurance that we will be able to obtain it on terms acceptable to us, on a timely basis, or at all. A failure to obtain sufficient funds on acceptable terms when needed, including the inability to utilize the amount available under the Aspire Common Stock Purchase Agreement, could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of December 31, 2019, we had an accumulated deficit of $220.0 million and there is substantial doubt about our ability to continue as a going concern.
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
The intellectual property rights granted to Sato under the Amended Sato Agreement include certain intellectual property rights which we have licensed from UNC. Under our license agreement with UNC described in “Note 4—Research and Development Licenses” to the accompanying consolidated financial statements included in this Annual Report, we are obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, we are obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.
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
See “Note 6—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report for additional information on the Amended Sato Agreement.
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
See “Note 3—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report for additional information on the sublicense agreement and our assessment of KNOW Bio under the variable interest consolidation model pursuant to FASB ASC 810, Consolidation.

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
See “Note 12—Tangible Stockholder Return Plan” to the accompanying consolidated financial statements included in this Annual Report for additional information on the Performance Plan.
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
See “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report for additional information on the SARs.
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
Recent Accounting Pronouncements
Recently issued accounting pronouncements that we have adopted or are currently evaluating are described in detail within “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report.
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
Effective January 1, 2018, we adopted ASC Topic 606, Revenue from Contracts with Customers, using the full retrospective adoption method and established our revenue recognition accounting policy pursuant to this new standard. See “Note 1—Organization and Significant Accounting Policies” and “Note 6—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report for further information and accounting considerations related to revenue recognition, including revenue recognition pertaining to licensing arrangements.
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
Under the terms of the contracts and grants awarded, we are entitled to receive reimbursement of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected are recorded as contracts and grants receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by us with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants. See “Note 6—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report for information regarding government grants.
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

Classification of Warrants Issued in Connection with Offerings of Common Stock
On January 9, 2018, we issued warrants to purchase 10,000,000 shares of common stock at an exercise price of $4.66, which expire four years from the date of issuance. The warrants provide each warrant holder with the right to require net cash settlement of the warrants upon the occurrence of certain fundamental transactions, provided that such transactions are within our control. For any fundamental transaction that is not within our control, including a fundamental transaction not approved by our board of directors, the warrant holder will only be entitled to receive from us or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to our common stockholders in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. In the event of any fundamental transaction, and regardless of whether it is within our control, the settlement amount of the warrants (whether in cash, stock or a combination thereof) is determined based upon a Black-Scholes value that is calculated using inputs as specified in the warrants, including a defined volatility input equal to the greater of our 100-day historical volatility or 100%.
We assessed the warrants for appropriate equity or liability classification pursuant to our accounting policy described in “Note 1—Organization and Significant Accounting Policies” to our consolidated financial statements. During this assessment, we determined that (i) the warrants do not constitute a liability under ASC 480; (ii) the warrants meet the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within our control; (iv) upon the occurrence of a fundamental transaction that is not within our control, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the warrants are indexed to our common stock; and (vi) the warrants meet all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, we concluded that the warrants are freestanding equity-linked derivative instruments that meet the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance.

See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional discussion regarding the terms of the warrants and the applicable accounting treatment.
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

See “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report for the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2019 and 2018.
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
Our estimates underlying the assumptions used in the Monte Carlo simulation valuation model are subject to risks and uncertainties and may change over time. Such changes could have a significant effect on our reported net losses in future periods. See “Note 12—Tangible Stockholder Return Plan” to the accompanying consolidated financial statements included in this Annual Report for the significant assumptions used in estimating the fair value of the Performance Plan and see “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report for our accounting policy pertaining to the fair value of financial instruments.
Stock Appreciation Rights
SARs that include cash settlement features are accounted for as liability-based awards pursuant to ASC 718 Compensation—Stock Compensation. The fair value of such SARs is estimated using a Black-Scholes option-pricing model on each financial reporting date using expected volatility, risk-free interest rate, expected life and fair value per share assumptions.

The fair value of each liability award is estimated with a valuation model that uses certain assumptions, such as the award date, expected volatility, risk-free interest rate, expected life of the award and fair value per share assumptions. Due to limited historical data, we estimate stock price volatility based on the actual volatility of comparable publicly traded companies over the expected term. In evaluating similarity, we considered factors such as industry, stage of life cycle, financial leverage, size and risk profile. The expected term for liability-based awards is the estimated contractual life. The risk-free rate is based on the U.S. Treasury yield curve during the expected life of the award. See “Note 11—Share-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report for the significant assumptions used in estimating the fair value of SARs.
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
Restatement
As discussed in Note 2 to the consolidated financial statements, the 2018 consolidated financial statements have been restated to correct misstatements.
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
Change in Accounting Principle
As discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 upon adoption of Accounting Standards Codification (ASC) Topic 842, Leases, using the modified retrospective method.
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
Raleigh, North Carolina
February 24, 2020, except for Notes 1, 2, 10 and 13, as to which the date is May 20, 2020

NOVAN, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
ASSETS		(Restated)
Current assets:
Cash and cash equivalents	$13,711	$8,194
Contracts and grants receivable	419	—
Deferred offering costs	49	49
Prepaid expenses and other current assets	1,545	1,107
Total current assets	15,724	9,350
Restricted cash	540	539
Intangible assets	75	75
Other assets	419	530
Property and equipment, net	10,506	15,868
Right-of-use lease assets	1,833	—
Total assets	$29,097	$26,362
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,602	$1,250
Accrued compensation	437	1,467
Accrued outside research and development services	1,013	563
Accrued legal and professional fees	616	498
Other accrued expenses	553	871
Deferred revenue, current portion	4,428	4,401
Research and development service obligation liability, current portion	3,088	—
Lease liabilities, current portion	1,162	11
Total current liabilities	12,899	9,061
Deferred revenue, net of current portion	7,076	2,566
Lease liabilities, net of current portion	5,100	10
Research and development service obligation liability, net of current portion	727	—
Research and development funding arrangement liability, related party	25,000	—
Other long-term liabilities	578	289
Facility financing obligation	—	7,998
Total liabilities	51,380	19,924
Commitments and contingencies (Note 9)
Stockholders’ equity (deficit)
Common stock $0.0001 par value; 200,000,000 shares authorized as of December 31, 2019 and 2018; 26,744,300 and 26,066,235 shares issued as of December 31, 2019 and 2018, respectively; 26,734,800 and 26,056,735 shares outstanding as of December 31, 2019 and 2018, respectively	3	3
Additional paid-in-capital	197,853	195,483
Treasury stock at cost, 9,500 shares as of December 31, 2019 and 2018	(155)	(155)
Accumulated deficit	(219,984)	(188,893)
Total stockholders' (deficit) equity	(22,283)	6,438
Total liabilities and stockholders’ (deficit) equity	$29,097	$26,362

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018
		(Restated)
License and collaboration revenue	$4,477	$5,982
Government research contracts and grants revenue	419	—
Research and development services revenue	—	9
Total revenue	4,896	5,991
Operating expenses:
Research and development	25,172	23,045
General and administrative	10,412	11,507
Total operating expenses	35,584	34,552
Operating loss	(30,688)	(28,561)
Other income (expense), net:
Interest income	177	297
Interest expense	(2)	(1,047)
Other income, net	136	72
Total other income (expense), net	311	(678)
Net loss and comprehensive loss	$(30,377)	$(29,239)
Net loss per share, basic and diluted	$(1.16)	$(1.13)
Weighted-average common shares outstanding, basic and diluted	26,254,119	25,795,721

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2017	16,005,408	$2	$158,091	$(155)	$(159,654)	$(1,716)
Share-based compensation	—	—	2,139	—	—	2,139
Exercise of stock options	51,327	—	60	—	—	60
Common stock and warrants issued through public offering, net of underwriting discounts, commissions and offering costs	10,000,000	1	35,193	—	—	35,194
Net loss	—	—	—	—	(29,239)	(29,239)
Balance as of December 31, 2018 (Restated)	26,056,735	$3	$195,483	$(155)	$(188,893)	$6,438
Share-based compensation	—	—	1,188	—	—	1,188
Exercise of stock options	32,443	—	69	—	—	69
Adoption of new accounting standards (Note 1)	—	—	—	—	(714)	(714)
Liability-based awards reclassified to additional paid-in capital	—	—	366	—	—	366
Common stock issued pursuant to common stock purchase agreement	645,622	—	747	—	—	747
Net loss	—	—	—	—	(30,377)	(30,377)
Balance as of December 31, 2019	26,734,800	$3	$197,853	$(155)	$(219,984)	$(22,283)

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018
		(Restated)
Cash flow from operating activities:
Net loss	$(30,377)	$(29,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,033	1,664
Share-based compensation	1,838	2,204
Loss on disposal and write-offs of property and equipment	36	154
Changes in operating assets and liabilities:
Contracts and grants receivable	(419)	—
Prepaid expenses and other current assets	(438)	(224)
Accounts payable	352	777
Accrued compensation	(1,030)	(701)
Accrued outside research and development services	450	(829)
Accrued legal and professional fees	159	132
Other accrued expenses	(397)	(615)
Deferred revenue	4,537	(1,610)
Advanced payment for research and development service obligation	12,000	—
Research and development service obligation liabilities	(8,185)	—
Other long-term assets and liabilities	(435)	(338)
Net cash used in operating activities	(19,876)	(28,625)
Cash flow from investing activities:
Purchases of property and equipment	(422)	(1,107)
Proceeds from the sale of property and equipment	—	49
Net cash used in investing activities	(422)	(1,058)
Cash flow from financing activities:
Proceeds from research and development funding arrangement	25,000	—
Proceeds from issuance of common stock, net of underwriting fees and commissions	747	35,625
Payments related to public offering costs	—	(321)
Proceeds from exercise of stock options	69	60
Payments on capital lease obligation	—	(11)
Net cash provided by financing activities	25,816	35,353
Net increase in cash, cash equivalents and restricted cash	5,518	5,670
Cash, cash equivalents and restricted cash as of beginning of period	8,733	3,063
Cash, cash equivalents and restricted cash as of end of period	$14,251	$8,733
Supplemental disclosure of cash flow information:
Cash paid for interest	$2	$1,043
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$79	$—
Right of use assets obtained in exchange for lease liabilities	$1,827	$—
Liability-based awards reclassified to additional paid-in capital	$366	$—
Common stock issued for payment of commitment fee	$750	$—
Deferred offering costs reclassified to additional paid-in capital	$—	$431

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$13,711	$8,194
Restricted cash included in noncurrent assets	540	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$14,251	$8,733

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
As described in Note 2—Restatement of Consolidated Financial Statements, the Company’s consolidated financial statements for the year ended December 31, 2018, and all quarterly periods of 2019 and 2018 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued consolidated financial statements for such periods. The restated consolidated financial statements are indicated as “Restated” in the consolidated financial statements and accompanying notes, as applicable. Although the impact of the restatement on the consolidated financial statements and the related disclosures for the year ended December 31, 2019 was immaterial, the Company has revised those financial statements as well in connection with the restatement of our consolidated financial statements noted above. See Note 2—Restatement of Consolidated Financial Statements for further discussion.
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
The Company has evaluated principal conditions and events that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of December 31, 2019, the Company had an accumulated deficit of $219,984.

•
As described in Note 10—Stockholders’ Equity (Deficit), in August 2019 the Company entered into a common stock purchase agreement (the “Aspire Common Stock Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”) which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the Aspire Common Stock Purchase Agreement. The aggregate amount available to the Company through sales of common stock under the Aspire Common Stock Purchase Agreement is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of the Company’s outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17; and (ii) on any purchase date, the closing sale price of the

Company’s common stock must be greater than or equal to $0.25. As of December 31, 2019, the Company had sold 300,000 shares of common stock at an average price of $2.49 per share under the Aspire Common Stock Purchase Agreement. As of January 31, 2020, the Company had sold an aggregate of 1,000,000 shares of common stock at an average price of $1.19 per share under the Aspire Common Stock Purchase Agreement. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, leads to a total of 1,345,622 shares issued to Aspire Capital under the Aspire Common Stock Purchase Agreement as of January 31, 2020.

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
Restricted Cash
Restricted cash as of December 31, 2019 and 2018 includes funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company. See Note 7—Research and Development Arrangements for a discussion of the restricted cash presentation associated with the Ligand Funding Agreement during interim reporting periods in 2019.
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
Government research contracts and grants revenue. Under the terms of the contracts and grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected from funding sources are recorded as contracts and grants receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by the Company with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants. See Note 6—Revenue Recognition for information regarding two government grants the Company received in the third quarter of 2019.
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
Classification of Warrants Issued in Connection with Offerings of Common Stock
The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations and comprehensive loss.
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
As a result of the adoption of Topic 842, the Company derecognized $10,557 of building assets (property, plant and equipment), and the $7,998 facility financing obligation associated with the previously existing build-to-suit arrangement related to its sole corporate and manufacturing facility. The Company also capitalized leasehold improvements and ROU assets of $5,885 and $1,827, respectively, and recorded lease liabilities for operating leases totaling $6,786, as of January 1, 2019. The capitalized leasehold improvement assets recorded as part of the adoption of Topic 842 were previously included within the derecognized building asset as part of the previous build-to-suit arrangement. The Company also recognized an increase of $714 to accumulated deficit related to its de-recognition of its previously recorded build-to-suit arrangement. The impact of the adoption of this guidance is non-cash in nature and did not affect the Company’s cash flows. See Note 9—Commitments and Contingencies for additional information related to the adoption of Topic 842.
In June 2018 the FASB issued ASU 2018-08 Not-for-Profit Entities (Topic 958): Clarifying the Scope and the Accounting Guidance for Contributions Received and Contributions Made. This guidance clarifies and improves the scope and the accounting guidance for contributions received and contributions made, in order to reduce diversity in practice for grants and other similar contracts. For contributions (nonreciprocal transactions), an entity should follow the guidance in ASC 958-605 Not-for-Profit Entities - Revenue Recognition, and for exchange (reciprocal) transactions an entity should follow other guidance. This standard is effective for annual reporting periods beginning after June 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU was effective for the Company as of January 1, 2019. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements. See Note 6—Revenue Recognition for information related to the adoption of Topic 958.
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

Note 2: Restatement of Consolidated Financial Statements
Restatement Background and Explanation
On May 14, 2020, the Company concluded that, because of a misapplication of the accounting guidance related to the warrants the Company issued in January 2018, the Company’s previously issued consolidated financial statements for the Affected Periods should no longer be relied upon.  As such, the Company is restating its consolidated financial statements for the Affected Periods included in this Annual Report. In addition, although immaterial to the Company’s consolidated financial statements for the year ended December 31, 2019, the Company has also revised these financial statements in connection with the restatement of its consolidated financial statements for the Affected Periods.
The warrants subject to the misapplication of the applicable accounting guidance were issued in connection with a public offering of the Company’s common stock and warrants completed on January 9, 2018 pursuant to the Company’s effective shelf registration statement (the “January 2018 Offering”). In this offering, the Company sold an aggregate of 10,000,000 shares of common stock and issued warrants to purchase up to 10,000,000 shares of common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. Pursuant to the terms of the warrants, the warrant exercise price is $4.66 per share and the warrants will expire four years from the date of issuance. The material terms of the warrants are more fully described in Note 10—Stockholders’ Equity (Deficit).
Upon issuance of the warrants in the first quarter of 2018, and during each quarterly and annual period thereafter through December 31, 2019, the Company conducted an evaluation pursuant to applicable guidance in ASC 480 and ASC 815 to determine the appropriate balance sheet classification for the warrants. The Company concluded during such historical assessments that the warrants should be classified as liabilities in the consolidated balance sheets with subsequent changes in the fair value of the warrants reported in the consolidated statements of operations for the relevant periods. This historical liability classification conclusion was based primarily on a determination that the warrant holder may have the option to receive a cash settlement, equal to the Black-Scholes value of the remaining unexercised portion of the warrant as determined in accordance with the warrant, in the event of a fundamental transaction (as that term is defined in the warrant).

In connection with the initial classification and accounting assessment of the warrants issued during the quarterly period ended March 31, 2020, the Company re-assessed the accounting treatment for the warrants issued in January 2018 as part of its periodic warrant classification and accounting assessment, including consideration of all classification criteria under ASC 480 and ASC 815 pursuant to the accounting policy described in Note 1—Organization and Significant Accounting Policies.
During this re-assessment of the warrants issued in January 2018, the Company further examined the fundamental transaction settlement provisions of the warrants. Pursuant to the terms of the warrants, a warrant holder may only require cash settlement of a warrant in connection with certain fundamental transactions that are within the control of the Company. Upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders. The Company recognizes that ASC 480 and ASC 815 do not preclude equity classification when the only events that can trigger a net cash settlement payment to a warrant holder are within the control of the Company. Additionally, ASC 815 does not preclude equity classification when the warrant holder’s settlement, upon the occurrence of an event outside the control of the Company, is in the same type or form of consideration that is provided to common stockholders.
The Company then applied such examinations and observations during its assessment and determined that (i) the warrants do not constitute a liability under ASC 480; (ii) the warrants meet the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within the control of the Company; (iv) upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the warrants are indexed to the Company’s common stock; and (vi) the warrants meet all other conditions for equity classification under ASC 480 and ASC 815.
Therefore, based on the results of the Company’s assessment, the Company has now concluded that the warrants issued in January 2018 are freestanding equity-linked derivative instruments that meet the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the warrants should have been classified as equity and should have been reported at the time of issuance as a component of additional paid-in capital rather than as a warrant liability on the consolidated balance sheets. Furthermore, the Company should not have reported any subsequent changes in the warrants’ estimated fair value within its consolidated statements of operations.

Impact of the Restatement
The impact of the restatement on the consolidated balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.
Impact of the Restatement and Revision - 2019
($ in thousands except share and per share amounts)
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2019
	As Reported	Adjustments	As Revised
Change in fair value of warrant liability	$(264)	$264	$—
Total other income (expense), net	47	264	311
Net loss and comprehensive loss	(30,641)	264	(30,377)
Net loss per share, basic and diluted	$(1.17)	$0.01	$(1.16)
Weighted-average common shares outstanding, basic and diluted	26,254,119	—	26,254,119
Consolidated Balance Sheets

	December 31, 2019
	As Reported	Adjustments	As Revised
Warrant liability	$1,504	$(1,504)	$—
Total liabilities	52,884	(1,504)	51,380
Additional paid-in-capital	180,047	17,806	197,853
Accumulated deficit	(203,682)	(16,302)	(219,984)
Total stockholders' (deficit) equity	(23,787)	1,504	(22,283)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2019
	As Reported	Adjustments	As Revised
Net loss	$(30,641)	$264	$(30,377)
Change in fair value of warrant liability	264	(264)	—
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$1,160	$(1,160)	$—
Total other income (expense), net	1,236	(1,160)	76
Net loss and comprehensive loss	(8,336)	(1,160)	(9,496)
Net loss per share, basic and diluted	$(0.32)	$(0.04)	$(0.36)
Weighted-average common shares outstanding, basic and diluted	26,189,454	—	26,189,454

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$(9,030)	$9,030	$—
Total other income (expense), net	(8,767)	9,030	263
Net loss and comprehensive loss	(33,459)	9,030	(24,429)
Net loss per share, basic and diluted	$(1.28)	$0.34	$(0.94)
Weighted-average common shares outstanding, basic and diluted	26,108,870	—	26,108,870
Condensed Consolidated Balance Sheets

	September 30, 2019
	As Reported	Adjustments	As Restated
Warrant liability	$10,270	$(10,270)	$—
Total liabilities	64,322	(10,270)	54,052
Additional paid-in-capital	179,047	17,806	196,853
Accumulated deficit	(206,500)	(7,536)	(214,036)
Total stockholders' (deficit) equity	(27,605)	10,270	(17,335)
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Restated
Net loss	$(33,459)	$9,030	$(24,429)
Change in fair value of warrant liability	9,030	(9,030)	—
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2019
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$(9,802)	$9,802	$—
Total other income (expense), net	(9,699)	9,802	103
Net loss and comprehensive loss	(18,098)	9,802	(8,296)
Net loss per share, basic and diluted	$(0.69)	$0.37	$(0.32)
Weighted-average common shares outstanding, basic and diluted	26,069,734	—	26,069,734
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Six Months Ended June 30, 2019
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$(10,190)	$10,190	$—
Total other income (expense), net	(10,003)	10,190	187
Net loss and comprehensive loss	(25,123)	10,190	(14,933)
Net loss per share, basic and diluted	$(0.96)	$0.39	$(0.57)
Weighted-average common shares outstanding, basic and diluted	26,067,909	—	26,067,909

Condensed Consolidated Balance Sheets

	June 30, 2019
	As Reported	Adjustments	As Restated
Warrant liability	$11,430	$(11,430)	$—
Total liabilities	67,725	(11,430)	56,295
Additional paid-in-capital	178,100	17,806	195,906
Accumulated deficit	(198,164)	(6,376)	(204,540)
Total stockholders' (deficit) equity	(20,216)	11,430	(8,786)
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2019
	As Reported	Adjustments	As Restated
Net loss	$(25,123)	$10,190	$(14,933)
Change in fair value of warrant liability	10,190	(10,190)	—
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$(388)	$388	$—
Total other income (expense), net	(304)	388	84
Net loss and comprehensive loss	(7,025)	388	(6,637)
Net loss per share, basic and diluted	$(0.27)	$0.02	$(0.25)
Weighted-average common shares outstanding, basic and diluted	26,066,064	—	26,066,064
Condensed Consolidated Balance Sheets

	March 31, 2019
	As Reported	Adjustments	As Restated
Warrant liability	$1,628	$(1,628)	$—
Total liabilities	24,156	(1,628)	22,528
Additional paid-in-capital	177,855	17,806	195,661
Accumulated deficit	(180,066)	(16,178)	(196,244)
Total stockholders' (deficit) equity	(2,363)	1,628	(735)
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Restated
Net loss	$(7,025)	$388	$(6,637)
Change in fair value of warrant liability	388	(388)	—

Impact of the Restatement - 2018
($ in thousands except share and per share amounts)
Consolidated Statements of Operations and Comprehensive Loss

	Year Ended December 31, 2018
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$16,566	$(16,566)	$—
Total other income (expense), net	15,888	(16,566)	(678)
Net loss and comprehensive loss	(12,673)	(16,566)	(29,239)
Net loss per share, basic and diluted	$(0.49)	$(0.64)	$(1.13)
Weighted-average common shares outstanding, basic and diluted	25,795,721	—	25,795,721
Consolidated Balance Sheets

	December 31, 2018
	As Reported	Adjustments	As Restated
Warrant liability	$1,240	$(1,240)	$—
Total liabilities	21,164	(1,240)	19,924
Additional paid-in-capital	177,677	17,806	195,483
Accumulated deficit	(172,327)	(16,566)	(188,893)
Total stockholders' equity	5,198	1,240	6,438
Consolidated Statements of Cash Flows

	Year Ended December 31, 2018
	As Reported	Adjustments	As Restated
Net loss	$(12,673)	$(16,566)	$(29,239)
Change in fair value of warrant liability	(16,566)	16,566	—
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended September 30, 2018
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$1,464	$(1,464)	$—
Total other income (expense), net	1,313	(1,464)	(151)
Net loss and comprehensive loss	(7,031)	(1,464)	(8,495)
Net loss per share, basic and diluted	$(0.27)	$(0.06)	$(0.33)
Weighted-average common shares outstanding, basic and diluted	26,046,666	—	26,046,666
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$5,733	$(5,733)	$—
Total other income (expense), net	5,222	(5,733)	(511)
Net loss and comprehensive loss	(19,826)	(5,733)	(25,559)
Net loss per share, basic and diluted	$(0.77)	$(0.22)	$(0.99)
Weighted-average common shares outstanding, basic and diluted	25,707,978	—	25,707,978

Condensed Consolidated Balance Sheets

	September 30, 2018
	As Reported	Adjustments	As Restated
Warrant liability	$12,073	$(12,073)	$—
Total liabilities	31,991	(12,073)	19,918
Additional paid-in-capital	177,336	17,806	195,142
Accumulated deficit	(179,480)	(5,733)	(185,213)
Total stockholders' (deficit) equity	(2,296)	12,073	9,777
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	As Restated
Net loss	$(19,826)	$(5,733)	$(25,559)
Change in fair value of warrant liability	(5,733)	5,733	—
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended June 30, 2018
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$711	$(711)	$—
Total other income (expense), net	569	(711)	(142)
Net loss and comprehensive loss	(7,578)	(711)	(8,289)
Net loss per share, basic and diluted	$(0.29)	$(0.03)	$(0.32)
Weighted-average common shares outstanding, basic and diluted	26,039,169	—	26,039,169
Condensed Consolidated Statements of Operations and Comprehensive Loss

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$4,269	$(4,269)	$—
Total other income (expense), net	3,909	(4,269)	(360)
Net loss and comprehensive loss	(12,795)	(4,269)	(17,064)
Net loss per share, basic and diluted	$(0.50)	$(0.17)	$(0.67)
Weighted-average common shares outstanding, basic and diluted	25,535,827	—	25,535,827
Condensed Consolidated Balance Sheets

	June 30, 2018
	As Reported	Adjustments	As Restated
Warrant liability	$13,537	$(13,537)	$—
Total liabilities	34,359	(13,537)	20,822
Additional paid-in-capital	176,953	17,806	194,759
Accumulated deficit	(172,449)	(4,269)	(176,718)
Total stockholders' equity	4,352	13,537	17,889
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2018
	As Reported	Adjustments	As Restated
Net loss	$(12,795)	$(4,269)	$(17,064)
Change in fair value of warrant liability	(4,269)	4,269	—

Condensed Consolidated Statements of Operations and Comprehensive Loss

	Three Months Ended March 31, 2018
	As Reported	Adjustments	As Restated
Change in fair value of warrant liability	$3,558	$(3,558)	$—
Total other income (expense), net	3,340	(3,558)	(218)
Net loss and comprehensive loss	(5,217)	(3,558)	(8,775)
Net loss per share, basic and diluted	$(0.21)	$(0.14)	$(0.35)
Weighted-average common shares outstanding, basic and diluted	25,026,890	—	25,026,890
Condensed Consolidated Balance Sheets

	March 31, 2018
	As Reported	Adjustments	As Restated
Warrant liability	$14,248	$(14,248)	$—
Total liabilities	34,923	(14,248)	20,675
Additional paid-in-capital	176,402	17,806	194,208
Accumulated deficit	(164,871)	(3,558)	(168,429)
Total stockholders' equity	11,379	14,248	25,627
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2018
	As Reported	Adjustments	As Restated
Net loss	$(5,217)	$(3,558)	$(8,775)
Change in fair value of warrant liability	(3,558)	3,558	—

Note 3: KNOW Bio, LLC
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
The Company conducted an initial assessment of KNOW Bio under the variable interest consolidation model pursuant to FASB ASC 810, Consolidation (“ASC 810”), at the time of the Distribution in 2015 and has monitored KNOW Bio during each subsequent reporting period, including two required ASC 810 reassessments performed during 2017. The Company has consistently determined that KNOW Bio should not be consolidated in its consolidated financial statements. In the fourth quarter of 2018, KNOW Bio and its operating subsidiaries received significant additional equity investments that enable progression of their technology. These events required the Company to conduct another reassessment of variable interest entity characteristics, pursuant to FASB ASC 810-10, Consolidation, in which it determined that KNOW Bio should not be consolidated in its consolidated financial statements.
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
Note 4: Research and Development Licenses
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
Note 5: Licensing Arrangements
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
Note 6: Revenue Recognition
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

•
The intellectual property rights granted to Sato under the Sato Agreement include certain intellectual property rights which the Company has licensed from UNC. Under the UNC License Agreement described in Note 4—Research and Development Licenses, the Company is obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, the Company is obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.

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

Note 7: Research and Development Arrangements
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
Note 8: Property and Equipment, Net
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
See Note 1—Organization and Significant Accounting Policies and Note 9—Commitments and Contingencies regarding the adoption of Topic 842, Leases, and its impact to property and equipment, net for the year ended December 31, 2019.

Note 9: Commitments and Contingencies
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
See Note 4—Research and Development Licenses regarding the Company’s research and development license agreements.
See Note 7—Research and Development Arrangements regarding the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand.
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
See Note 11—Share-Based Compensation regarding the SARs granted in August 2018.
See Note 12—Tangible Stockholder Return Plan regarding the Tangible Stockholder Return Plan adopted in August 2018.

Note 10: Stockholders’ Equity (Deficit)
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
January 2018 Offering
On January 9, 2018, the Company completed the January 2018 Offering, pursuant to which it sold an aggregate of 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of the Company’s common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. The warrant exercise price is $4.66 per share and will expire four years from the date of issuance. Net proceeds from the offering were approximately $35,194 after deducting underwriting discounts and commissions and offering expenses of approximately $2,806.
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
The warrants issued in the January 2018 Offering include certain provisions that establish certain warrant holder settlement rights that take effect upon the occurrence of certain fundamental transactions. The warrants define a fundamental transaction to generally include any consolidation or merger whereby another entity acquires more than 50% of the Company’s outstanding common stock or the sale of all or substantially all of the Company’s assets. The fundamental transaction provision provides the warrant holders with the option to settle any unexercised warrants for cash in the event of certain fundamental transactions that are within the control of the Company. For any fundamental transaction that is not within the control of the Company, including a fundamental transaction not approved by the Company’s board of directors, the warrant holder will only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. In the event of any fundamental transaction, and regardless of whether it is within the control of the Company, the settlement amount of the warrants (whether in cash, stock or a combination thereof) is determined based upon a Black-Scholes value that is calculated using inputs as specified in the warrants, including a defined volatility input equal to the greater of the Company’s 100-day historical volatility or 100%.
The warrants also include a provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% (or an amount up to 9.99% if the holder so elects) of the Company’s common stock. The warrants also provide that this exercise limitation provision is not applicable to any warrant holder that beneficially owns 10.0% or more of the Company’s outstanding common stock immediately following the closing of the January 2018 Offering and the issuance of the accompanying warrants.
There were no exercises of warrants during the years ended December 31, 2019 or 2018.
The Company has assessed the warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 1—Organization and Significant Accounting Policies. During this assessment, the Company determined that (i) the warrants do not constitute a liability under ASC 480; (ii) the warrants meet the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within the control of the Company; (iv) upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the warrants are indexed to the Company’s common stock; and (vi) the warrants meet all other conditions for equity classification under ASC 480 and ASC 815.
Based on the results of this assessment, the Company concluded that the warrants issued in January 2018 are freestanding equity-linked derivative instruments that meet the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance.
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
The reasons for the difference between actual income tax benefit for the years ended December 31, 2019 and 2018, and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Year Ended December 31,
	2019	2018
		(Restated)
Income tax benefit at federal statutory rate	$(6,379)	$(6,140)
State income taxes, net of federal benefit	(582)	(570)
Non-deductible expenses	193	154
Federal rate impact	—	—
Research and development tax credits	(1,225)	(1,254)
Other	330	380
Change in valuation allowance	7,663	7,430
Total income tax provision	$—	$—
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
Reedy Creek
Reedy Creek beneficially owns approximately 15% of the Company’s outstanding common stock and approximately 3.9 million warrants, all of which was acquired during the January 2018 Offering. Accordingly, Reedy Creek is a related party of the Company. The purchase agreement with Reedy Creek, described in Note 7—Research and Development Arrangements, was evaluated and approved pursuant to the Company’s existing related party transactions policy.
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

Note 17: Quarterly Financial Information (Unaudited)
The following tables contain unaudited consolidated quarterly financial information for 2019 and 2018 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Consolidated Financial Statements. The restatement and revision had no impact on net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Annual Report on Form 10-K for the year ended December 31, 2018 or its Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for the Affected Periods is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Periods contained in such previously filed reports should no longer be relied upon.
Condensed Consolidated Statements of Operations

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31, 2019	June 30, 2019	June 30, 2019	September 30, 2019	September 30, 2019	December 31, 2019
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
License and collaboration revenue	$1,100	$1,101	$2,201	$1,100	$3,301	$1,176
Government research contracts and grants revenue	—	—	—	216	216	203
Total revenue	1,100	1,101	2,201	1,316	3,517	1,379
Operating expenses:
Research and development	4,827	6,189	11,016	8,598	19,614	5,558
General and administrative	2,994	3,311	6,305	2,290	8,595	1,817
Total operating expenses	7,821	9,500	17,321	10,888	28,209	7,375
Operating loss	(6,721)	(8,399)	(15,120)	(9,572)	(24,692)	(5,996)
Other income (expense), net:
Interest income	28	68	96	53	149	28
Interest expense	—	(1)	(1)	—	(1)	(1)
Other income, net	56	36	92	23	115	21
Total other income (expense), net	84	103	187	76	263	48
Net loss and comprehensive loss	$(6,637)	$(8,296)	$(14,933)	$(9,496)	$(24,429)	$(5,948)
Net loss per share, basic and diluted	$(0.25)	$(0.32)	$(0.57)	$(0.36)	$(0.94)	$(0.22)
Weighted-average common shares outstanding, basic and diluted	26,066,064	26,069,734	26,067,909	26,189,454	26,108,870	26,685,133

	Three Months Ended	Three Months Ended	Six Months Ended	Three Months Ended	Nine Months Ended	Three Months Ended
	March 31, 2018	June 30, 2018	June 30, 2018	September 30, 2018	September 30, 2018	December 31, 2018
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
License and collaboration revenue	$649	$649	$1,298	$648	$1,946	$4,036
Research and development services revenue	9	—	9	—	9	—
Total revenue	658	649	1,307	648	1,955	4,036
Operating expenses:
Research and development	6,335	6,176	12,511	5,697	18,208	4,837
General and administrative	2,880	2,620	5,500	3,295	8,795	2,712
Total operating expenses	9,215	8,796	18,011	8,992	27,003	7,549
Operating loss	(8,557)	(8,147)	(16,704)	(8,344)	(25,048)	(3,513)
Other income (expense), net:
Interest income	44	115	159	83	242	55
Interest expense	(262)	(261)	(523)	(262)	(785)	(262)
Other income, net	—	4	4	28	32	40
Total other income (expense), net	(218)	(142)	(360)	(151)	(511)	(167)
Net loss and comprehensive loss	$(8,775)	$(8,289)	$(17,064)	$(8,495)	$(25,559)	$(3,680)
Net loss per share, basic and diluted	$(0.35)	$(0.32)	$(0.67)	$(0.33)	$(0.99)	$(0.14)
Weighted-average common shares outstanding, basic and diluted	25,026,890	26,039,169	25,535,827	26,046,666	25,707,978	26,056,504

Condensed Consolidated Balance Sheets

	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$6,077	$22,438	$15,549	$13,711
Restricted cash	—	8,286	5,651	—
Contracts and grants receivable	—	—	216	419
Deferred offering costs	49	49	49	49
Prepaid expenses and other current assets	1,062	1,237	982	1,545
Total current assets	7,188	32,010	22,447	15,724
Restricted cash	539	2,060	1,345	540
Intangible assets	75	75	75	75
Other assets	501	473	444	419
Property and equipment, net	11,657	11,054	10,569	10,506
Right-of-use lease assets	1,833	1,837	1,837	1,833
Total assets	$21,793	$47,509	$36,717	$29,097
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,510	$957	$2,495	$1,602
Accrued compensation	2,082	1,412	1,507	437
Accrued outside research and development services	817	789	1,382	1,013
Accrued legal and professional fees	258	295	168	616
Other accrued expenses	516	633	878	553
Deferred revenue, current portion	4,401	4,401	4,401	4,428
Research and development service obligation liability, current portion	—	8,286	5,651	3,088
Lease liabilities, current portion	1,139	1,151	1,156	1,162
Total current liabilities	10,723	17,924	17,638	12,899
Deferred revenue, net of current portion	5,926	4,825	3,725	7,076
Lease liabilities, net of current portion	5,544	5,395	5,249	5,100
Research and development service obligation liability, net of current portion	—	1,521	806	727
Research and development funding arrangement liability, related party	—	25,000	25,000	25,000
Other long-term liabilities	335	1,630	1,634	578
Total liabilities	22,528	56,295	54,052	51,380
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock $0.0001 par value	3	3	3	3
Additional paid-in-capital	195,661	195,906	196,853	197,853
Treasury stock at cost	(155)	(155)	(155)	(155)
Accumulated deficit	(196,244)	(204,540)	(214,036)	(219,984)
Total stockholders' (deficit) equity	(735)	(8,786)	(17,335)	(22,283)
Total liabilities and stockholders’ (deficit) equity	$21,793	$47,509	$36,717	$29,097

	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(Restated)	(Restated)	(Restated)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$28,100	$20,984	$12,173	$8,194
Deferred offering costs	49	49	49	49
Prepaid expenses and other current assets	889	576	584	1,107
Total current assets	29,038	21,609	12,806	9,350
Restricted cash	539	539	539	539
Intangible assets	75	75	75	75
Other assets	176	161	146	530
Property and equipment, net	16,474	16,327	16,129	15,868
Total assets	$46,302	$38,711	$29,695	$26,362
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$828	$1,056	$386	$1,250
Accrued compensation	977	1,380	1,689	1,467
Accrued outside research and development services	1,258	1,408	1,571	563
Accrued legal and professional fees	458	267	305	498
Other accrued expenses	1,194	1,443	1,247	871
Deferred revenue, current portion	2,638	2,595	2,595	4,401
Capital lease obligation, net of current portion	11	11	11	11
Total current liabilities	7,364	8,160	7,804	9,061
Deferred revenue, net of current portion	5,294	4,648	4,000	2,566
Capital lease obligation, net of current portion	19	16	13	10
Other long-term liabilities	—	—	103	289
Facility financing obligation	7,998	7,998	7,998	7,998
Total liabilities	20,675	20,822	19,918	19,924
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock $0.0001 par value	3	3	3	3
Additional paid-in-capital	194,208	194,759	195,142	195,483
Treasury stock at cost	(155)	(155)	(155)	(155)
Accumulated deficit	(168,429)	(176,718)	(185,213)	(188,893)
Total stockholders' (deficit) equity	25,627	17,889	9,777	6,438
Total liabilities and stockholders’ (deficit) equity	$46,302	$38,711	$29,695	$26,362

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
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

Based upon such evaluation, our principal executive and financial officers concluded in the Original Filing that, as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement and revision of our consolidated financial statements included in this Annual Report, our management has re-evaluated, under the supervision and with the participation of our principal executive and financial officers, the effectiveness of our disclosure controls and procedures. Based upon that re-evaluation, our principal executive and financial officers concluded that because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2019.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.
At the time of the Original Filing on February 24, 2020, our principal executive and financial officers concluded that our internal control over financial reporting was effective as of December 31, 2019. Subsequent to the evaluation made in connection with the Original Filing and in connection with the restatement of our consolidated financial statements included in this Annual Report, our management, including our principal executive and financial officers, has re-evaluated the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 because of a material weakness in our internal control over financial reporting described below related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the January 2018 Offering. Notwithstanding the material weakness described below, our management has concluded that our restated and revised audited consolidated financial statements included in this Annual Report are fairly stated in all material respects in accordance with U.S. GAAP for each of the periods presented herein.

In connection with the restatement described in “Note 2—Restatement of Consolidated Financial Statements” to the accompanying consolidated financial statements included in this Annual Report, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the January 2018 Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit for the Affected Periods.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting.  While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements.  Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an “emerging growth company,” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.
Restatement of Previously Issued Financial Statements
On May 14, 2020, we revised our prior position on accounting for warrants and concluded that our previously issued consolidated financial statements for the Affected Periods should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements, in all of the Affected Periods, do not impact the amounts previously reported for our consolidated cash and cash equivalents, total assets, revenue or cash flows.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Audit Committee and Audit Committee Financial Experts
Our board of directors has a standing audit committee, which consists of W. Kent Geer, Robert J. Keegan and John Palmour. The chair of our audit committee is W. Kent Geer, who our board of directors has determined is an “audit committee financial expert,” as that term is defined by the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the listing standards of The Nasdaq Global Market. Our board of directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable SEC and Nasdaq requirements. To arrive at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his experience in the corporate finance sector.

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

(1)
Amounts reflect the grant-date fair value of minimum bonus amounts established by our compensation committee for our named executive officers under our Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan (the “Performance Plan”) that directly ties compensation to the performance of our common stock. Minimum bonus amounts under the Performance Plan are contingent and only become payable if the Company achieves the Performance Plan’s established share price targets of $11.17 and $25.45. See the section entitled “Narrative to Summary Compensation Table—Performance Plan” for a further description of the Performance Plan. Performance Plan minimum bonus award fair values are estimated using a Monte Carlo simulation approach in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 718, rather than the amounts payable to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the Performance Plan awards made to our named executive officers, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” and Notes 1 and 12 to the accompanying consolidated financial statements included in this Annual Report.

(2)
Amounts reflect the grant-date fair value of equity-based awards granted to our named executive officers, as applicable, including: (i) stock options in 2019 and 2018; and (ii) SARs in 2018. Both stock option and SARs fair values are estimated using the Black Scholes Option Pricing Model in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the options and SARs made to our named executive officers, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” and Notes 1 and 11 to the accompanying consolidated financial statements included in this Annual Report.

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

(1)
Amounts reflect the grant-date Black-Scholes value of stock awards and stock options granted during 2019, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to calculate the value of all stock awards and option awards made to our directors, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Share-Based Compensation” and Notes 1 and 11 to the accompanying consolidated financial statements included in this Annual Report. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.

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

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following financial statements are included in this Annual Report on Form 10-K/A:

(1)	List of Financial Statements:
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.

(2)	List of Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.

(3)	List of Exhibits.

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.1	September 27, 2016
3.2		Amended and Restated Bylaws of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.2	September 27, 2016
4.1		Form of Common Stock Certificate.		S-1	333-213276	4.1	September 8, 2016
4.2		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.		10-K	001-37880	4.2	February 24, 2020
4.3		Warrant Agreement, by and between Novan, Inc. and American Stock Transfer & Trust Company, LLC, dated January 9, 2018 and Form of Warrant.		8-K	001-37880	4.1	January 9, 2018
4.4		Registration Rights Agreement, dated August 30, 2019, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-378880	4.1	September 5, 2019
10.1	#	Form of Director and Executive Officer Indemnification Agreement.		S-1	333-213276	10.1	August 24, 2016
10.2	#	2008 Stock Plan, as amended, and form of option agreements thereunder.		S-1	333-213276	10.2	August 24, 2016
10.3	#	2016 Incentive Award Plan, as amended and restated.		8-K	001-37880	10.1	September 5, 2019
10.4	#	Senior Executive Annual Incentive Plan.		10-K	001-37880	10.4	March 20, 2017
10.5	#	Tangible Stockholder Return Plan, dated August 2, 2018 (as amended and restated November 2, 2018).		10-Q	001-37880	10.4	November 8, 2018
10.6	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.1	November 14, 2016
10.7	#	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.2	November 14, 2016
10.8	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Non-Employee Directors under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.3	November 14, 2016
10.9	#	Form of Employment Inducement Stock Option Agreement		10-Q	001-37880	10.3	August 8, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.10	#	Employment Agreement, dated March 16, 2017, by and between Novan, Inc. and Paula Brown Stafford, as amended October 12, 2017 and March 14, 2018.		10-K	001-37880	10.16	March 27, 2018
10.11	#	Employment Agreement, dated January 29, 2019, by and between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.14	March 27, 2019
10.12	#	Amended and Restated Employment Agreement dated December 17, 2019, by and between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.12	February 24, 2020
10.13	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.13	February 24, 2020
10.14	#	Employment Agreement, dated August 8, 2018, by and between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.2	November 8, 2018
10.15	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.3	November 8, 2018
10.16	#	Non-employee Director Compensation Policy.		10-Q	001-37880	10.1	August 8, 2018
10.17	†	Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012, and as amended on November 30, 2012.		S-1/A	333-213276	10.7	September 8, 2016
10.18	†	Second Amendment, dated April 12, 2016, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-Q	001-37880	10.4	November 14, 2016
10.19	†	Third Amendment, dated November 1, 2018, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-K	001-37880	10.23	March 27, 2019
10.20	†	UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.8	August 24, 2016
10.21	†	First Amendment, dated October 13, 2017, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.21	March 27, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.22	†	Second Amendment, dated November 2, 2018, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.26	March 27, 2019
10.23	†	Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.9	August 24, 2016
10.24	†	First Amendment, dated October 13, 2017, to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.23	March 27, 2018
10.25	†	Second Amendment, dated November 2, 2018 to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.29	March 27, 2019
10.26	†	License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.17	March 20, 2017
10.27	†	First Amendment, dated January 12, 2017 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.18	March 20, 2017
10.28	†	Second Amendment, dated October 5, 2018 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-Q	001-37880	10.1	November 5, 2018
10.29		Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC, as amended on January 6, 2015.		S-1	333-213276	10.11	August 24, 2016
10.30		Second Amendment, dated as of September 12, 2016, to the Lease, dated as of August 17, 2015, by and between Novan, Inc. and Durham Hopson Road, LLC.		10-Q	001-37880	10.7	November 14, 2016
10.31	†	Royalty and Milestone Payments Purchase Agreement, dated April 29, 2019, by and between Novan, Inc. and Reedy Creek Investments LLC.		10-Q	001-37880	10.1	August 13, 2019

INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.32	†	Development Funding and Royalties Agreement, dated May 4, 2019, by and between Novan, Inc. and Ligand Pharmaceuticals Incorporated.		10-Q	001-37880	10.2	August 13, 2019
10.33		Common Stock Purchase Agreement, dated August 30, 2019, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	September 5, 2019
23.1		Consent of BDO USA, LLP.	X
31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS		XBRL Instance Document.	X
101.SCH		XBRL Taxonomy Extension Schema Document.	X
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF		XBRL Taxonomy Extension Definition Document.	X
101.LAB		XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document.	X

†	Portions of this exhibit (indicated by asterisks) have been omitted pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novan, Inc.

Date: May 20, 2020	By:	/s/ Paula Brown Stafford
Paula Brown Stafford
President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paula Brown Stafford	President, Chief Executive Officer and Director	May 20, 2020
Paula Brown Stafford
/s/ John M. Gay	Vice President, Finance and Corporate Controller (Principal Financial Officer)	May 20, 2020
John M. Gay
/s/ Andrew J. Novak	Vice President, Accounting and Business Operations (Principal Accounting Officer)	May 20, 2020
Andrew J. Novak
/s/ Robert A. Ingram	Chairman of the Board	May 20, 2020
Robert A. Ingram
/s/ W. Kent Geer	Director	May 20, 2020
W. Kent Geer
/s/ Robert J. Keegan	Director	May 20, 2020
Robert J. Keegan
/s/ John Palmour	Director	May 20, 2020
John Palmour
/s/ Machelle Sanders	Director	May 20, 2020
Machelle Sanders