Form 10-Q
period 2020-06-30
Novan, Inc.
filed 2020-08-14
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 10, 2020, there were 137,468,382 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$35,458	$13,711
Contracts and grants receivable	221	419
Deferred offering costs	58	49
Prepaid expenses and other current assets	1,014	1,545
Assets held for sale	977	—
Total current assets	37,728	15,724
Restricted cash	539	540
Intangible assets	75	75
Other assets	359	419
Property and equipment, net	6,340	10,506
Right-of-use lease assets	1,816	1,833
Total assets	$46,857	$29,097
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,269	$1,602
Accrued compensation	626	437
Accrued outside research and development services	468	1,013
Accrued legal and professional fees	258	616
Other accrued expenses	738	553
Deferred revenue, current portion	4,401	4,428
Research and development service obligation liability, current portion	559	3,088
Lease liabilities, current portion	1,172	1,162
Total current liabilities	9,491	12,899
Deferred revenue, net of current portion	4,860	7,076
Paycheck Protection Program loan	956	—
Lease liabilities, net of current portion	4,782	5,100
Research and development service obligation liability, net of current portion	1,374	727
Research and development funding arrangement liability, related party	25,000	25,000
Other long-term liabilities	431	578
Total liabilities	46,894	51,380
Commitments and contingencies (Note 8)
Stockholders’ deficit
Common stock $0.0001 par value; 200,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 119,431,547 and 26,744,300 shares issued as of June 30, 2020 and December 31, 2019, respectively; 119,422,047 and 26,734,800 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	12	3
Additional paid-in capital	234,343	197,853
Treasury stock at cost, 9,500 shares as of June 30, 2020 and December 31, 2019	(155)	(155)
Accumulated deficit	(234,237)	(219,984)
Total stockholders’ deficit	(37)	(22,283)
Total liabilities and stockholders’ deficit	$46,857	$29,097

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
License and collaboration revenue	$1,100	$1,101	$2,124	$2,201
Government research contracts and grants revenue	221	—	410	—
Total revenue	1,321	1,101	2,534	2,201
Operating expenses:
Research and development	3,761	6,189	8,677	11,016
General and administrative	3,232	3,311	5,739	6,305
Impairment loss on long-lived assets	2,421	—	2,421	—
Total operating expenses	9,414	9,500	16,837	17,321
Operating loss	(8,093)	(8,399)	(14,303)	(15,120)
Other income (expense), net:
Interest income	10	68	45	96
Interest expense	—	(1)	—	(1)
Other income (expense)	(3)	36	5	92
Total other income (expense), net	7	103	50	187
Net loss and comprehensive loss	$(8,086)	$(8,296)	$(14,253)	$(14,933)
Net loss per share, basic and diluted	$(0.10)	$(0.32)	$(0.24)	$(0.57)
Weighted-average common shares outstanding, basic and diluted	80,603,166	26,069,734	58,823,521	26,067,909

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Deficit
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2020
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2019	26,734,800	$3	$197,853	$(155)	$(219,984)	$(22,283)
Share-based compensation	—	—	385	—	—	385
Common stock and pre-funded warrants issued pursuant to public offering, net	15,498,602	2	5,156	—	—	5,158
Exercise of pre-funded warrants related to public offering	4,333,334	—	—	—	—	—
Common stock and pre-funded warrants issued pursuant to registered direct offering, net	10,550,000	1	7,224	—	—	7,225
Exercise of pre-funded warrants related to registered direct offering	4,602,326	—	—	—	—	—
Exercise of common stock warrants	9,600,000	1	2,879	—	—	2,880
Common stock issued pursuant to common stock purchase agreement	700,000	—	442	—	—	442
Net loss	—	—	—	—	(6,167)	(6,167)
Balance as of March 31, 2020	72,019,062	$7	$213,939	$(155)	$(226,151)	$(12,360)
Share-based compensation	—	—	335	—	—	335
Exercise of pre-funded warrants related to registered direct offering	3,452,326	—	—	—	—	—
Exercise of common stock warrants	8,610,667	1	2,582	—	—	2,583
Common stock issued pursuant to common stock purchase agreements	35,339,992	4	17,487	—	—	17,491
Net loss	—	—	—	—	(8,086)	(8,086)
Balance as of June 30, 2020	119,422,047	$12	$234,343	$(155)	$(234,237)	$(37)

	Six Months Ended June 30, 2019
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2018	26,056,735	$3	$195,483	$(155)	$(188,893)	$6,438
Share-based compensation	—	—	168	—	—	168
Exercise of stock options	12,999	—	10	—	—	10
Net loss	—	—	—	—	(6,637)	(6,637)
Adoption of new accounting standards	—	—	—	—	(714)	(714)
Balance as of March 31, 2019	26,069,734	$3	$195,661	$(155)	$(196,244)	$(735)
Share-based compensation	—	—	245	—	—	245
Net loss	—	—	—	—	(8,296)	(8,296)
Balance as of June 30, 2019	26,069,734	$3	$195,906	$(155)	$(204,540)	$(8,786)
The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(14,253)	$(14,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	987	1,021
Impairment loss on long-lived assets	2,421	—
Share-based compensation	691	1,754
Shares issued to Aspire Capital as commitment fee	848	—
Loss on disposal and write-offs of property and equipment	44	32
Changes in operating assets and liabilities:
Contracts and grants receivable	198	—
Prepaid expenses and other current assets	531	(130)
Accounts payable	(333)	(293)
Accrued compensation	189	(55)
Accrued outside research and development services	(545)	226
Accrued legal and professional fees	(358)	(162)
Other accrued expenses	264	(238)
Deferred revenue	(2,243)	2,259
Advanced payment for research and development service obligation	—	12,000
Research and development service obligation liabilities	(1,882)	(2,193)
Other long-term assets and liabilities	(349)	(214)
Net cash used in operating activities	(13,790)	(926)
Cash flow from investing activities:
Purchases of property and equipment	(357)	(33)
Proceeds from the sale of property and equipment	15	—
Net cash used in investing activities	(342)	(33)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	12,577	—
Proceeds from exercise of common stock warrants	5,463	—
Proceeds from Paycheck Protection Program loan	956	—
Proceeds from issuance of common stock under common stock purchase agreement	17,085	—
Payments related to public offering costs	(178)	—
Payments of offering costs related to new registration statement	(25)	—
Proceeds from research and development funding arrangement	—	25,000
Proceeds from exercise of stock options	—	10
Net cash provided by financing activities	35,878	25,010
Net increase in cash, cash equivalents and restricted cash	21,746	24,051
Cash, cash equivalents and restricted cash as of beginning of period	14,251	8,733
Cash, cash equivalents and restricted cash as of end of period	$35,997	$32,784

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs reclassified to additional paid-in capital	$16	$—
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$35,458	$22,438
Restricted cash included in current assets	—	8,286
Restricted cash included in noncurrent assets	539	2,060
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$35,997	$32,784

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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•	The Company has reported a net loss in all fiscal periods since inception and, as of June 30, 2020, the Company had an accumulated deficit of $234,237.

•	As of June 30, 2020, the Company had a total cash and cash equivalents balance of $35,458.

•
As described in Note 10—Stockholders’ Equity (Deficit), in June 2020 the Company entered into a common stock purchase agreement (the “June 2020 Aspire CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”). The June 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of August 30, 2019, between the Company and Aspire Capital (the “2019 Aspire CSPA”). During the six months ended June 30, 2020, the Company received aggregate net proceeds of $17,085 from the August 2019 CSPA and June 2020 Aspire CSPA.

•
As described in Note 10—Stockholders’ Equity (Deficit), in early March 2020 the Company completed a public offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and common warrants to purchase common stock pursuant to the Company’s then effective shelf registration statement (the “March 2020 Public Offering”). Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. The

Company has also received proceeds from the exercises of common warrants issued in the March 2020 Public Offering of approximately $5,463 through June 30, 2020.

•
As described in Note 10—Stockholders’ Equity (Deficit), in late March 2020 the Company completed a registered direct offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) pursuant to the Company’s then effective shelf registration statement (the “March 2020 Registered Direct Offering”). Net proceeds from the offering were approximately $7,225 after deducting fees and commissions and offering expenses of approximately $774.

The evaluation is also based on other relevant conditions that are known or reasonably knowable at the date that the financial statements are issued, including ongoing liquidity risks faced by the Company, the Company’s conditional and unconditional obligations due or anticipated within one year, the funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows, and other conditions and events that, when considered in conjunction with the above, may adversely affect the Company’s ability to meet its obligations. Based on the assessment of management’s plan, the Company has concluded that there are no conditions or events, in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least one year from the date the financial statements are issued. The Company will continue to evaluate this going concern assessment in connection with the preparation of its quarterly and annual financial statements based upon relevant facts and circumstances, including but not limited to, its cash and cash equivalents balance and its operating forecast and related cash projection.
The Company believes that its existing cash and cash equivalents balance as of June 30, 2020, plus (i) approximately $13,071 of proceeds received in July 2020 from the further sale of common stock under the Company’s common stock purchase agreements with Aspire Capital, including the common stock purchase agreement entered into in July 2020 (the “July 2020 Aspire CSPA”), described in Note 15—Subsequent Events, and (ii) expected contractual payments to be received in connection with existing licensing agreements, will provide it with adequate liquidity to fund its operating needs through at least the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with an additional confirmatory Phase 3 trial for SB206 as a treatment for molluscum (the “B-SIMPLE4 trial”), and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other new late-stage clinical development programs and proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. Further advancement of the SB206 molluscum program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical development program across the Company’s platform, is subject to securing significant additional funding or strategic partnering, and has been and may be further impacted by the COVID-19 pandemic.
However, the Company will need significant additional funding to continue its operating activities and make further advancements in its product development programs beyond those currently included in its operating forecast and related cash projection. The Company does not currently have sufficient funds to complete development and commercialization of any of its product candidates. The inability of the Company to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company needs and intends to pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s recent equity issuances during the six month period ended June 30, 2020, have resulted in significant dilution to its existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to the Company’s existing stockholders. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of its assets, such as a sale of its dermatology platform assets, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to the Company. Under these circumstances, the Company could instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
COVID-19
In December 2019, the novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes novel coronavirus disease 2019 (“COVID-19”) was reported in China, and in March 2020, the World Health Organization declared it a pandemic. The extent to which COVID-19 and global efforts to contain its spread will impact the

Company’s business including its operations, preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19. The timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 has impacted the trial execution plans of the Company’s B-SIMPLE4 Phase 3 trial for SB206, and while the Company is targeting enrolling the first patient in the trial in September 2020, the Company is continuing to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206, including any potential delay, postponement or other impacts to the trial. Despite disruptions to the Company’s business operations and the business operations of third parties on which the Company relies, the COVID-19 pandemic has not significantly impacted the Company’s operating results and financial condition to date. However, at this time, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.
Classification of Warrants Issued in Connection with Offerings of Common Stock
The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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

Restatement of Previously Issued Financial Statements
On May 14, 2020, the Company revised its prior position on accounting for warrants and concluded that its previously issued consolidated financial statements for the year ended December 31, 2018, and all quarterly periods of 2019 and 2018 (the “Affected Periods”) should not be relied upon because of a misapplication in the guidance on warrant accounting. On May 20, 2020, the Company restated its consolidated financial statements for all Affected Periods in its Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2019.  As such, the comparative information provided for the three and six months ended June 30, 2019 contained in the preceding condensed consolidated financial statements and the accompanying footnotes reflect these previously restated amounts.
Restricted Cash
Restricted cash as of June 30, 2020 and December 31, 2019 includes funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company.
Assets Held for Sale
The Company generally considers assets to be held for sale when (i) the Company commits to a plan to sell the assets, (ii) the assets are available for immediate sale in their present condition, (iii) the Company has initiated an active program to locate a buyer and other actions required to complete the plan to sell the assets, (iv) consummation of the planned sale transaction is probable, (v) the assets are being actively marketed for sale at a price that is reasonable in relation to their current fair value, (vi) the transaction is expected to qualify for recognition as a completed sale, within one year, and (vii) significant changes to or withdrawal of the plan is unlikely. Following the classification of any depreciable assets within a disposal group as held for sale, the Company discontinues depreciating the asset and writes down the asset to the lower of carrying value or fair market value less cost to sell, if needed. As described in Note 14—Assets Held for Sale, Impairment Charges, on June 29, 2020, actions taken by the Company caused certain property and equipment assets to meet the relevant criteria for classification and reporting as held for sale.
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
As described in Note 15—Subsequent Events, on July 16, 2020, the Company entered into a lease termination agreement, which provided for the early termination of the existing lease for the Company’s corporate headquarters and sole research, development and manufacturing facility. In contemplation of this transaction, during June 2020, the Company decommissioned the areas within the facility, as well as the associated equipment, that supported the Company’s large scale cGMP drug manufacturing capability in preparation for execution of the lease termination agreement. The performance of decommissioning activities as noted above was considered to be a triggering event that caused the Company to evaluate its long-lived assets for impairment as of June 29, 2020, principally its right of use lease asset and its property, plant and equipment, including leasehold improvements. See Note 14—Assets Held for Sale, Impairment Charges for a discussion of the Company’s evaluation of its long-lived assets for impairment.
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and six months ended June 30, 2020 and 2019 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	June 30,
	2020	2019
Warrants to purchase common stock associated with January 2018 public offering (Note 10)	10,000,000	10,000,000
Warrants to purchase common stock associated with March 2020 public offering (Note 10)	3,467,625	—
Warrants to purchase common stock associated with March 2020 registered direct offering (Note 10)	558,140	—
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	1,900,329	1,522,300
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	600,000	—
Inducement stock options outstanding (Note 11)	94,000	100,500
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
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $1,100, or approximately 83% of total revenue, and $2,124 or 84% of total revenue, during the three and six months ended June 30, 2020, respectively. During the three and six months ended June 30, 2019, 100% of revenue was generated from the Company’s licensing partner in Japan.
Recently Issued Accounting Standards
Accounting Pronouncements Adopted
In August 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This guidance is intended to improve the effectiveness of disclosure requirements on fair value measurements in Topic 820. The new standard modifies certain disclosure requirements and is effective for annual reporting periods beginning after December 15, 2019. This ASU was effective for the Company as of January 1, 2020. The adoption of this new accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In October 2018, the FASB issued ASU No. 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This guidance is intended to improve the accounting for variable interest entities and whether the entity should be consolidated. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU was effective for the Company as of January 1, 2020. The adoption of this new accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.
In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This guidance is intended to reduce diversity in practice and clarify the interaction between Topic 808, Collaborative Arrangements, and Topic 606, Revenue from Contracts with Customers. This ASU provided guidance on whether certain transactions between collaborative arrangement participants should be accounted for with revenue under Topic 606. This guidance is effective for annual reporting periods beginning after December 15, 2019, including interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU was effective for the Company as of January 1, 2020. The adoption of this new accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.
Accounting Pronouncements Being Evaluated
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance is intended to improve consistent application and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.
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
License of existing and potential future intellectual property to KNOW Bio.  The Company and KNOW Bio entered into an exclusive license agreement dated December 29, 2015 (the “KNOW Bio License Agreement”). Pursuant to the terms of the KNOW Bio License Agreement, the Company granted to KNOW Bio exclusive licenses, with the right to sublicense, under certain United States and foreign patents and patent applications that were controlled by the Company as of December 29, 2015 or that became controlled by the Company between that date and December 29, 2018, directed towards nitric-oxide releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds and other nitric oxide-based therapeutics.
Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from the University of North Carolina at Chapel Hill (“UNC”) under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the six months ended June 30, 2020 and 2019.

Amendments to License and Sublicense Agreements with KNOW Bio
On October 13, 2017, the Company and KNOW Bio entered into certain amendments to the Original KNOW Bio Agreements (the “KNOW Bio Amendments”). Pursuant to the terms of the KNOW Bio Amendments, the Company re-acquired from KNOW Bio exclusive, worldwide rights under certain United States and foreign patents and patent applications controlled by the Company as of December 29, 2015, and that became controlled by the Company between December 29, 2015 and December 29, 2018, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses (the “Oncovirus Field”). The Company also obtained a three-year exclusive option, subject to payment of separate option exercise fees, to include up to four additional specified oncoviruses in the Oncovirus Field.
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
UNC License Agreement
The UNC License Agreement provides the Company with an exclusive license to issued patents and pending applications directed to the Company’s library of Nitricil compounds, including patents issued in the United States, Japan and Australia, with claims intended to cover NVN1000, the NCE for the Company’s current product candidates. The UNC License Agreement requires the Company to pay UNC up to $425 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees.
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
Sato is responsible for funding the development and commercial costs for the program that are specific to Japan. The Company is obligated to perform certain oversight, review and supporting activities for Sato, including: (i) using commercially reasonable efforts to obtain marketing approval of SB204 and SB206 in the United States; (ii) sharing all future scientific information the Company may obtain during the term of the Amended Sato Agreement pertaining to SB204 and SB206; (iii) performing certain additional preclinical studies if such studies are deemed necessary by the Japanese regulatory authority, up to and not to exceed a total cost of $1,000; and (iv) participating in a joint committee that oversees, reviews and approves Sato’s development and commercialization activities under the Amended Sato Agreement. Additionally, the Company has granted Sato the option to use the Company’s trademarks in connection with the commercialization of licensed products in the licensed territory for no additional consideration, subject to the Company’s approval of such use.
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
The Sato Agreement also provides that the two parties agree to negotiate in good faith the terms of a commercial supply agreement pursuant to which the Company or a third-party manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory. The Company concluded this obligation to negotiate the terms of a commercial supply agreement does not create (i) a legally enforceable obligation under which the Company may have to perform and supply Sato with API for commercial manufacturing; or (ii) a material right because the incremental commercial supply fee consideration framework in the Sato Agreement is representative of a stand-alone selling price for the supply of API and does not represent a discount. Therefore, this contract provision is not considered to be a promise to deliver goods or services and is not a performance obligation or part of the combined single performance obligation described above.

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
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to June 30, 2020; or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:

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

The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2019	$8,974	$20,478	$11,504

June 30, 2020	$8,895	$18,156	$9,261

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2019	$4,428	$7,076	$11,504

June 30, 2020	$4,401	$4,860	$9,261
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset). The change in the net deferred revenue balance during the three and six months ended June 30, 2020 was associated with the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue). During the three and six months ended June 30, 2020, the Company recognized $1,100 and $2,124, respectively, in license and collaboration revenue under this agreement. During the three and six months ended June 30, 2019, Company recognized $1,101 and $2,201, respectively, in license and collaboration revenue under this agreement.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of June 30, 2020 and therefore, is currently fully constrained and excluded from the transaction price.
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
Prior to the Sato Amendment, the Company estimated the Sato Agreement development timeline for the SB204 product candidate to be approximately 5 years, starting in February 2017 and completing in the first quarter of 2022. With the Amended Sato Agreement, the Company and Sato are now developing both the SB204 and SB206 product candidates for the Japan territory. The parties continue to work collaboratively to reach agreement, but have not yet reached agreement, with respect to the combined SB204 and SB206 development plan for the Japan territory, including a corresponding timeline and estimated duration for the combined development program. The Company’s current estimated timeline is 7.5 years, starting in February 2017 and completing in the third quarter of 2024. The Company monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. The Company expects to complete its reassessment of the estimated performance period during the second half of 2020, as the Company and Sato continue to evaluate how the combined SB204 and SB206 development program timeline in Japan may potentially be affected by various factors, including (i) the results from the Company’s SB206 Phase 3 trials in the United States, including but not limited to top-line efficacy results announced in January 2020, (ii) the Company’s plans and timelines for the B-SIMPLE4 trial in the United States, which has been and may be further impacted by the COVID-19 pandemic, and (iii) the Company’s in-house drug manufacturing capabilities and the progression of the Company’s manufacturing technology transfer projects with third-party contract manufacturing organizations. Therefore, if the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
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

Performance Obligations under the Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of June 30, 2020 was $9,261. The Company expects to recognize approximately 24% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Amended Sato Agreement that are contingent upon future sales.
Government Contracts and Grant Revenue
The Company assessed the following federal grants in accordance with Topic 958 and concluded that both represent conditional non-exchange transactions.
In August 2019, the Company received a Phase 1 federal grant of approximately $223 (the “NIH Phase 1 Grant”) from the National Institutes of Health (the “NIH”). The funds are to be used to advance formulation development of a nitric oxide-containing intravaginal gel (WH602) designed to treat high-risk human papilloma virus (“HPV”) infections that can lead to cervical intraepithelial neoplasia (“CIN”). The specific focus is to ensure the nitric oxide delivery from the gel replicates doses of nitric oxide previously demonstrated to be effective against HPV in the Company’s clinical and in vitro studies. Revenue recognized under the NIH Phase 1 Grant was $5 and $29 during the three and six months ended June 30, 2020, respectively.
In February 2020, following the successful progression of the NIH Phase 1 Grant, the Company was awarded a Phase 2 federal grant of approximately $997 from the NIH (the “NIH Phase 2 Grant”) that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. The NIH Phase 2 Grant funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company may be eligible to receive additional funding as part of the NIH Phase 2 Grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term. No revenue was recognized under the NIH Phase 2 Grant during the three and six months ended June 30, 2020.
In September 2019, the Company received a grant from the United States Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant will support the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant will support the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $216 and $381 during the three and six months ended June 30, 2020, respectively.
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
The Company determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements. The Company concluded that there has not been a substantive and genuine transfer of risk related to the Purchase Agreement as (i) Reedy Creek has the opportunity to recover its investment regardless of the outcome of the research and development programs within the scope of the agreement (prior to commercialization of any in scope assets through potential out-licensing agreements and related potential future milestone payments); and (ii) there is a presumption that the Company is obligated to pay Reedy Creek amounts equal to its investment based on the related party relationship at the time the parties entered into the Purchase Agreement. The Purchase Agreement is a broad funding arrangement, due to (i) the multi-asset, or portfolio approach including three developmental assets that are within the scope of the arrangement; and (ii) Reedy Creek’s approximate 5% ownership of the outstanding shares of common stock of the Company at the time of entry into the Purchase Agreement.
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
The Company amortizes the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs incurred by the Company during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States The ratable Ligand funding is presented within the consolidated statement of operations as an offset to research and development expenses associated with the SB206 program. During the quarter ended June 30, 2020, the Company completed a reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval, including consideration of how such estimated costs may potentially be affected by various regulatory, clinical development, and drug manufacturing and supply factors. During this reassessment, the Company concluded that the incremental costs associated with the conduct of the additional B-SIMPLE4 clinical trial would be excluded from the total cost basis used to amortize the liability because they were not contemplated within the Ligand Funding Agreement. The reassessment also concluded that the other projected costs to progress SB206 to a planned regulatory approval in the United States, most of which are regulatory costs associated with the NDA submission process, did not materially change and did not have a material effect on the amortization of the liability.
The initial restricted cash balance was also reduced ratably during interim reporting periods in 2019 in a manner consistent with the amortization method for the Ligand funding liability balance. As of December 31, 2019, the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12,000 purchase price, causing the aforementioned repayment provision provided for in the Funding Agreement to no longer be enforceable. Therefore, the Company reported no restricted cash balance related to the Funding Agreement, as of December 31, 2019 or June 30, 2020 in its condensed consolidated balance sheet.
For the three and six months ended June 30, 2020, the Company recorded $369 and $1,882, respectively, as contra-research and development expense related to the SB206 developmental program, funded by Ligand. For each of the three and six month periods ended June 30, 2019, the Company recorded $2,193 as contra-research and development expense related to the SB206 developmental program, funded by Ligand.
Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Computer equipment	$575	$575
Furniture and fixtures	305	305
Laboratory equipment	8,077	7,898
Office equipment	339	339
Leasehold improvements	7,053	7,068
Property and equipment, gross	16,349	16,185
Less: Accumulated depreciation and amortization	(6,611)	(5,679)
Property and equipment, net of accumulated depreciation and amortization	9,738	$10,506
Less: Impairment charges on assets held and used or upon classification of assets held for sale	(2,421)	—
Property and equipment, net of accumulated depreciation and impairment charge	7,317	10,506
Less: Property and equipment reclassified to assets held for sale, net	(977)	—
Property and equipment, net of assets classified as held for sale	$6,340	$10,506
Depreciation and amortization expense was $492 and $987 for the three and six months ended June 30, 2020, respectively, and $518 and $1,021 for the three and six months ended June 30, 2019, respectively. As discussed in Note 14—Assets Held for Sale, Impairment Charges, the Company met the relevant criteria for reporting certain property and equipment as held for sale on June 29, 2020, and as a result, the Company stopped recording depreciation expense on that date and assessed the property and equipment assets for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment. The Company also assessed its remaining property and equipment held for use for potential impairment as of June 29, 2020, as discussed in Note 14—Assets Held for Sale, Impairment Charges.
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
The interest rate implicit in the Company’s lease contracts is typically not readily determinable and as such, the Company uses its incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment. The weighted average discount rate utilized on the Company’s operating lease liabilities as of June 30, 2020 was 9.85%. The weighted average remaining lease term for the Company’s operating leases as of June 30, 2020 was 6 years.
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
Rent expense, including both short-term and variable lease components associated with the primary facility lease, was $171 and $395 for the three and six months ended June 30, 2020, and $273 and $430 for the three and six months ended June 30, 2019, respectively.
See Note 14—Assets Held for Sale, Impairment Charges for the Company’s assessment of the right of use asset for potential impairment as of June 29, 2020.
See Note 15—Subsequent Events regarding the Company's termination of the Primary Facility Lease in July 2020, and the concurrent execution of a sublease agreement.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of June 30, 2020.
See Note 3—Research and Development Licenses regarding the Company’s research and development license agreements.
See Note 6—Research and Development Arrangements regarding the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand.

See Note 10—Stockholders’ Equity (Deficit) regarding outstanding warrants relating to the January 2018 Public Offering, the March 2020 Public Offering and the March 2020 Registered Direct Offering.
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
Compensatory Obligations
In conjunction with the departures of two former Company officers in 2019, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized related severance expense of $0 and $878, during the six months ended June 30, 2020 and 2019, respectively. The accrued severance obligation in respect of the two former officers was $33 as of December 31, 2019 and was fully paid as of June 30, 2020.
As part of a strategic objective to reduce the Company’s costs related to internal resources, facilities, and infrastructure capabilities, the Company took actions in February 2020 to reduce the Company’s internal resources. Employee severance costs associated with this action were $59, which were expensed during the first quarter of 2020. As of June 30, 2020, there were no severance costs accrued in the accompanying condensed consolidated balance sheet.
See Note 11—Share-Based Compensation regarding the Stock Appreciation Rights granted in January 2020.
See Note 12—Tangible Stockholder Return Plan regarding the Tangible Stockholder Return Plan adopted in August 2018.
Note 9: Paycheck Protection Program
On April 22, 2020, the Company entered into a promissory note (the “Note”) evidencing an unsecured loan in the amount of approximately $956 made to the Company (the “Loan”) under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the United States Small Business Administration (the “SBA”). The Loan to the Company was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial six-month deferment period and may be prepaid by the Company at any time prior to the April 22, 2022 maturity date without penalty.
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
Through June 30, 2020, warrant holders exercised a total of 4,333,334 CMPO Pre-Funded Warrants and 18,210,667 CMPO Common Warrants. As of June 30, 2020, there were 2,872,667 CMPO Common Warrants and 594,958 CMPO UW Warrants outstanding. As of June 30, 2020, all of the CMPO Pre-Funded Warrants had been exercised in full, such that there were no more CMPO Pre-Funded Warrants outstanding as of such date. Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital. In addition, proceeds from the exercises of CMPO Common Warrants were approximately $5,463 through June 30, 2020.
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
Through June 30, 2020, warrant holders exercised all of the 8,054,652 RDO Pre-Funded Warrants that were issued. As of June 30, 2020, there were no RDO Pre-Funded Warrants and 558,140 RDO PA Warrants outstanding.

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
Aspire Common Stock Purchase Agreements
June 2020 Aspire CSPA
On June 15, 2020, the Company entered into the June 2020 Aspire CSPA with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the Purchase Agreement. The June 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of August 30, 2019, between the Company and Aspire Capital (the “2019 Aspire CSPA”), which was terminated under the terms of the June 2020 Aspire CSPA. See below for terms of the 2019 Aspire CSPA.
Concurrently with entering into the June 2020 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended (the “Securities Act”), registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the June 2020 Aspire CSPA. On June 17, 2020, the Company filed with the SEC, a prospectus supplement to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.
Under the terms of the June 2020 Aspire CSPA, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “June 2020 Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 300,000 shares of the Company’s common stock per business day, up to an aggregate of $20,000 of the Company’s common stock, at a per share price (the “June 2020 Purchase Price”) equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of the Company’s common stock that may be purchased per trading day pursuant to the terms of the June 2020 Aspire CSPA to up to 2,000,000 shares.
In addition, on any date on which the Company submits a June 2020 Purchase Notice to Aspire Capital in an amount equal to 300,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “June 2020 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “June 2020 VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such June 2020 VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the June 2020 VWAP Purchase Date.

The June 2020 Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the June 2020 Purchase Price. The Company may deliver multiple June 2020 Purchase Notices and June 2020 VWAP Purchase Notices to Aspire Capital from time to time during the term of the June 2020 Aspire CSPA, so long as the most recent purchase has been completed.
The June 2020 Aspire CSPA provides that the Company and Aspire Capital shall not effect any sales under the June 2020 Aspire CSPA on any purchase date where the closing sale price of the Company’s common stock is less than $0.15. There are no trading volume requirements or restrictions under the June 2020 Aspire CSPA, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the June 2020 Aspire CSPA. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the June 2020 Aspire CSPA. The June 2020 Aspire CSPA may be terminated by the Company at any time, at its discretion, without any penalty or additional cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the June 2020 Aspire CSPA. Any proceeds the Company receives under the June 2020 Aspire CSPA are expected to be used for working capital and general corporate purposes.
The June 2020 Aspire CSPA provides that the number of shares that may be sold pursuant to the June 2020 Aspire CSPA will be limited to 15,859,487 shares (the “June 2020 Exchange Cap”), which represents 19.99% of the Company’s outstanding shares of common stock on June 15, 2020, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Global Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the June 2020 Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the June 2020 Aspire CSPA is equal to or greater than $0.414, which is the price equal to the closing sale price of the Company’s common stock immediately preceding the execution of the June 2020 Aspire CSPA. The Company is not required or permitted to issue any shares of common stock under the June 2020 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company may, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
In consideration for entering into the June 2020 Aspire CSPA, upon satisfaction of certain conditions under the June 2020 Aspire CSPA, the Company issued to Aspire Capital 1,449,275 shares of the Company’s common stock (the “June 2020 Commitment Shares”). These June 2020 Commitment Shares valued at approximately $848 were recorded in June 2020 as non-cash costs of equity financing.
As of June 30, 2020, the Company has sold 30,025,000 shares of common stock at an average price of $0.49 per share under the June 2020 Aspire CSPA, for total proceeds of $14,805. As of June 30, 2020, the Company had remaining availability for sales of its common stock under the June 2020 Aspire CSPA of up to $5,195.
See Note 15—Subsequent Events regarding the Company's entering into another common stock purchase agreement with Aspire Capital dated July 21, 2020, which replaced the June 2020 Aspire CSPA.
2019 Aspire CSPA
On August 30, 2019, the Company entered into the 2019 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the Purchase Agreement. Concurrently with entering into the 2019 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s common stock that have been and may be issued to Aspire Capital under the 2019 Aspire CSPA. On September 16, 2019, the Company filed with the SEC, a prospectus to the effective Registration Statement on Form S-1 (File No. 333-233632) registering 7,032,630 shares of common stock that have been and may be offered to Aspire Capital from time to time under the 2019 Aspire CSPA.
Under the terms of the 2019 Aspire CSPA, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “2019 Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 100,000 shares of the Company’s common stock per business day, up to $25,000 of the Company’s common stock in the aggregate at a per share price (the “2019 Purchase Price”) equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date, or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date could not exceed $500.
In addition, on any date on which the Company submitted a 2019 Purchase Notice to Aspire Capital in an amount equal to 100,000 shares, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “2019 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “2019 VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice was generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.
The 2019 Purchase Price would have been adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the 2019 Purchase Price. The Company could deliver multiple 2019 Purchase Notices and 2019 VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2019 Aspire CSPA, so long as the most recent purchase has been completed.
The 2019 Aspire CSPA provided that the Company and Aspire Capital would not effect any sales under the 2019 Aspire CSPA on any purchase date where the closing sale price of the Company’s common stock was less than $0.25. There were no trading volume requirements or restrictions under the 2019 Aspire CSPA, and the Company controlled the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the 2019 Aspire CSPA. There were no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the 2019 Aspire CSPA. The 2019 Aspire CSPA could be terminated by the Company at any time, at its discretion, without any penalty or additional cost to the Company. Aspire Capital agreed that neither it nor any of its agents, representatives and affiliates would engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the 2019 Aspire CSPA. Any proceeds the Company received under the 2019 Aspire CSPA were used for working capital and general corporate purposes.
The 2019 Aspire CSPA provided that the number of shares that may be sold pursuant to the 2019 Aspire CSPA will be limited to 5,211,339 shares (the “2019 Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock on August 30, 2019, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Global Market was obtained to issue more than 19.99%. This limitation did not apply if, at any time the 2019 Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the 2019 Aspire CSPA was equal to or greater than $2.17, which was the closing sale price of the Company’s common stock immediately preceding the execution of the 2019 Aspire CSPA. The Company was not required or permitted to issue any shares of common stock under the 2019 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company may, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
In consideration for entering into the 2019 Aspire CSPA, concurrently with the execution of the 2019 Aspire CSPA, the Company issued to Aspire Capital 345,622 shares of the Company’s common stock (the “Commitment Shares”). These Commitment Shares valued at $750 were recorded in 2019 as non-cash costs of equity financing.
In addition to the limitations noted above, pursuant to the securities purchase agreement relating to the March 26, 2020 Registered Direct Offering, the Company was prohibited from issuing additional securities in any variable rate transaction (as defined in the securities purchase agreement), including under the 2019 Aspire CSPA for a period of one year, unless, following the 60th day of the date of the securities purchase agreement, the VWAP (as defined in the securities purchase agreement) was greater than the per share purchase price of the March 2020 Registered Direct Offering for five consecutive trading days. In early June 2020, the Company’s stock price achieved a VWAP greater than the per share purchase price of the March 2020 Registered Direct Offering for five consecutive trading days. As such, in early June 2020, the prohibition related to issuing additional securities in any variable rate transaction, including the 2019 Aspire CSPA, was no longer applicable.

During the quarter ended June 30, 2020, the Company sold an aggregate of 3,865,717 shares of common stock to Aspire Capital under the 2019 Aspire CSPA, generating aggregate proceeds of $1,838. This is in addition to the 700,000 shares of common stock sold to Aspire Capital in the first quarter of 2020, for an aggregate of 4,565,717 shares sold under the 2019 Aspire CSPA for the six months ended June 30, 2020. From the inception of the 2019 Aspire CSPA through the termination of the 2019 Aspire CSPA on June 15, 2020 in connection with the Company entering into the June 2020 Aspire CSPA, the Company sold a total of 4,865,717 shares of common stock at an average price of $0.62 per share under the 2019 Aspire CSPA, for total proceeds of $3,026. There was no remaining availability for sales of its common stock under the 2019 Aspire CSPA when it was replaced by the June 2020 Aspire CSPA.
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of June 30, 2020 and December 31, 2019. There were 119,422,047 and 26,734,800 shares of voting common stock outstanding as of June 30, 2020 and December 31, 2019, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2020	December 31, 2019
Outstanding stock options (Note 11)	1,994,329	1,789,303
Warrants to purchase common stock issued in January 2018 Offering (Note 10)	10,000,000	10,000,000
Warrants to purchase common stock issued in March 2020 Public Offering (Note 10)	3,467,625	—
Warrants to purchase common stock issued in March 2020 Registered Direct Offering (Note 10)	558,140	—
Outstanding stock appreciation rights (Note 11)	600,000	1,000,000
For possible future issuance under 2016 Stock Plan (Note 11)	549,437	388,463
	17,169,531	13,177,766
Preferred Stock
The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of June 30, 2020 and December 31, 2019.
Note 11: Share-Based Compensation
2016 Stock Plan
During the six months ended June 30, 2020, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.
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
During the three and six months ended June 30, 2020, the Company recorded employee share-based compensation expense related to both SAR awards, of $29 and $91, respectively. During the three and six months ended June 30, 2019, the Company recorded employee share-based compensation expense related to the Martin SAR Award, of $409 and $416, respectively.
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
During the first quarter of 2020, the 25,000 Inducement Grants related to the September 6, 2019 award were forfeited in their entirety.
Stock Compensation Expense
During the three and six months ended June 30, 2020, the Company recorded employee share-based compensation expense of $419 and $691, respectively. During the three and six months ended June 30, 2019, the Company recorded employee share-based compensation expense of $1,540 and $1,754, respectively. Total share-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$303	$520	$511	$581
General and administrative	116	1,020	180	1,173
	$419	$1,540	$691	$1,754

Stock option activity for the six months ended June 30, 2020 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	1,789,303	$3.89
Options granted	417,000	0.46
Options forfeited	(211,974)	3.79
Options exercised	—	—
Options outstanding as of June 30, 2020	1,994,329	$3.18	7.89	$11
On February 13, 2020, the Company issued 383,000 stock options from the 2016 Plan, (the “Retention Grants”). These Retention Grants were issued to certain employees, vest quarterly and will be fully vested on December 31, 2020, provided that the grantee remains an employee or consultant to the Company as of each vesting date.
As of June 30, 2020, there were a total of 1,994,329 stock options outstanding, including 94,000 inducement grants. In addition, there were 549,437 shares available for future issuance under the 2016 Plan as of June 30, 2020.
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
During the three and six months ended June 30, 2020, the Company recorded adjustments to the fair value of the Performance Plan obligation in share-based compensation expense of an increase of $84 and a reduction of $29, respectively. During the three and six months ended June 30, 2019, the Company recorded employee share-based compensation expense related to the Performance Plan obligation of $885 and $924, respectively.
Note 13: Related Party Transactions
Members of the Company’s board of directors held 1,104,776 and 1,002,776 shares of the Company’s common stock as of June 30, 2020 and December 31, 2019, respectively.
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
Reedy Creek
Reedy Creek previously beneficially owned greater than 5% of the Company’s outstanding common stock and still holds approximately 3.9 million warrants, all of which was acquired during the Company’s January 2018 Offering. Accordingly, Reedy Creek was a related party of the Company at the time the Company entered into the purchase agreement with Reedy Creek described in Note 6—Research and Development Arrangements. The purchase agreement with Reedy Creek was evaluated and approved pursuant to the Company’s existing related party transactions policy.
2020 Registered Direct Offering
Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), a greater than 5% stockholder, purchased 6,200,000 shares of common stock and pre-funded warrants to purchase up to 2,602,326 shares of common stock for approximately $3,800 in the March

2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Sabby’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy.
Joseph Moglia, a greater than 5% stockholder, purchased 1,000,000 shares of common stock for $430 in the March 2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Mr. Moglia’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy.
Note 14: Assets Held for Sale, Impairment Charges
The Company has been pursuing a broader strategic plan since 2019 to shift its operating cost structure characteristics from fixed to variable, including efforts to reduce or offset its remaining fixed Primary Facility Lease obligation. The Morrisville, North Carolina facility underlying the Primary Facility Lease (the “Facility”) has served as the Company’s corporate headquarters and its sole research, development and manufacturing facility. Following the completion of a large-scale manufacturing campaign that produced clinical trial materials for the Company’s B-SIMPLE4 Phase 3 trial for SB206 in May 2020, and in contemplation of the lease termination transaction described in Note 15—Subsequent Events below, the Company initiated decommissioning of the Facility in June 2020, and on June 29, 2020, the physical removal of the primary components of the large-scale manufacturing process equipment from the Facility was deemed substantially complete. As a result of these decommissioning actions, the Company determined that as of June 29, 2020, the Company had fundamentally changed its intended use of the Facility and certain related assets, including (i) the removal of the Company’s large-scale cGMP drug manufacturing capability and (ii) the conditioning of the Facility to facilitate a transaction that reduces or offsets the Company’s remaining fixed Primary Facility Lease obligation. This fundamental change in the intended use of certain assets required the Company to reassess its historical asset groupings, which resulted in a change from a single, entity-level asset group to multiple asset groups based on the lowest level of separately identifiable cash flows. The multiple new asset groups identified during the reassessment are described in detail below.
As of June 30, 2020, the Company continued to utilize the Facility as its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities. On July 16, 2020, the Company entered into the lease termination transaction as described in Note 15—Subsequent Events. Subsequent to July 16, 2020, the Company intends to continue to utilize its sublet premises within the Facility as its corporate headquarters and for the aforementioned activities through March 31, 2021 pursuant to the sublease agreement between the Company and an unrelated third party that is now leasing the Facility from the Landlord (the “New Tenant”).
As of June 29, 2020, the Company evaluated all of its long-lived assets for potential held for sale classification pursuant to policies described in Note 1—Organization and Significant Accounting Policies. The Company identified the following two disposal groups that met the criteria to be classified as held for sale within its condensed consolidated balance sheets as of June 30, 2020:

•
The first disposal group consists of furniture and equipment to be sold to the New Tenant pursuant to a bill of sale described in Note 15—Subsequent Events. The disposal group’s carrying value of $454 was compared to its estimated fair value less costs to sell of $265, resulting in an impairment charge of $189 recorded during the quarter ended June 30, 2020. The selling price expected to be paid by the New Tenant to acquire the furniture and equipment disposal group was the best estimate of fair value, which the Company concluded was a Level 2 input within the fair value measurement hierarchy in FASB ASC 820, Fair Value Measurements.

•
The second disposal group consists of certain manufacturing and laboratory equipment associated with the Company’s large-scale drug manufacturing capability that the Company intends to sell through a consignment seller. The disposal group’s carrying value of $1,510 was compared to its estimated fair value less costs to sell of $712, resulting in an impairment charge of $798 recorded during the quarter ended June 30, 2020. The estimated selling prices provided by the consignment seller were determined to be the best estimate of fair value, which the Company concluded were Level 3 inputs within the fair value measurement hierarchy.

The Company assessed its remaining long-lived assets classified as held and used for potential impairment as of June 29, 2020 pursuant to the Company’s policy described in Note 1—Organization and Significant Accounting Policies, including those long-lived assets in the following two asset groups:

•
Right-of-use asset, leasehold improvements and other property affixed to the Facility. This asset group, which had an aggregate carrying value of $8,227 as of June 29, 2020, consists of a right-of-use asset associated with the Primary Facility Lease of $1,816, leasehold improvements and other property affixed to the Facility of $5,872, and restricted cash that secures a letter of credit associated with the Primary Facility Lease of $539. Due to actions taken as of June 29, 2020, the Company committed to no longer use the asset group to support the Company’s future revenue-

producing drug development operations. This significant change in the intended use of this asset group was considered an indicator of impairment that resulted in the performance of a recoverability test. The Company concluded that the asset group was not recoverable because the asset group’s carrying value exceeded its expected future undiscounted net cash flows, which were based on Company-specific facts and circumstances and included the economics of and costs associated with the lease termination transaction described in Note 15—Subsequent Events, and thus, the Company identified a potential impairment. The Company then estimated the fair value of the asset group, which is based on fair value principles in FASB ASC 820, Fair Value Measurements and generally focuses on the value that a market participant would be willing to pay for the highest and best use of the asset group. The Company determined that the lease terms established in the New Tenant’s prime lease of the Facility were representative of the asset group’s highest and best use and were consistent with market terms; therefore, such terms were considered to be the best available valuation inputs for the fair value estimate. Using a market average borrowing rate to discount the New Tenant’s prime lease payments, the Company estimated the fair value of the asset group to be $7,298 and, as a result, measured and recorded an impairment charge of $929 during the quarter ended June 30, 2020. The inputs to the fair value estimate of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy.
The Company determined that the June 30, 2020 carrying value of this asset group, as adjusted for the aforementioned impairment charge, is representative of its value to a market participant for its highest and best use, as required under the ASC 820 fair value model. The Company expects to incur an additional loss during the quarter ended September 30, 2020 as the asset group, and the associated right of use lease liability, is disposed of in connection with the occurrence of the lease termination transaction described in Note 15—Subsequent Events. This additional loss on lease termination will be based upon Company-specific facts and circumstances associated with the July 2020 transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.

•
Other assets held and used. This asset group, which had an aggregate carrying value of $505 as of June 29, 2020, consists of equipment and other property that is not directly associated with the Company’s continuing research, development and pilot scale drug manufacturing capabilities. The Company tested this asset group for recoverability because the Company intends to dispose of these assets significantly before the end of their previously estimated useful life, which is an impairment indicator. However, this asset group has not met the criteria to be classified as held for sale because the Company has not yet established a plan to sell these assets and is uncertain whether it will do so within the next twelve months. During the recoverability test, the Company determined this asset group is unlikely to generate any material future cash flows for the Company. The Company further determined that a market participant was unlikely to pay any material value for such assets and therefore concluded the fair value of this asset group was zero. As a result, the Company measured and recorded an impairment charge of $505 during the quarter ended June 30, 2020. The inputs to the fair value estimate of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy.

The Company’s remaining long-lived assets, which include retained manufacturing and laboratory equipment with a carrying value of $744 that will continue to support and enable the Company’s continuing research, development and pilot scale drug manufacturing capabilities, had no change to their intended use, no impairment indicators were identified, and no further assessment of recoverability was required.
Note 15: Subsequent Events
Primary Facility Lease
On July 16, 2020, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with Durham Hopson, LLC (as successor-in-interest to Durham Hopson Road, LLC) (the “Landlord”), which provides for the early termination of the Company’s Primary Facility Lease, whereby the Company leased 51,350 square feet for the Company’s corporate headquarters and sole research, development and manufacturing facility, subject to certain conditions. As disclosed in Note 8—Commitments and Contingencies, the initial term of the Primary Facility Lease was scheduled to expire in 2026. As of June 30, 2020, the Company had approximately $7,900 in remaining minimum lease payments under the Primary Facility Lease. Pursuant to the terms of the Termination Agreement, the Primary Facility Lease was terminated in connection with the Landlord entering into a lease with the New Tenant for the premises in the building covered by the Primary Facility Lease (the “New Tenant Lease”), which commenced on July 16, 2020. As consideration for the early termination of the Primary Facility Lease pursuant to the Termination Agreement, the Company will pay $600 to the Landlord, $539 of which will be paid through the Company forfeiting an existing security deposit under the Primary Facility Lease to the Landlord, and $61 of which will be paid in cash.

In connection with the termination of the Primary Facility Lease pursuant to the Termination Agreement, the Company entered into a sublease agreement, which was effective upon the termination of the Primary Facility Lease and the commencement of the New Tenant Lease, through which the Company will sublease from the New Tenant approximately 12,000 square feet (to be reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by the Primary Facility Lease (the “Sublease”). The New Tenant and the Landlord entering into the New Tenant Lease was a condition precedent to the effectiveness of the termination of the Primary Facility Lease pursuant to the Termination Agreement, and, in connection with the termination of the Primary Facility Lease, the Landlord consented to the Sublease. The Sublease will expire on March 31, 2021, if not earlier terminated, and is terminable, in part or in whole, by the Company upon 30 days’ written notice with no penalty.
The Company currently expects to operate its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within the Facility pursuant to the Sublease, however the Company decommissioned the areas within the facility, as well as the associated equipment, that supported the Company’s large scale cGMP drug manufacturing capability in preparation for execution of the Termination Agreement.
The Company expects to incur certain costs in connection with the transactions contemplated by the Termination Agreement, including, (i) broker commissions of approximately $400, (ii) facility decommissioning and environmental remediation costs of approximately $300, in addition to the (iii) lease termination costs of approximately $600 mentioned above. The Company anticipates these costs will result in approximately $1,300 in cash expenditures, of which approximately $800 will be paid from the Company’s existing cash and cash equivalents and approximately $500 will be paid through the forfeit of a security deposit as described above that had been classified as restricted cash on the Company’s balance sheets. As a partial offset to these cash expenditures, the Company will receive approximately $300 from the New Tenant pursuant to a bill of sale executed in conjunction with the Termination Agreement and Sublease. All of the decommissioning activities described herein are expected to be completed prior to the end of the quarterly period ending September 30, 2020.
In connection with the contemplated execution of the Termination Agreement and the associated performance of decommissioning activities mentioned above, the Company evaluated its long-lived assets for impairment, principally its right of use lease asset and its property, plant and equipment, including leasehold improvements. See Note 14—Assets Held for Sale, Impairment Charges for a discussion of the Company’s evaluation of its long-lived assets and the resulting impairment charges recorded during the quarter ended June 30, 2020.
June 2020 Aspire Common Stock Purchase Agreement
After June 30, 2020, the Company sold 7,739,280 shares of common stock at an average price of $0.67 per share under the June 2020 Aspire CSPA for total proceeds of $5,195. As of July 21, 2020, the Company had no remaining availability for sales of its common stock under the June 2020 Aspire CSPA.
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, the Company entered into a common stock purchase agreement (the “July 2020 Aspire CSPA”) with Aspire Capital, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, the Company agreed to sell to Aspire Capital 5,555,555 shares of common stock at $0.90 per share for proceeds of $5,000. In consideration for entering into the July 2020 Aspire CSPA, upon satisfaction of certain conditions under the July 2020 Aspire CSPA, the Company issued to Aspire Capital 1,000,000 shares of the Company’s common stock (the “July 2020 Commitment Shares”). The July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA, which was terminated under the terms of the July 2020 Aspire CSPA. See Note 10—Stockholders’ Equity (Deficit) for terms of the June 2020 Aspire CSPA.
Concurrently with entering into the July 2020 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act, the sale of the shares of the Company’s common stock that may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, the Company filed with the SEC a prospectus supplement to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.

Under the terms of the July 2020 Aspire CSPA, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “July 2020 Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 300,000 shares of the Company’s common stock per business day, up to an aggregate of $30,000 (including the initial purchase shares) of the Company’s common stock in the aggregate at a per share price (the “July 2020 Purchase Price”) equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of the Company’s common stock that may be purchased per trading day pursuant to the terms of the July 2020 Aspire CSPA to up to 2,000,000 shares.
In addition, on any date on which the Company submits a July 2020 Purchase Notice to Aspire Capital in an amount equal to 300,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “July 2020 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “July 2020 VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such July 2020 VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the July 2020 VWAP Purchase Date.
The July 2020 Purchase Price will be adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the July 2020 Purchase Price. The Company may deliver multiple July 2020 Purchase Notices and July 2020 VWAP Purchase Notices to Aspire Capital from time to time during the term of the July 2020 Aspire CSPA, so long as the most recent purchase has been completed.
The July 2020 Aspire CSPA provides that the Company and Aspire Capital shall not effect any sales under the July 2020 Aspire CSPA on any purchase date where the closing sale price of the Company’s common stock is less than $0.15. There are no trading volume requirements or restrictions under the July 2020 Aspire CSPA, and the Company will control the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital has no right to require any sales by the Company, but is obligated to make purchases from the Company as directed by the Company in accordance with the July 2020 Aspire CSPA. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the July 2020 Aspire CSPA. The July 2020 Aspire CSPA may be terminated by the Company at any time, at its discretion, without any penalty or additional cost to the Company. Aspire Capital has agreed that neither it nor any of its agents, representatives and affiliates shall engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the July 2020 Aspire CSPA. Any proceeds the Company receives under the July 2020 Aspire CSPA are expected to be used for working capital and general corporate purposes.
The July 2020 Aspire CSPA provides that the number of shares that may be sold pursuant to the July 2020 Aspire CSPA will be limited to 25,433,642 shares (the “July 2020 Exchange Cap”), which represents 19.99% of the Company’s outstanding shares of common stock on July 21, 2020, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Global Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the July 2020 Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the July 2020 Aspire CSPA is equal to or greater than $0.5907, which is the arithmetic average of the five closing sale prices of the Company’s common stock immediately preceding the execution of the July 2020 Aspire CSPA. The Company is not required or permitted to issue any shares of common stock under the July 2020 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company may, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
As of the date of this report, since July 21, 2020, the Company sold 9,055,555 shares of common stock at an average price of $0.87 per share under the July 2020 Aspire CSPA, including 5,555,555 shares of common stock at $0.90 which the Company agreed to sell to Aspire Capital upon execution of the July 2020 Aspire CSPA, for total proceeds of $7,876.

Board of Directors
On July 28, 2020, the Company announced the appointment of Paula Brown Stafford, the Company’s President and Chief Executive Officer, as Chairman of the Company’s board of directors in advance of the Company’s annual meeting of stockholders. Concurrently, Robert Ingram retired as Executive Chairman although he will continue to serve as a member of the Company’s board of directors. These changes were effective as of July 28, 2020.

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
These forward-looking statements are subject to numerous risks, including, without limitation, the following:

•
We will need significant additional funding to continue our operating activities and make further advancements in certain of our late-stage clinical development programs. As of June 30, 2020, we had an accumulated deficit of $234.2 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our clinical development programs, or eventual commercialization efforts, and/or limit our operations.

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

•
We may not be able to achieve the objectives described in the sections entitled “Overview—Key Clinical Stage Product Candidate Development Updates,” “Overview—Key Preclinical Stage Product Candidate Development Updates,” “Overview—Business Updates” and “Overview—Corporate Updates” below. The results of any further development activities may not be sufficient to support a new drug application, or NDA, submission for any of our product candidates, or regulatory approval of our product candidates.

•
The regulatory approval processes of the Food and Drug Administration, or FDA, are lengthy, time-consuming and inherently unpredictable and may be disrupted by the COVID-19 pandemic, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

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

•
We have historically manufactured clinical trial materials internally and we intend to utilize third parties, including Orion Corporation, or Orion, to manufacture components of our clinical trial materials and, potentially, commercial supplies of any approved product candidates. If we do not have sufficient quantities of clinical trial materials at acceptable quality levels and within established timelines, it could adversely impact our development and potential future commercialization of any of our product candidates or result in our breaching our obligations to others.

•
Unexpected delays in our ability to manufacture our NVN1000 active pharmaceutical ingredient, or API, or the associated drug product in a deliverable form, whether in a pilot-scale in our facility or at a third-party manufacturer for support of our development and/or commercialization activities could adversely affect our development and commercialization timelines and result in increased costs of our development programs.

•
We intend to rely on third parties to manufacture raw materials, including our NVN1000 API, and drug product components utilized in clinical trial materials for us and parties with which we contract. Failure to transfer technology and processes to third parties, including any NVN1000 API contract manufacturer and Orion, effectively or failure of those third parties to obtain approval of and maintain compliance with the FDA or comparable regulatory authorities, to provide us with sufficient quantities of raw materials, including API, and drug product components or to provide such raw materials or drug product components at acceptable quality levels or prices could adversely impact our development and potential future commercialization of any of our product candidates or result in our breaching our obligations to others.

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
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into women’s health and gastroenterological, or GI, therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We recently introduced SB207 as a possible product candidate for additional anti-viral programs. We are also conducting preclinical work on NCEs and formulations for the potential treatment of cervical intraepithelial neoplasia, or CIN, caused by high-risk human papilloma virus, or HPV, in the women’s health field (WH504 and WH602), inflammatory disorders, diseases in the GI field, and coronaviral infections including SARS-CoV-2, the virus that causes COVID-19.

During the first half of 2020, our primary programmatic focus was on our molluscum contagiosum (SB206) program, and for the remainder of 2020, we intend to focus our clinical-stage development efforts on that program, with all other clinical-stage programs currently on hold. Following the receipt of verbal and minuted feedback from the Type-C meeting with FDA on April 1, 2020, we have sent the proposed protocol to the FDA, manufactured the clinical trial materials at our facility in Morrisville, North Carolina and have begun the planning and start-up phase for B-SIMPLE4, an additional confirmatory Phase 3 trial for SB206 as a treatment for molluscum. We are targeting enrolling the first patient for B-SIMPLE4 in September 2020 and, if the trial is initiated on this timetable and not further impacted by the COVID-19 pandemic, top-line efficacy results would be targeted for late in the second quarter of 2021.
Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, is subject to our ability to secure additional capital, and has been and may be further impacted by the COVID-19 pandemic. Additional capital may potentially include (i) equity or debt financings, including through potential sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders.

On April 20, 2020, we announced that we engaged H.C. Wainwright & Co., LLC, or H.C. Wainwright, as a strategic and financial advisor to assist in conducting a comprehensive evaluation of financial and strategic alternatives, intended to maximize stockholder value. Among the strategic and financial alternatives that we have continued to evaluate are strategic transactions and relationships that center on our late-stage assets, our broader dermatology platform and underlying Nitricil technology, as well as evaluating potential sources of financing and other strategic alternatives.
As of June 30, 2020, we had a total cash and cash equivalents balance of $35.5 million and positive working capital of $28.2 million. We believe that our existing cash and cash equivalents balance as of June 30, 2020, plus (i) approximately $13.1 million of proceeds received in July 2020 from the further sale of common stock under our common stock purchase agreements with Aspire Capital, as described in “Business Updates,” and (ii) expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through at least the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with an additional confirmatory Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other new late-stage clinical development programs.
We will need significant additional funding to continue our operating activities and make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection. Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
COVID-19 Overview
In December 2019, the novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes novel coronavirus disease 2019, or COVID-19, was reported in China, and in March 2020, the World Health Organization declared it a pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in travel restrictions and business slowdowns or shutdowns in affected areas. Almost all U.S. states, many local jurisdictions and countries around the world have issued “shelter-in-place” orders, quarantines, executive orders and similar government orders, restrictions, and recommendations for their residents to control the spread of COVID-19. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, have resulted in widespread closures of businesses, work stoppages, slowdowns and delays, work-from-home policies and travel restrictions, among other effects.
We continue to closely monitor and rapidly respond to the ongoing impact of COVID-19 on our employees, our community and our business operations. We have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, in an effort to protect our employees and mitigate the potential spread of COVID-19 in a community setting. For example, we instituted a remote work policy for those of our employees who are able to work remotely and replaced many in-person meetings and interactions with virtual interactions.
At the same time, we have worked to continue our critical business functions, including continued operation of our clinical development efforts. For those of our employees who work in our laboratories and in relation to our manufacturing efforts, we instituted additional safety precautions, including increased sanitization of our facilities, use of personal protective equipment and physical distancing practices to help protect their health and safety as they continue to advance important research related to our product candidates.
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 has impacted the trial execution plans of our B-SIMPLE4 Phase 3 trial for SB206, and while we are targeting enrolling the first patient in the trial in September 2020, we are continuing to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206, including any potential delay, postponement or other impacts to the trial.
Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic has not significantly impacted our operating results and financial condition to date. These items are discussed in greater detail later in the “Results of Operations” section in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-Q. At this time, the full extent to which COVID-19 may impact our financial condition or results of operations is uncertain.
Although some local, state and national governments have begun to relax “shelter-in-place” orders, social distancing requirements and other restrictive measures, the impacts, extent and duration of the relaxing of such restrictions are not yet known. Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on the regulatory; and impacts of the pandemic on the United States and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in this Form 10-Q.

Key Clinical Stage Product Candidate Development Updates
SB206, a Topical Anti-viral Treatment for Viral Skin Infections
We are developing SB206 as a topical anti-viral gel for the treatment of viral skin infections, with a current focus on molluscum contagiosum. Molluscum is a contagious skin infection caused by the molluscipoxvirus. Molluscum affects up to six million people in the United States annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients that receive treatment are treated with painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.
In 2017, based on our observational learnings from an in-licensed topical nitric oxide technology study showing clinically meaningful complete clearance rates of baseline molluscum lesions, and combined with our SB206 program knowledge, we believed that there was a logical pathway for SB206 development in the molluscum indication. As such, we submitted an investigational new drug application, or IND, to the FDA in December 2017 and initiated a Phase 2 clinical trial utilizing SB206 for the treatment of molluscum in the first quarter of 2018. The Phase 2 multi-center, randomized, double-blind, vehicle-controlled, ascending dose clinical trial evaluated the efficacy, safety and tolerability of SB206 in 256 patients, ages 2 and above, with molluscum. Patients were treated with one of three concentrations of SB206 or vehicle for up to 12 weeks. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. We announced top-line results from this Phase 2 clinical trial in the fourth quarter of 2018. SB206 demonstrated statistically significant results in the clearance of all molluscum lesions at Week 12, with signs of efficacy evident as early as Week 2 with the 12% once-daily dose. The safety and tolerability profiles were favorable overall with no serious adverse events reported, including the most effective dose, SB206 12% once-daily.
With the full results from this Phase 2 trial available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting and the written minutes received, we commenced the Phase 3 development program for molluscum, primarily comprised of two pivotal clinical trials, in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm. The “B-SIMPLE” (Berdazimer Sodium In Molluscum Patients with Lesions) Phase 3 pivotal trials consisted of two (B-SIMPLE1 and B-SIMPLE2) multi-center, randomized, double-blind, vehicle-controlled studies to evaluate the efficacy and safety of SB206 12% once-daily in 707 patients total (2:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients were treated once-daily with SB206 12% or Vehicle Gel once daily for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There were visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. Both Phase 3 pivotal trials began dosing patients in June 2019 and completed patient recruitment in August 2019. Top-line efficacy results from the Phase 3 trials were announced in January 2020 with additional efficacy and safety analyses through Week 12 announced in February 2020. SB206 did not achieve statistically significant results in the primary endpoint in either trial, which was the complete clearance of all molluscum lesions at Week 12. In B-SIMPLE2, SB206 was near statistical significance for the primary endpoint (p=0.062), and was statistically significant for the secondary endpoint, the complete clearance of all lesions at Week 8 (p=0.028), and multiple pre-specified sensitivity analyses. We believe this confirms the robustness of the data in the B-SIMPLE2 trial. While the B-SIMPLE1 trial was not statistically significant for the primary endpoint (p=0.375) nor the secondary endpoint (p=0.202), all other pre-specified analyses trended in the same direction of improved treatment effect as the B-SIMPLE2 results.
In addition, the results of a statistical test of heterogeneity support that the two pivotal trials are not different from each other. Across both studies, the primary analysis odds ratio and standard error point estimates were similar and in a consistent direction with overlapping 95% confidence intervals. These statistical results are supported by an integrated analysis of the two pivotal trials, which demonstrated statistically significant complete clearance rate at Week 12 for SB206 (p=0.038). These additional analyses do not change the outcome of either B-SIMPLE trial, and the FDA may disagree with our conclusions from these analyses. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.
The last subject completed their final visit as part of the ongoing safety evaluation through Week 24 in February 2020 and full efficacy and safety data, including data from the safety evaluation through Week 24, were available in March 2020. The safety and tolerability profiles were favorable overall with no related serious adverse events reported. Execution of remaining Phase 3 pivotal development program activities for SB206 in molluscum continued in 2020 with the completion of ancillary trials, including human factor studies, occurring during the second quarter of 2020.

Enrollment was completed in the fourth quarter of 2019 for NI-MC101 (B-SIMPLE3), a Phase 1 open label study assessing the safety, tolerability, and pharmacokinetics of SB206 12% under maximal use conditions in the once daily treatment of molluscum. All patients completed visits for B-SIMPLE3 in the first quarter of 2020.  In this open label study, 34 patients with molluscum enrolled, 31 (91%) patients completed the pharmacokinetic assessment phase, and 29 patients (85%) went on to continue study participation for the full 12 weeks of treatment. There were no discontinuations of study drug due to treatment related adverse events and there were no reports of serious adverse events. The final study report is expected to be completed in the third quarter of 2020.
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
Preliminary trial design characteristics of B-SIMPLE4 consist of a multi-center, randomized, double-blind, vehicle-controlled study to evaluate the efficacy and safety of SB206 12% once-daily in approximately 750 total patients (1:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients will be treated once-daily with SB206 12% or Vehicle Gel for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There will be visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24, with the implementation of additional patient and caregiver training and patient engagement efforts and decentralized visit capabilities for conducting those visits during the COVID-19 pandemic. The primary endpoint will be the proportion of patients achieving complete clearance of all treatable molluscum lesions at Week 12.
We have sent the proposed protocol to the FDA and have begun the planning and start-up phase for B-SIMPLE4. We are targeting enrolling the first patient for B-SIMPLE4 in September 2020 and, if the trial is initiated on this timetable, top-line efficacy results would be targeted late in the second quarter of 2021. The initiation and execution of B-SIMPLE4 beyond the start-up phase may be further impacted by the COVID-19 pandemic.
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
SB204, for the Treatment of Acne Vulgaris
In the second quarter of 2018, we conducted a Type C meeting to further discuss the path forward for our SB204 product candidate and possible Phase 3 programs for the treatment of acne vulgaris with the FDA, and the potential for proceeding with a more narrowly defined patient segmentation. In that meeting, our focus was centered specifically on the severe patient population. In the third quarter of 2018, the FDA provided feedback in their minutes on two paths forward for the acne indication, confirming the need for one additional pivotal trial for moderate-to-severe acne patients prior to a NDA submission or, as an alternative, additional preliminary trials for a severe-only patient population.
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
Key Preclinical Stage Product Candidate Development Updates
Expansion of Nitric Oxide Platform
We intend to explore the use of our proprietary Nitricil technology to progress a potential topical oral or nasal treatment option for COVID-19, targeting the reduction of viral shedding and transmission. Nitric oxide has generally demonstrated the ability to inhibit viral replication of viruses within the Coronaviridae family and we have an extensive body of in vitro and in vivo data demonstrating the efficacy of our proprietary technology for anti-viral indications. Our work to complete an in vitro assessment of our Nitricil technology, berdazimer sodium (NVN1000), against species within the Coronaviridae family, including SARS-CoV-2, the virus that causes COVID-19, remains ongoing as of the date of this report. We are also exploring the potential for federal grants to support these efforts.
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
In the fourth quarter of 2019, we received results from our contract research organization, or CRO, partner demonstrating statistically significant improvements in disease activity (i.e., reduced disease activity index scores) with berdazimer sodium (NVN1000) as compared to vehicle in a dextran sulfate sodium (DSS)-induced acute colitis mouse model. We intend to generate additional data through preclinical activity, focused on efficacy and mechanisms of action, while also performing additional work to advance oral formulation development.
Business Updates
Purchase Agreements and Registration Rights Agreements with Aspire Capital
June 2020 Aspire CSPA
On June 15, 2020, we entered into a common stock purchase agreement with Aspire Capital, or the June 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30-month term of the June 2020 Aspire CSPA. The June 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of August 30, 2019, between us and Aspire Capital, which was terminated under the terms of the June 2020 Aspire CSPA.
Concurrently with entering into the June 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the June 2020 Aspire CSPA. On June 17, 2020, we filed with the Securities and Exchange Commission, or the SEC, a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.
As of June 30, 2020, we have sold 30,025,000 shares of common stock at an average price of $0.49 per share under the June 2020 Aspire CSPA, and up to $5.2 million remained available to us for sales of common stock under the June 2020 Aspire CSPA, which was fully utilized prior to entry into the July 2020 Aspire CSPA noted below. Please refer to “Liquidity and Capital Resources” for further discussion of the June 2020 Aspire CSPA.
July 2020 Aspire CSPA
On July 21, 2020, we entered into a common stock purchase agreement with Aspire Capital, or the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, we agreed to sell to Aspire Capital 5,555,555 shares of common stock at $0.90 per share for proceeds of $5.0 million. The July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA, which was terminated under the terms of the July 2020 Aspire CSPA.
Concurrently with entering into the July 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, we filed with the Securities and Exchange Commission, or the SEC, a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.
The July 2020 Aspire CSPA has substantially similar terms to the June 2020 Aspire CSPA. There are no trading volume requirements or restrictions under the July 2020 Aspire CSPA, and we control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we may direct in accordance with the July 2020 Aspire CSPA. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the July 2020 Aspire CSPA. The July 2020 Aspire CSPA may be terminated by us at any time, at our discretion, without any penalty or additional cost to us. Any proceeds we receive under the July 2020 Aspire CSPA are expected to be used for the advancement of our research and development programs and for general corporate purposes, capital expenditures and working capital. Please refer to “Liquidity and Capital Resources” for further discussion of the July 2020 Aspire CSPA.
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
Net proceeds from the March 2020 Public Offering were approximately $5.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.8 million. As of June 30, 2020, 18,210,667 common warrants issued as part of the March 2020 Public Offering have been exercised for an additional $5.5 million of proceeds associated with this offering.
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
Drug Substance and Drug Product Arrangements; Operational Actions
We have worked to progress relationships with third-party manufacturers, which are integral to the advancement of our dermatological platform, including our SB206 molluscum program, by us or through partnerships, collaborations, licensing or other strategic relationships. This strategy includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property; and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective is to reduce our own internal resources, facilities, and infrastructure capabilities that have historically performed such activities, processes and services. As part of our strategic objective to reduce our own internal resources, facilities, and infrastructure capabilities, we took actions in February 2020 that reduced our internal resources from a total of 42 employees as of December 31, 2019 to a total of 25 full-time and 3 part-time employees as of June 30, 2020.
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
In June 2019, we established an operating and business relationship with a full-scale API manufacturer, with the goal for this manufacturer to become the primary external supplier of our proprietary berdazimer sodium (NVN1000) drug substance. We have executed a master contract manufacturing agreement, which includes the process and analytical method transfer necessary to advance the production of our berdazimer sodium (NVN1000) drug substance for future clinical trials and importantly, upon approval of any of our drug product candidates, for commercial purposes on a global basis. We are engaged in the process of transferring the NVN1000 manufacturing technology. We were able to manufacture the API necessary for our B-SIMPLE4 trial for SB206 through our internal manufacturing capabilities and believe we have sufficient quantities to complete our B-SIMPLE4 trial. Upon completion of the required technology transfer, we intend for this API manufacturer or another third-party API manufacturer to be able to manufacture NVN1000 in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials.
We believe this broad strategy of increasing utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services can ultimately provide enhanced capabilities and operating efficiencies for us or any potential partnerships, collaborations, licensing or other strategic relationships we may enter. At our request, during the first quarter of 2020, the third-party manufacturers reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization. We resumed technical transfer efforts with the API manufacturer in April 2020 and intend to resume activities at Orion during the third quarter of 2020. We expect to incur certain incremental and discrete costs to effect this strategy, including our ongoing efforts to complete the required technology transfer of manufacturing processes and analytical methods for API development and commercial manufacturing under cGMP guidelines and regulations, and upon resumption of certain of the manufacturers’ transfer and potential production activities.
As we increase our reliance upon third-party vendors and strategic partners pursuant to the aforementioned strategy, we have continued to take corresponding steps to reduce or realign our own internal resources, facilities, and infrastructure capabilities. These corresponding steps have continued and we expect will continue to result in certain incremental and discrete costs, including those costs associated with the July 2020 lease termination transaction, as described in the section entitled “Corporate Updates—Primary Facility Lease Transaction” below.
We will need significant additional funding to continue our operating activities, including these technical transfer projects and internal cost structure changes, and to make further advancements in our product development programs, as described below in “Liquidity and Capital Resources”.
Corporate Updates
Primary Facility Lease Transaction
As part of our broader strategic plan to shift our operating cost structure characteristics from fixed to variable and to reduce or offset our remaining fixed lease obligation, we entered into a lease termination agreement with our landlord on July 16, 2020, which provided for the early termination of the lease for the 51,350 square foot facility that we leased for our corporate headquarters and sole research, development and manufacturing facility. The lease was scheduled to expire in 2026, and as of June 30, 2020, we had approximately $7.9 million in remaining minimum lease payments under the lease agreement. The lease was terminated in connection with our landlord entering into a lease with a new tenant, which commenced on July 16, 2020.

In connection with the termination of the lease with our landlord, we entered into a sublease agreement effective July 16, 2020, whereby we will sublease from the new tenant approximately 12,000 square feet (to be reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by our original lease. The sublease will expire on March 31, 2021, if not earlier terminated, and we are able to terminate the sublease, in part or in whole, upon 30 days’ written notice with no penalty.
We currently expect to operate our corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within the facility pursuant to the sublease, however we decommissioned the areas within the facility, as well as the associated equipment, that supported our large scale cGMP drug manufacturing capability in preparation for execution of the lease termination agreement.
We expect to incur certain costs in connection with the termination of our lease, including (i) lease termination costs of approximately $0.6 million payable to the landlord pursuant to the lease termination agreement, (ii) broker commissions of approximately $0.4 million and (iii) facility decommissioning and environmental remediation costs of approximately $0.3 million. We anticipate these costs will result in approximately $1.3 million in cash expenditures, of which approximately $0.8 million will be paid from our existing cash and cash equivalents and approximately $0.5 million will be paid through the forfeit of a security deposit that had been classified as restricted cash on our balance sheets. As a partial offset to these cash expenditures, we will receive approximately $0.3 million from the new tenant pursuant to a bill of sale executed in conjunction with the termination agreement and sublease. All of the decommissioning activities described herein are expected to be completed prior to the end of the quarterly period ending September 30, 2020.
The expected costs described above do not include non-cash impairment losses totaling $2.4 million for the three months ended June 30, 2020, which we recognized following an evaluation of all our long-lived assets for potential held for sale classification and an impairment assessment of our remaining long-lived assets classified as held and used. This evaluation and assessment was triggered by the previously described decommissioning of our large-scale drug manufacturing capability and by the planned lease termination transaction that was executed in July 2020. Following the recognition of the aforementioned impairment charges during the second quarter of 2020, the resulting June 30, 2020 carrying values of the affected long-lived assets are representative of their fair value to a market participant for their highest and best use, as required under the FASB ASC 820 fair value model. We expect to incur an additional non-cash loss during the quarter ended September 30, 2020 as the asset group containing the right of use lease asset and other property affixed to the facility, as well as the associated right of use lease liability, are disposed of in connection with the occurrence of the July 2020 lease termination transaction. This expected additional loss on lease termination will be based upon Company-specific facts and circumstances associated with the July 2020 transaction, rather than the market participant valuation model that was required to be used during the impairment assessment conducted during the second quarter of 2020.
Further, we are exploring other facilities within the Research Triangle area in North Carolina to support our operations going forward upon the March 2021 expiration or earlier termination of the sublease described above. Such a new location, which we are targeting to be approximately the same square footage as our existing sublet space, would serve as our corporate headquarters and support our research and development laboratories and pilot scale cGMP manufacturing capabilities. We expect to incur certain incremental and discrete costs as we upfit and then operate a facility that meets such capability requirements.
Strategic Advisor
In April 2020, we announced that we engaged H.C. Wainwright to assist us in evaluating a range of strategic and financial alternatives, intended to maximize stockholder value. The scope of the review is comprehensive and includes evaluation of strategic and financial alternatives that can be utilized to advance SB206 for molluscum, the remainder of the dermatology platform and the business as a whole. We have not stated a definitive timeline for completion of this process, and there can be no assurance that this process will result in us pursuing any strategic or financial alternatives, or that pursuit of a strategic of financial alternative, if any, would be completed successfully or at all. We do not intend to discuss or disclose developments with respect to this process until the evaluation process has been completed, or our board of directors has concluded that disclosure is appropriate or required.
We believe that our clinical and preclinical data, technology platform and market potential provide for a range of opportunities in order to maximize stockholder value.
Nasdaq Listing Matters
As previously disclosed, on February 19, 2020, we received written notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market, or Nasdaq, indicating that we were not in compliance with Nasdaq Listing Rule

5450(a)(1) because the closing bid price for our common stock had closed below $1.00 per share for the previous 30 consecutive business days, or the Minimum Bid Price Requirement.
On April 17, 2020, we received a letter from Nasdaq indicating that, due to extraordinary market conditions, Nasdaq tolled the compliance period for the Minimum Bid Price Requirement through June 30, 2020, or the tolling period, and that on April 16, 2020, Nasdaq filed an immediately effective rule change with the SEC to implement the tolling period. The new notice indicated that upon expiration of the tolling period and beginning on July 1, 2020, we will receive the balance of days remaining under its currently pending compliance period in effect at the rule change date. Accordingly, we have 123 calendar days from July 1, 2020, or until November 2, 2020, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for a minimum of 10 consecutive business days prior to November 2, 2020.
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
As also previously disclosed, on February 19, 2020 we received notice from the staff of Nasdaq notifying us that, for the previous 30 consecutive business days, the market value of our listed securities had been below the minimum $50.0 million requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS Requirement. We were provided until August 16, 2020 to regain compliance with the MVLS Requirement. On July 9, 2020 we received notification from Nasdaq that we had regained compliance with the MVLS Requirement.
Paycheck Protection Program
On April 22, 2020, we entered into a promissory note, or the Note, for an unsecured loan in the amount of approximately $1.0 million, or the Loan, under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration, or the SBA. The Loan was made through PNC Bank, National Association.
See “Liquidity and Capital Resources” for further information regarding the Loan, the Note, the CARES Act and the PPP.
Board of Directors
On July 28, 2020, Paula Brown Stafford, our President and Chief Executive Officer, was appointed as Chairman of our board of directors. Concurrently, Robert Ingram retired as Executive Chairman although he will continue to serve as a member of our board of directors. These changes were effective as of July 28, 2020. W. Kent Geer will continue to act as Lead Independent Director on our board of directors, with significant responsibilities that are described in our Corporate Governance Guidelines.
Financial Overview
Since our inception in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through June 30, 2020, we have raised total equity and debt proceeds of $220.8 million to fund our operations, including (i) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering, (ii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering, (iii) an additional $5.5 million of proceeds associated with exercises through June 30, 2020 of common warrants issued as part of the March 2020 Public Offering, and (iv) $17.8 million in proceeds from the sale of common stock under our August 2019 and June 2020 common stock purchase agreements with Aspire Capital. In addition, through June 30, 2020, we have also generated additional liquidity and capital through other sources including: (i) governmental research contracts and grants totaling $12.4 million; (ii) our licensing and supply arrangements with Sato, totaling $24.2 million; and (iii) $25.0 million and $12.0 million in proceeds from two funding transactions during the second quarter of 2019 with Reedy Creek Investments LLC, or Reedy Creek, and Ligand Pharmaceuticals Incorporated, or Ligand, respectively.

We have never generated revenue from product sales and have incurred net losses in each year since inception. As of June 30, 2020, we had an accumulated deficit of $234.2 million. We incurred net losses of $8.1 million and $14.3 million during the three and six months ended June 30, 2020, respectively, and $8.3 million and $14.9 million for the three and six months ended June 30, 2019, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
We believe that our existing cash and cash equivalents balance as of June 30, 2020, plus (i) approximately $13.1 million of proceeds received in July 2020 from the further sale of common stock under our common stock purchase agreements with Aspire Capital, as described in “Business Updates,” and (ii) expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through at least the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with an additional confirmatory Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other new late-stage clinical development programs. Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, is subject to our ability to secure additional capital, and has been and may be further impacted by the COVID-19 pandemic. We will need significant additional funding to make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection. Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
With our existing cash on hand, we have incurred and expect to continue to incur substantial research and development expenses in 2020 to: (i) advance our SB206 molluscum Phase 3 program, including the initiation and conduct of the B-SIMPLE4 trial, including supporting activities, in addition to completing the B-SIMPLE1, B-SIMPLE2 and B-SIMPLE3 studies; (ii) conduct drug manufacturing capability transfer activities to our external third-party contract manufacturing organizations, or CMOs; and (iii) conduct additional development activities in certain priority therapeutic areas. We also expect to incur substantial costs in 2020 associated with our research and development personnel, certain facility infrastructure and drug manufacturing capabilities to support these preclinical and clinical development activities, including costs associated with the leasing transactions as described in “Business Updates” and “Corporate Updates.”
We have engaged H.C. Wainwright as a strategic and financial advisor to assist in our comprehensive review of strategic and financial alternatives, which include evaluating potential sources of financing and strategic alternatives. We may seek to engage in one or more potential transactions, such as the sale of the Company, or sale, divestiture or licensing of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us.
Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.

Components of our Results of Operations
Revenue
License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Sato license agreement that was entered into during the first quarter of 2017, as amended in October 2018, or the Amended Sato Agreement, that (i) has been received to date in the form of upfront and milestone payments; or (ii) are future, non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events. This consideration is being recognized on a straight-line basis over the estimated performance period of approximately 7.5 years, from February 2017 through the third quarter of 2024. We monitor and reassess the estimated performance period for purposes of revenue recognition during each reporting period. We expect to complete our reassessment of the estimated performance period during the second half of 2020, as we and Sato continue to evaluate how the combined SB204 and SB206 development program timeline in Japan may potentially be affected by various factors, including (i) the results from our SB206 Phase 3 trials conducted to date in the United States, including but not limited to top-line efficacy results announced in January 2020, (ii) our plans and timelines for the B-SIMPLE4 trial in the United States, which has been and may be further impacted by the COVID-19 pandemic, and (iii) our drug manufacturing capabilities and the progression of our manufacturing technology transfer projects with third-party CMOs. Therefore, if the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, we will adjust our estimated performance period for revenue recognition purposes accordingly, as needed.
The material terms of the Amended Sato Agreement and related revenue recognition are described within “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
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
From inception through June 30, 2020, we have incurred approximately $170.8 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. This amount is net of $10.1 million of aggregate contra-research and development expense, including $0.4 million and $1.9 million of contra-research and development expense recorded for the three and six months ended June 30, 2020, respectively, representing amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206. For a description of methodology and assumptions used to recognize the ratable amortization of this liability, as well as other information about the Funding Agreement with Ligand, please see “Note 6—Research and Development Arrangements” of the accompanying condensed consolidated financial statements.
The table below sets forth our research and development expenses incurred for external clinical programs and the related product candidates, and other research and development expenses for the three and six months ended June 30, 2020 and 2019.
Other research and development expenses include: (i) all preclinical program and development costs, including development activities in certain priority therapeutic areas, (ii) manufacturing capability and campaign costs, (iii) external costs to establish drug substance and drug product manufacturing capabilities at third-party CMOs, (iv) facility and infrastructure costs, and (v) costs related to all research and development salaries and related personnel costs.

	Three Months Ended June 30,			Six Months Ended June 30,
	2020		2019	2020		2019
	(in thousands)			(in thousands)
External clinical programs:
SB204	$7		$98	$16		$175
SB206	643	(1)	1,879	1,545	(1)	2,528
SB208	—		—	—		7
SB414	5	(2)	296	244	(2)	335
Other research and development	3,106		3,916	6,872		7,971
Total research and development expenses	$3,761		$6,189	$8,677		$11,016

(1)
Amount shown net of $0.4 million and $1.9 million of contra-research and development expense recorded for the three and six months ended June 30, 2020, respectively, and $2.2 million of contra-research and development expense recorded for each of the three and six months ended June 30, 2019, related to the Funding Agreement with Ligand described in “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.

(2)	Amounts relate to the completion of Phase 2-enabling non-clinical studies and wind-down costs associated with the Phase 2 trial that we placed on indefinite hold in January 2020.
During the first half of 2020, our major clinical development activities were primarily associated with the continued conduct of our current SB206 Phase 3 clinical program activities, with all other clinical-stage programs currently on hold. Our plan and timelines for further clinical development of SB206, which have been informed by verbal feedback during and meeting minutes received from the FDA following the Type C meeting on April 1, 2020, have been and may be further impacted by the COVID-19 pandemic. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on: (i) the SB206 molluscum program, including the initiation and conduct of the B-SIMPLE4 trial, including supporting activities; (ii) conducting drug manufacturing capability transfer activities to our external third-party CMOs; and (iii) conducting additional development activities in certain priority therapeutic areas. We also expect to incur substantial costs in 2020 associated with our research and development personnel, and certain facility infrastructure and drug manufacturing capabilities to support these preclinical and clinical development activities, including costs associated with the leasing transaction as described in “Business Updates” and “Corporate Updates.”
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
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies”. This evaluation and assessment was triggered by the decommissioning of our large-scale drug manufacturing capability at our former Morrisville, North Carolina facility and by preparatory actions taken in connection with the planned lease termination transaction for the facility that was executed in July 2020. In connection with this evaluation and impairment assessment, which is described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements, we recognized an impairment loss on long-lived assets that represent the carrying value in excess of fair value of assets held and used or the carrying value in excess of fair value less cost to sell for assets held for sale.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) interest income earned on cash and cash equivalents and (ii) other miscellaneous income and expenses.
Results of Operations
Comparison of Three Months Ended June 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$1,100	$1,101	$(1)	—%
Government research contracts and grants revenue	221	—	221	100%
Total revenue	1,321	1,101	220	20%
Operating expenses:
Research and development	3,761	6,189	(2,428)	(39)%
General and administrative	3,232	3,311	(79)	(2)%
Impairment loss on long-lived assets	2,421	—	2,421	100%
Total operating expenses	9,414	9,500	(86)	(1)%
Operating loss	(8,093)	(8,399)	306	(4)%
Other income (expense), net:
Interest income	10	68	(58)	(85)%
Interest expense	—	(1)	1	(100)%
Other income (expense)	(3)	36	(39)	(108)%
Total other income (expense), net	7	103	(96)	(93)%
Net loss and comprehensive loss	$(8,086)	$(8,296)	$210	(3)%
Revenue
License and collaboration revenue of $1.1 million for the three months ended June 30, 2020 and 2019, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue of $0.2 million for the three months ended June 30, 2020 primarily includes $0.2 million of revenue recognized related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program.

For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Research and development expenses
Research and development expenses were $3.8 million for the three months ended June 30, 2020, compared to $6.2 million for the three months ended June 30, 2019. The net decrease of $2.4 million, or 39%, was primarily related to (i) a $1.2 million decrease in the SB206 program, (ii) a $0.3 million decrease in our SB414 program, and (iii) a $0.8 million decrease in other research and development expenses.
In the SB206 program, we experienced a $3.0 million decrease in gross costs incurred due to the wind down of the B-SIMPLE1 and B-SIMPLE2 pivotal trials during the second quarter of 2020. During the comparative period in 2019, we had incurred substantial costs associated with the start-up and enrollment initiation of the B-SIMPLE1 and B-SIMPLE2 pivotal trials. This gross decrease was primarily offset by a $1.8 million corresponding contra-research and development expense from the ratable amortization of the Ligand Funding Agreement liability, which represents Ligand’s contribution to the clinical development and regulatory approval of SB206 for the treatment of molluscum.
The $0.8 million decrease in other research and development expenses was primarily driven by a $0.9 million net decrease in research and development personnel costs and a $0.3 million decrease in manufacturing materials and support costs at our Morrisville, North Carolina facility, partially offset by a $0.1 million increase in costs associated with our manufacturing technology transfer projects to third-party manufacturers, $0.2 million of discrete facility decommissioning costs in the second quarter of 2020 associated with our Morrisville, North Carolina facility and $0.1 million increase in other preclinical development costs.
The $0.9 million net decrease in research and development personnel costs is primarily due to (i) a $0.5 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods, (ii) a $0.2 million decrease in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods and (iii) a $0.4 million decrease in non-cash compensation expense associated with the change in the fair value of our Performance Plan liability. These decreases were partially offset by a $0.2 million increase in non-cash stock option compensation expense.
General and administrative expenses
General and administrative expenses were $3.2 million for the three months ended June 30, 2020, compared to $3.3 million for the three months ended June 30, 2019. The net change to general and administrative expenses for the three months ended June 30, 2020 were comprised of a $0.9 million decrease in general and administrative personnel and related costs, offset by $0.8 million non-cash expense recognized in the second quarter of 2020 related to the issuance of commitment shares in consideration for entering into the June 2020 Aspire CSPA.
The $0.9 million decrease in general and administrative personnel and related costs is primarily due to a $0.9 million decrease in non-cash compensation expenses, including a $0.4 million decrease associated with the change in the fair value of our Performance Plan liability and a $0.5 million decrease in stock option and other share-based compensation expenses. Cash-based compensation expenses were unchanged on a net basis between the comparative periods, but included (i) a $0.2 million decrease in recurring salary and benefits costs due to a reduced number of general and administrative personnel between the two comparative periods, offset by (ii) a $0.2 million increase in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods.
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies”. Our evaluation resulted in a $2.4 million non-cash impairment loss on long-lived assets for the three months ended June 30, 2020 comprised of (i) a $0.9 million impairment charge recognized on the leasehold improvements affixed to the Morrisville, North Carolina facility, (ii) a $0.2 million impairment charge recognized on furniture and equipment to be sold to our landlord’s new tenant pursuant to a bill of sale described in “Note 15—Subsequent Events”, (iii) a $0.8 million impairment charge recognized on certain manufacturing and laboratory equipment that we intend to sell through a consignment seller, and (iv) a $0.5 million impairment charge recognized on equipment and other property not directly associated with our continuing research and development and pilot scale drug manufacturing capabilities.

For additional information regarding our impairment evaluation see “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements.
Other income (expense), net
Other income (expense), net was negligible for the three months ended June 30, 2020, compared to $0.1 million for the three months ended June 30, 2019.
Comparison of Six Months Ended June 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$2,124	$2,201	$(77)	(3)%
Government research contracts and grants revenue	410	—	410	100%
Total revenue	2,534	2,201	333	15%
Operating expenses:
Research and development	8,677	11,016	(2,339)	(21)%
General and administrative	5,739	6,305	(566)	(9)%
Impairment loss on long-lived assets	2,421	—	2,421	100%
Total operating expenses	16,837	17,321	(484)	(3)%
Operating loss	(14,303)	(15,120)	817	(5)%
Other income (expense), net:
Interest income	45	96	(51)	(53)%
Interest expense	—	(1)	1	(100)%
Other income (expense)	5	92	(87)	(95)%
Total other income (expense), net	50	187	(137)	(73)%
Net loss	$(14,253)	$(14,933)	$680	(5)%
Revenue
License and collaboration revenue of $2.1 million and $2.2 million for the six months ended June 30, 2020 and 2019, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue of $0.4 million for the six months ended June 30, 2020 primarily includes $0.4 million of revenue recognized related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Research and development expenses
Research and development expenses were $8.7 million for the six months ended June 30, 2020, compared to $11.0 million for the six months ended June 30, 2019. The net decrease of $2.3 million, or 21%, was primarily related to (i) a $1.0 million net decrease in the SB206 program, (ii) a $1.1 million decrease in other research and development expenses, and (iii) a $0.2 million decrease in our SB204 program.
In the SB206 program, we experienced a $1.3 million decrease in gross costs incurred primarily due to the completion of treatment and the wind down of the B-SIMPLE1 and B-SIMPLE2 pivotal trials during 2020. During the comparative period in 2019, we incurred substantial costs associated with the start-up and enrollment initiation of such trials. This decrease was partially offset by a $0.3 million corresponding contra-research and development expense from the ratable amortization of the Ligand Funding Agreement liability, which represents Ligand’s contribution to the clinical development and regulatory approval of SB206 for the treatment of molluscum.

The $1.1 million decrease in other research and development expenses was primarily driven by $1.2 million net decrease in research and development personnel costs and a $0.8 million decrease in manufacturing materials and support costs at our Morrisville, North Carolina facility, partially offset by a $0.6 million increase in costs associated with our manufacturing technology transfer projects to third-party manufacturers, $0.2 million of discrete facility decommissioning costs in the second quarter of 2020 associated with our Morrisville, North Carolina facility and $0.1 million increase in other preclinical development costs.
The $1.2 million net decrease in research and development personnel costs is primarily due to (i) a $0.7 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods, (ii) a $0.3 million decrease in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods, (iii) $0.5 million in discrete charges during the first quarter of 2019 primarily related to severance and one-time payments associated with the departure of our former chief scientific officer in January 2019, and (iv) a $0.4 million decrease in non-cash compensation expense associated with the change in the fair value of our Performance Plan liability. These decreases were partially offset by (i) $0.4 million in discrete severance charges and retention incentive compensation associated with business realignment and personnel reduction actions taken during the first quarter of 2020 and (ii) a $0.3 million increase in non-cash stock option compensation expense.
General and administrative expenses
General and administrative expenses were $5.7 million for the six months ended June 30, 2020, compared to $6.3 million for the six months ended June 30, 2019. The decrease of approximately $0.6 million, or 9%, was primarily due to (i) a $1.2 million decrease in general and administrative personnel and related costs and (ii) a $0.2 million decrease in other general and administrative expenses. These decreases were partially offset by a $0.8 million non-cash expense recognized in the second quarter of 2020 related to the issuance of commitment shares in consideration for entering into the June 2020 Aspire CSPA.
The $1.2 million decrease in general and administrative personnel and related costs is primarily due to (i) a $0.4 million discrete charge in the first quarter of 2019 primarily related to severance and one-time payments associated with the departure of our former chief business officer in January 2019, (ii) $0.3 million decrease in recurring salary and benefits costs due to a reduced number of general and administrative personnel between the two comparative periods and (iii) a $1.0 million decrease in non-cash compensation expenses, including a $0.6 million decrease associated with the change in the fair value of our Performance Plan liability and a $0.4 million decrease in stock option and other share-based compensation expenses. These decreases were partially offset by (i) a $0.4 million increase in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods and (ii) $0.1 million of discrete retention incentive compensation and severance charges associated business realignment and personnel reductions occurring in the first quarter of 2020.
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies”. Our evaluation resulted in a $2.4 million non-cash impairment loss on long-lived assets for the six months ended June 30, 2020 comprised of (i) a $0.9 million impairment charge recognized on the leasehold improvements affixed to the Morrisville, North Carolina facility, (ii) a $0.2 million impairment charge recognized on furniture and equipment to be sold to our landlord’s new tenant pursuant to a bill of sale described in “Note 15—Subsequent Events”, (iii) a $0.8 million impairment charge recognized on certain manufacturing and laboratory equipment that we intend to sell through a consignment seller, and (iv) a $0.5 million impairment charge recognized on equipment and other property not directly associated with our continuing research and development and pilot scale drug manufacturing capabilities.
For additional information regarding our impairment evaluation see “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements.
Other income (expense), net
Other income (expense), net was $0.1 million income for the six months ended June 30, 2020, compared to $0.2 million income for the six months ended June 30, 2019.
Liquidity and Capital Resources
As of June 30, 2020, we had a total cash and cash equivalents of $35.5 million and positive working capital of $28.2 million.

From inception through June 30, 2020, we have raised total equity and debt proceeds of $220.8 million to fund our operations, including (i) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering, (ii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering, (iii) an additional $5.5 million of proceeds associated with exercises through June 30, 2020 of common warrants issued as part of the March 2020 Public Offering, and (iv) $17.8 million in proceeds from the sale of common stock under our August 2019 and June 2020 common stock purchase agreements with Aspire Capital. In addition, through June 30, 2020, we have also generated additional liquidity and capital through other sources including: (i) governmental research contracts and grants totaling $12.4 million; (ii) our licensing and supply arrangements with Sato, totaling $24.2 million, described below; and (iii) $37.0 million in proceeds from two funding transactions during the second quarter of 2019, also described below.
We believe that our existing cash and cash equivalents balance as of June 30, 2020, plus (i) approximately $13.1 million of proceeds received in July 2020 from the further sale of common stock under our common stock purchase agreements with Aspire Capital, as described in “Business Updates,” and (ii) expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through at least the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with an additional confirmatory Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other new late-stage clinical development programs. Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, is subject to our ability to secure additional capital, and has been and may be further impacted by the COVID-19 pandemic. We will need significant additional funding to make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection.
With our existing cash on hand, we expect to incur substantial research and development expenses in 2020 on: (i) the SB206 molluscum program, including the initiation and conduct of the B-SIMPLE4 trial, including supporting activities; (ii) conducting drug manufacturing capability transfer activities to our external third-party CMOs; and (iii) conducting additional development activities in certain priority therapeutic areas. We also expect to incur substantial costs in 2020 associated with our research and development personnel, and certain facility infrastructure and drug manufacturing capabilities to support these preclinical and clinical development activities, including costs associated with the leasing transaction as described in “Business Updates” and “Corporate Updates.”
We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities. Our assumptions and plans may change and could impact the magnitude and/or timing of development and operating expenses and, therefore, our cash runway.
We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete development and commercialization of any of our product candidates. Our ability to continue to operate our business, including our ability to advance development programs unrelated to the B-SIMPLE4 trial, as well as our ability to progress SB206 for molluscum to an NDA filing, which would occur, if at all, following completion of the B-SIMPLE4 trial, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including through potential sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Our equity issuances during the six month period ended June 30, 2020, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value.
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin any commercialization activities. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of June 30, 2020, we had an accumulated deficit of $234.2 million.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
2019 Aspire Common Stock Purchase Agreement
On August 30, 2019, we entered into a Common Stock Purchase Agreement with Aspire Capital, or the 2019 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $25.0 million of shares of our common stock at our request from time to time during the 30-month term of the 2019 Aspire CSPA. The aggregate amount that we may raise through sales of common stock under the 2019 Aspire CSPA is subject to certain limitations including, but not limited to: (i) the number of shares that may be sold will be limited to 5,211,339 shares, representing 19.99% of our outstanding shares of common stock on August 30, 2019, if the average price paid for all shares issued under the agreement is less than $2.17, which was the closing sale price of our common stock immediately preceding the execution of the 2019 Aspire CSPA; and (ii) on any purchase date, the closing sale price of our common stock must be greater than or equal to $0.25.
In addition to certain limitations on use of the Aspire Capital facility imposed by Nasdaq rules, pursuant to the terms of the securities purchase agreement relating to the March 2020 Registered Direct Offering, we were prohibited from issuing additional securities in a variable rate transaction, including in connection with the 2019 Aspire CSPA, for the period of one year, unless, following the 60th day of the date of the securities purchase agreement, the VWAP (as defined in the securities purchase agreement) is greater than the per share purchase price of the March 2020 Registered Direct Offering for five consecutive trading days. In early June 2020, our stock price achieved a VWAP greater than the per share purchase price of the March 2020 Registered Direct Offering for five consecutive trading days. As such, in early June 2020, the prohibition related to issuing additional securities in any variable rate transaction, including the 2019 Aspire CSPA, was no longer applicable.
As of June 30, 2020, we had sold an aggregate of 4,865,717 shares of common stock at an average price of $0.62 per share under the 2019 Aspire CSPA, since the agreement’s inception. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 5,211,339 shares being issued to Aspire Capital under the agreement as of June 30, 2020. See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for information regarding the 2019 Aspire CSPA.
June 2020 Aspire CSPA
On June 15, 2020, we entered into the June 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30-month term of the June 2020 Aspire CSPA. The June 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of August 30, 2019, between us and Aspire Capital, which was terminated under the terms of the June 2020 Aspire CSPA. See above for terms regarding the 2019 Aspire CSPA.
As of June 30, 2020, we have sold 30,025,000 shares of common stock at an average price of $0.49 per share under the June 2020 Aspire CSPA. These amounts, combined with the 1,449,275 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 31,474,275 shares being issued to Aspire Capital under the agreement as of June 30, 2020. As of June 30, 2020, up to $5.2 million remained available to us for sales of common stock under the June 2020 Aspire CSPA, which was utilized prior to entry into the July 2020 Aspire CSPA noted below. The June 2020 Aspire CSPA has substantially similar terms to the July 2020 Aspire CSPA described below.
July 2020 Aspire CSPA
On July 21, 2020, we entered into a common stock purchase agreement with Aspire Capital, or the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, we agreed to sell to Aspire Capital

5,555,555 shares of common stock at $0.90 per share for proceeds of $5.0 million. In addition, in consideration for entering into the July 2020 Aspire CSPA, we issued to Aspire Capital 1,000,000 shares of our Company’s common stock as a commitment fee. The July 2020 Aspire CSPA replaces the June 2020 Aspire CSPA described above.
Concurrently with entering into the July 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, we filed with the Securities and Exchange Commission, or the SEC, a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.
Under the terms of the July 2020 Aspire CSPA, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, or the Purchase Notice, directing Aspire Capital (as principal) to purchase up to 300,000 shares of our common stock per business day, up to an aggregate of $30.0 million of our common stock, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for our common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $0.5 million, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the July 2020 Aspire CSPA to up to 2,000,000 shares.
In addition, on any date on which we submit a July 2020 Aspire CSPA in an amount equal to 300,000 shares, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice, or a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares determined by us. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on our principal market on the VWAP Purchase Date.
Under the terms of the July 2020 Aspire CSPA, the number of shares that may be sold to Aspire Capital is limited to 25,433,642 shares, or the Exchange Cap, which represents 19.99% of our outstanding shares of common stock on July 21, 2020, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Global Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the July 2020 Aspire CSPA is equal to or greater than $0.5907, which is the arithmetic average of the five closing sale prices of the Company’s common stock immediately preceding the execution of the July 2020 Aspire CSPA. The July 2020 Aspire CSPA provides that we and Aspire Capital shall not effect any sales under the July 2020 Aspire CSPA on any purchase date where the closing sale price of our common stock is less than $0.15.
There are no trading volume requirements or restrictions under the July 2020 Aspire CSPA, and we will control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we may direct in accordance with the July 2020 Aspire CSPA. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the July 2020 Aspire CSPA. The July 2020 Aspire CSPA may be terminated by us at any time, at our discretion, without any penalty or additional cost to us. Any proceeds we receive under the July 2020 Aspire CSPA are expected to be used for the advancement of our research and development programs and for general corporate purposes, capital expenditures and working capital.
Primary Facility Lease Financing
As described in the “Overview—Corporate Updates” section, in July 2020 we recently completed a lease termination transaction associated with our approximately 51,000 square foot leased facility in Morrisville, North Carolina, which had served as our corporate headquarters and sole research, development and manufacturing facility. The transaction is part of our broader strategic plan to shift our operating cost structure characteristics from fixed to variable and to reduce or offset fixed lease obligations. The ten-year, non-cancellable lease agreement was originally entered into in 2016, immediately prior to its termination in July 2020, had approximately 6 years remaining under the lease term and approximately $7.9 million in remaining minimum lease payments.
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in

“Note 1—Organization and Significant Accounting Policies”. This evaluation and assessment was triggered by the previously described decommissioning of our large-scale drug manufacturing capability and by the planned lease termination transaction that was executed in July 2020. In connection with this evaluation and impairment assessment, which is described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements, we recognized non-cash impairment losses totaling $2.4 million for the three months ended June 30, 2020.
Paycheck Protection Program
On April 22, 2020, we entered into the Note for an unsecured loan of approximately $1.0 million made to us, or the Loan, under the PPP. The PPP was established under the CARES Act and is administered by the SBA. The Loan to us was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1%) per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing on the first day of the next month after the expiration of the initial six-month deferment period and may be prepaid by us at any time prior to the April 22, 2022 maturity date without penalty. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of permitted and eligible payroll costs, mortgage interest, rent and utilities. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. No assurance is provided that we will obtain forgiveness of the Loan in whole or in part. We will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.
See “Note 9—Paycheck Protection Program” to the accompanying condensed consolidated financial statements for information regarding the Loan.
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

Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the second amendment to the initial license agreement dated January 12, 2017, or the Sato Amendment. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. We have received approximately $24.2 million from Sato beginning January 2017 through June 30, 2020 under the Amended Sato Agreement, including (i) a $10.8 million upfront payment received following the execution of the agreement in January 2017; (ii) a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018; and (iii) $11.2 million of installment payments received following the October 2018 amendment to our amended license agreement with Sato. Under the terms of the Sato Amendment, we received an upfront payment from Sato totaling 1.25 billion JPY (approximately $11.2 million USD) to be paid in three installments over a 12 months period. We received the first installment of 0.25 billion JPY (approximately $2.2 million USD) in October 2018, the second installment of 0.5 billion JPY (approximately $4.5 million USD) in March 2019 and the third installment of 0.5 billion JPY (approximately $4.6 million USD) in November 2019. The Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(13,790)	$(926)
Investing activities	(342)	(33)
Financing activities	35,878	25,010
Net increase in cash, cash equivalents and restricted cash	$21,746	$24,051
Net Cash Used in Operating Activities
During the six months ended June 30, 2020, net cash used in operating activities was $13.8 million and consisted primarily of a net loss of $14.3 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.0 million, impairment of long-lived assets of $2.4 million, share-based compensation expense of $0.7 million, stock issuance cost of $0.8 million related to commitment shares for the June 2020 Aspire CSPA, a loss on disposal of equipment of less than $0.1 million, and a $4.5 million net decrease in other operating assets and liabilities. The net decrease in assets and liabilities was primarily due to a $1.9 million decrease in research and development service obligation liabilities related to the amortization of the Ligand Funding Agreement liability, a $2.2 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement during the first quarter of 2020, a $0.4 million decrease in accrued legal and professional fees, a $0.5 million decrease in accrued outside research and development services and a $0.3 million decrease in accounts payable. These decreases were partially offset primarily by a $0.2 million increase in accrued compensation, a $0.2 million decrease in contracts and grants receivable and a $0.5 million decrease in prepaid expenses and other current assets. The changes in accounts payable and accrued outside research and development services balances during the second quarter of 2020 were primarily related to timing of invoice receipts and payments associated with the SB206 Phase 3 development program.
During the six months ended June 30, 2019, net cash used in operating activities was $0.9 million and consisted primarily of a net loss of $14.9 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.0 million, share-based compensation expense for both equity-based and liability-based awards of $1.8 million and a $11.2 million favorable change in other operating assets and liabilities. The favorable net change in assets and liabilities was primarily due to (i) a $12.0 million increase related to the advanced payment for the research and development service obligation associated with the Funding Agreement with Ligand, offset by a $2.2 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand, (ii) a $2.3 million increase in deferred revenue following the receipt of an additional upfront installment payment under the Amended Sato Agreement during the first quarter of 2019; and (iii) an unfavorable change in other operating assets of $0.9 million, primarily due to the timing of payments related to our operating activities.

Net Cash Used in Investing Activities
During the three months ended June 30, 2020, the $0.3 million of net cash used in investing activities was primarily related to installment payments made to a drug delivery device technology manufacturing vendor in connection with an ongoing drug delivery device technology enhancement project.
During the six months ended June 30, 2019, net cash used in investing activities was minimal and consisted of purchases of laboratory and manufacturing equipment.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2020, net cash provided by financing activities was $35.9 million and consisted primarily of $5.3 million of proceeds, net of underwriting fees, from closing of our March 2020 Public Offering, $5.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering, $7.3 million of proceeds, net of placement agent fees, from our March 2020 Registered Direct Offering, $1.0 million from the entry into a promissory note for an unsecured loan under the PPP, and $17.1 million of proceeds from the sale of our common stock pursuant to the 2019 Aspire CSPA and the June 2020 Aspire CSPA. These financing cash inflows were partially offset by $0.2 million of other offering costs, including legal and professional fees, directly associated with the March 2020 Public Offering, March 2020 Registered Direct Offering and the February 2020 shelf registration statement filing.
During the six months ended June 30, 2019, net cash provided by financing activities was $25.0 million and consisted of funding received pursuant to the Purchase Agreement with Reedy Creek.
Capital Requirements
As of June 30, 2020, we had a total cash and cash equivalents balance of $35.5 million and positive working capital of $28.2 million. We believe that our existing cash and cash equivalents balance as of June 30, 2020, plus (i) approximately $13.1 million of proceeds received in July 2020 from the further sale of common stock under our common stock purchase agreements with Aspire Capital, described above and (ii) expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through at least the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with an additional confirmatory Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other new late-stage clinical development programs. Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, is subject to our ability to secure additional capital, and has been and may be further impacted by the COVID-19 pandemic. We will need significant additional funding to make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection.
We are utilizing our existing capital resources to fund the ongoing and near-term operating and development activities, as described in the “Overview” section above. While our operating forecast and related cash projection includes the expected costs associated with the B-SIMPLE4 trial and development activities in certain priority therapeutic areas, it excludes any potential costs associated with other new clinical stage development programs. If we were to progress other clinical stage development programs, we will need significant additional funding, including, but not limited to through (i) equity or debt financings, including through potential sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. If we continue to attempt to raise additional capital, there can be no assurance that we will be able to obtain it on terms acceptable to us, on a timely basis, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. A failure to obtain sufficient funds on acceptable terms when needed could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan and could impact the magnitude and/or timing of development and operating expenses and therefore our cash runway. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of June 30, 2020, we had an accumulated deficit of $234.2 million.
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
Adequate funding may not be available to us on terms acceptable to us, on a timely basis, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. Our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, such as our current hold on most of our clinical development programs, to conserve our cash and cash equivalents or, ultimately, we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, whereby, our stockholders may lose some or all of their investment. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value.
We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount or timing of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:

•	the initiation, progress, timing, costs, results, and evaluation of results of trials for our clinical-stage product candidates, including trials conducted by us or potential future partners;

•	the progress, timing, costs and results of development and preclinical study activities relating to other potential applications of our nitric oxide platform;

•	the number and characteristics of product candidates that we pursue;

•	our ability to enter into strategic relationships to support the continued development of certain product candidates and the success of those arrangements;

•	our success in optimizing the size and capability of our current manufacturing capabilities and related processes to meet our strategic objectives;

•	our success in the technical transfer of methods and processes related to our drug substance and drug product manufacturing with our current and/or potential future contract manufacturing partners;

•	the outcome, timing and costs of seeking regulatory approvals;

•	the occurrence and timing of potential development and regulatory milestones achieved by Sato, our licensee for SB204 and SB206 in Japan;

•	the terms and timing of any future collaborations, licensing, consulting, financing or other arrangements that we may enter into;

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
Contractual Obligations and Contingent Liabilities
Except for compensatory obligations described in “Note 8—Commitments and Contingencies” and the Loan we received under the PPP described in “Note 9—Paycheck Protection Program” to the accompanying condensed consolidated financial statements, there were no material changes during the six months ended June 30, 2020 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
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
Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report. Except for the following matters, during the six months ended June 30, 2020, there were no other material changes to our critical accounting policies.

Assessment of Long-Lived Assets for Held-for-Sale Classification and Potential Impairment; Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying unaudited condensed consolidated interim financial statements, we evaluated all of our long-lived assets for potential for held for sale classification and potential impairment as of June 29, 2020. This evaluation, which included the conduct of nonrecurring fair value measurements pursuant to FASB ASC 820, Fair Value Measurements, required the use of significant judgments and estimates.
The carrying values of long-lived assets within disposal groups that met the criteria to be classified as held for sale were adjusted to equal the disposal groups’ fair value less cost to sell. Quoted or estimated selling prices were used to estimate the fair value of the disposal group assets, which were determined to be Level 2 or Level 3 inputs within the fair value measurement hierarchy in ASC 820, respectively.
Long-lived assets in asset groups that remained classified as held and used were assessed for potential impairment. For those asset groups that had indicators of impairment and failed a test of recoverability, their carrying value was adjusted to equal their estimated fair value. For the asset group consisting of a right-of-use lease asset, leasehold improvements and other property affixed to the Morrisville, North Carolina facility, we determined that the lease terms established in the new tenant’s prime lease of the Morrisville, North Carolina facility were representative of the asset group’s highest and best use and were consistent with market terms; therefore, such terms were considered to be the best available valuation inputs for the fair value estimate, and such inputs were determined to be Level 3 inputs within the fair value measurement hierarchy. For the asset group consisting of other property and equipment not directly associated with our continuing research, development and pilot scale drug manufacturing capabilities, we determined that a market participant was unlikely to pay any material value for such assets and therefore we determined that their fair value was zero. The inputs used to estimate fair value of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy.
Restatement of Previously Issued Financial Statements
On May 14, 2020, the Audit Committee of our board of directors, in consultation with management and BDO USA, LLP, concluded that, because of a misapplication of the accounting guidance applicable to the warrants we issued in January 2018, our previously issued consolidated financial statements for the year ended December 31, 2018, and all quarterly periods of 2019 and 2018, or the Affected Periods, should no longer be relied upon. On May 20, 2020, we restated our consolidated financial statements for all Affected Periods in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2019. As such, the comparative information provided for the three and six months ended June 30, 2019 contained in the results of operations discussed above reflect these previously restated amounts.
Recent Accounting Pronouncements
Recently issued accounting pronouncements that we have adopted or are currently evaluating are described in detail within “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements.
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
Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of such date at the reasonable assurance level.
Remediation of Material Weakness
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission, or the 2013 Framework. Based on our evaluation under the 2013 Framework, management concluded that we did not maintain effective internal control over financial reporting as of June 30, 2020 because of a material weakness in our internal controls related to the accounting for significant and unusual transactions.
We have devoted, and plan to continue to devote, significant efforts and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and apply accounting guidance pertaining to significant and unusual transactions, we have begun and plan to continue to enhance the design of control activities that will better enable our understanding of the nuances of increasingly complex accounting standards and their application. We have initiated the following changes in our internal control over financial reporting during the three months ended June 30, 2020:

•	provided enhanced access to accounting literature and research materials; and

•	increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications.
As we continue to evaluate and work to remediate this material weakness our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation efforts described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
(b) Changes in Internal Controls Over Financial Reporting
Except for the changes described above to remediate the previously reported material weakness, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We identified a material weakness in our internal controls related to the accounting for significant and unusual transactions. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of June 30, 2020.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.  For a discussion of management’s consideration of the material weakness identified related to the accounting for a significant and unusual transactions, see Part I, Item 4: Controls and Procedures included in this Quarterly Report on Form 10-Q.

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
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19. As disclosed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Overview,” we have implemented protocols and other measures to continue our critical business functions, maximize employee safety and account for potential impacts of the COVID-19 pandemic in our B-SIMPLE4 trial design. Nonetheless, we are continuing to assess our business plans and the impact COVID-19 may have on our ability to conduct our planned preclinical studies and clinical trials, most of which also remain subject to available funding, including our ability to recruit patients to participate in clinical trials and access sites and investigators to conduct our clinical trials, and our ability to rely on our current and future third-party relationships (including with third-party manufacturers, vendors, and strategic partners). There can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. In particular, COVID-19 has impacted the trial execution plans of our B-SIMPLE4 Phase 3 trial for SB206, and we are assessing any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206, including delay, postponement or other impacts to the trial. We may face difficulties and/or delays with site initiation and patient enrollment for the B-SIMPLE4 Phase 3 trial for SB206 or our other planned preclinical or clinical trials if (i) the prevalence of molluscum contagiosum is reduced as a result of the various measures implemented by authorities to try to contain COVID-19, (ii) the patient populations that are eligible for our planned clinical trials are impacted by the COVID-19 pandemic, or (iii) if healthcare resources continue to be prioritized toward the COVID-19 pandemic. Because the greatest incidence of molluscum is in children aged one to 14 years, school and child care center closures or reliance on virtual learning could impact our ability to conduct the B-SIMPLE4 Phase 3 trial for SB206. Moreover, the COVID-19 pandemic may continue to affect the business of the FDA or other health authorities, which could result in delays in our interactions with the FDA related to our planned clinical trials.
If we or any future third-parties with whom we partner (including manufacturers, vendors, strategic partners, clinical trial sites, and CROs), or the FDA or other health authorities, experience delays or other disruptions, inefficiencies or other adverse impacts associated with the COVID-19 pandemic, our ability to conduct our business and operations could be further adversely affected, which could prevent or delay us continuing development of our product candidates, and ultimately of reviews and approvals of our product candidates. The extent to which COVID-19 and global efforts to contain its spread will impact our business including our operations, preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity, and scope of the pandemic and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19.

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
During the quarter ended June 30, 2020, we sold an aggregate of 3,865,717 shares of common stock to Aspire Capital under the 2019 Aspire CSPA, generating aggregate proceeds of $1.8 million. This is in addition to the 700,000 shares of common stock sold to Aspire Capital in the first quarter of 2020 as reported in our Form 10-Q for such period, for an aggregate of 4,565,717 shares sold under the 2019 Aspire CSPA for the six months ended June 30, 2020. Such shares are registered for re-sale by Aspire Capital on our Registration Statement on Form S-1 (File No. 333-233632) registering 7,032,630 shares of common stock that have been or may be offered to Aspire Capital from time to time under the 2019 Aspire CSPA.
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
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
4.1	Registration Rights Agreement, dated June 15, 2020, between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	4.1	June 17, 2020
10.2	Paycheck Protection Program Term Note, dated April 22, 2020, in favor of PNC Bank, National Association		8-K	001-37880	10.1	April 23, 2020
10.3	Common Stock Purchase Agreement, dated June 15, 2020, between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	June 17, 2020
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.	X
101.SCH	XBRL Taxonomy Extension Schema Document.	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	XBRL Taxonomy Extension Definition Document.	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.	X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novan, Inc.

By:	/s/ Paula Brown Stafford
Paula Brown Stafford
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Gay
John M. Gay
Vice President, Finance and Corporate Controller
(Principal Financial Officer)

/s/ Andrew J. Novak
Andrew J. Novak
Vice President, Accounting and Business Operations
(Principal Accounting Officer)

Date: August 14, 2020