Form 10-Q
period 2020-09-30
Novan, Inc.
filed 2020-10-30
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-37880

Novan, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-4427682
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4105 Hopson Road
Morrisville,	North Carolina	27560
(Address of principal executive offices)		(Zip Code)
(919) 485-8080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NOVN	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of October 26, 2020, there were 141,513,791 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,072	$13,711
Contracts and grants receivable	157	419
Deferred offering costs	58	49
Prepaid expenses and other current assets	998	1,545
Assets held for sale	470	—
Total current assets	44,755	15,724
Restricted cash	—	540
Intangible assets	75	75
Other assets	330	419
Property and equipment, net	1,410	10,506
Right-of-use lease assets	—	1,833
Total assets	$46,570	$29,097
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$172	$1,602
Accrued compensation	783	437
Accrued outside research and development services	1,052	1,013
Accrued legal and professional fees	319	616
Other accrued expenses	601	553
Deferred revenue, current portion	4,401	4,428
Paycheck Protection Program loan, current portion	119	—
Research and development service obligation liability, current portion	602	3,088
Lease liabilities, current portion	—	1,162
Total current liabilities	8,049	12,899
Deferred revenue, net of current portion	3,760	7,076
Paycheck Protection Program loan, net of current portion	837	—
Lease liabilities, net of current portion	—	5,100
Research and development service obligation liability, net of current portion	1,047	727
Research and development funding arrangement liability, related party	25,000	25,000
Other long-term liabilities	424	578
Total liabilities	39,117	51,380
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common stock $0.0001 par value; 200,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 141,523,291 and 26,744,300 shares issued as of September 30, 2020 and December 31, 2019, respectively; 141,513,791 and 26,734,800 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	14	3
Additional paid-in capital	250,236	197,853
Treasury stock at cost, 9,500 shares as of September 30, 2020 and December 31, 2019	(155)	(155)
Accumulated deficit	(242,642)	(219,984)
Total stockholders’ equity (deficit)	7,453	(22,283)
Total liabilities and stockholders’ equity (deficit)	$46,570	$29,097

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
License and collaboration revenue	$1,100	$1,100	$3,224	$3,301
Government research contracts and grants revenue	217	216	627	216
Total revenue	1,317	1,316	3,851	3,517
Operating expenses:
Research and development	4,836	8,598	13,513	19,614
General and administrative	3,108	2,290	8,847	8,595
Impairment loss on long-lived assets	—	—	2,421	—
Loss on facility asset group disposition	1,772	—	1,772	—
Total operating expenses	9,716	10,888	26,553	28,209
Operating loss	(8,399)	(9,572)	(22,702)	(24,692)
Other (expense) income, net:
Interest income	2	53	47	149
Interest expense	—	—	—	(1)
Other (expense) income	(8)	23	(3)	115
Total other (expense) income, net	(6)	76	44	263
Net loss and comprehensive loss	$(8,405)	$(9,496)	$(22,658)	$(24,429)
Net loss per share, basic and diluted	$(0.06)	$(0.36)	$(0.27)	$(0.94)
Weighted-average common shares outstanding, basic and diluted	133,689,645	26,189,454	83,961,052	26,108,870

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2020
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2019	26,734,800	$3	$197,853	$(155)	$(219,984)	$(22,283)
Share-based compensation	—	—	385	—	—	385
Common stock and pre-funded warrants issued pursuant to public offering, net	15,498,602	2	5,156	—	—	5,158
Exercise of pre-funded warrants related to public offering	4,333,334	—	—	—	—	—
Common stock and pre-funded warrants issued pursuant to registered direct offering, net	10,550,000	1	7,224	—	—	7,225
Exercise of pre-funded warrants related to registered direct offering	4,602,326	—	—	—	—	—
Exercise of common stock warrants	9,600,000	1	2,879	—	—	2,880
Common stock issued pursuant to common stock purchase agreement	700,000	—	442	—	—	442
Net loss	—	—	—	—	(6,167)	(6,167)
Balance as of March 31, 2020	72,019,062	$7	$213,939	$(155)	$(226,151)	$(12,360)
Share-based compensation	—	—	335	—	—	335
Exercise of pre-funded warrants related to registered direct offering	3,452,326	—	—	—	—	—
Exercise of common stock warrants	8,610,667	1	2,582	—	—	2,583
Common stock issued pursuant to common stock purchase agreements	35,339,992	4	17,487	—	—	17,491
Net loss	—	—	—	—	(8,086)	(8,086)
Balance as of June 30, 2020	119,422,047	$12	$234,343	$(155)	$(234,237)	$(37)
Share-based compensation	—	—	147	—	—	147
Exercise of common stock warrants	248,500	—	75	—	—	75
Exercise of stock options	11,500	—	5	—	—	5
Common stock issued pursuant to common stock purchase agreement	21,831,744	2	15,666	—	—	15,668
Net loss	—	—	—	—	(8,405)	(8,405)
Balance as of September 30, 2020	141,513,791	$14	$250,236	$(155)	$(242,642)	$7,453

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) continued
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2019
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2018	26,056,735	$3	$195,483	$(155)	$(188,893)	$6,438
Share-based compensation	—	—	168	—	—	168
Exercise of stock options	12,999	—	10	—	—	10
Net loss	—	—	—	—	(6,637)	(6,637)
Adoption of new accounting standards	—	—	—	—	(714)	(714)
Balance as of March 31, 2019	26,069,734	$3	$195,661	$(155)	$(196,244)	$(735)
Share-based compensation	—	—	245	—	—	245
Net loss	—	—	—	—	(8,296)	(8,296)
Balance as of June 30, 2019	26,069,734	$3	$195,906	$(155)	$(204,540)	$(8,786)
Share-based compensation	—	—	320	—	—	320
Liability-based awards reclassified to additional paid-in capital	—	—	366	—	—	366
Common stock issued pursuant to common stock purchase agreement	445,622	—	261	—	—	261
Net loss	—	—	—	—	(9,496)	(9,496)
Balance as of September 30, 2019	26,515,356	$3	$196,853	$(155)	$(214,036)	$(17,335)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flow from operating activities:
Net loss	$(22,658)	$(24,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,107	1,531
Impairment loss on long-lived assets	2,421	—
Non-cash loss on facility asset group disposition	767	—
Share-based compensation	832	2,444
Non-cash cost of shares issued to Aspire Capital as commitment fee	1,695	—
Loss on disposal and write-offs of property and equipment	66	36
Changes in operating assets and liabilities:
Contracts and grants receivable	262	(216)
Prepaid expenses and other current assets	744	125
Accounts payable	(1,441)	1,245
Accrued compensation	346	40
Accrued outside research and development services	39	819
Accrued legal and professional fees	(297)	(289)
Other accrued expenses	82	(17)
Deferred revenue	(3,343)	1,159
Advanced payment for research and development service obligation	—	12,000
Research and development service obligation liabilities	(2,166)	(5,543)
Other long-term assets and liabilities	(324)	(326)
Net cash used in operating activities	(21,868)	(11,421)
Cash flow from investing activities:
Purchases of property and equipment	(415)	(38)
Proceeds from the sale of property and equipment	325	—
Net cash used in investing activities	(90)	(38)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	12,577	—
Proceeds from exercise of common stock warrants	5,538	—
Proceeds from Paycheck Protection Program loan	956	—
Proceeds from issuance of common stock under common stock purchase agreement	31,906	261
Payments related to public offering costs	(178)	—
Payments of offering costs related to new registration statement	(25)	—
Proceeds from exercise of stock options	5	10
Proceeds from research and development funding arrangement	—	25,000
Net cash provided by financing activities	50,779	25,271
Net increase in cash, cash equivalents and restricted cash	28,821	13,812
Cash, cash equivalents and restricted cash as of beginning of period	14,251	8,733
Cash, cash equivalents and restricted cash as of end of period	$43,072	$22,545

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs reclassified to additional paid-in capital	$16	$—
Purchases of property and equipment with accounts payable and accrued expenses	$56	$24
Liability-based awards reclassified to additional paid-in capital	$—	$366
Common stock issued for payment of commitment fee	$—	$750
Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$43,072	$15,549
Restricted cash included in current assets	—	5,651
Restricted cash included in noncurrent assets	—	1,345
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$43,072	$22,545

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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•The Company has reported a net loss in all fiscal periods since inception and, as of September 30, 2020, the Company had an accumulated deficit of $242,642.
•As of September 30, 2020, the Company had a total cash and cash equivalents balance of $43,072.
•As described in Note 10—Stockholders’ Equity (Deficit), in July 2020 the Company entered into a common stock purchase agreement (the “July 2020 Aspire CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”). The July 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of June 15, 2020, between the Company and Aspire Capital (the “June 2020 Aspire CSPA”), which had replaced the prior common stock purchase agreement, dated as of August 30, 2019, between the Company and Aspire Capital (the “2019 Aspire CSPA”). During the nine months ended September 30, 2020, the Company received aggregate net proceeds of $31,906 from the 2019 Aspire CSPA, the June 2020 Aspire CSPA and the July 2020 Aspire CSPA.
•As described in Note 10—Stockholders’ Equity (Deficit), in early March 2020 the Company completed a public offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and common warrants to purchase common stock pursuant to the Company’s then effective shelf registration statement (the “March 2020 Public Offering”). Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. The Company has also received proceeds from the exercise of common warrants issued in the March 2020 Public Offering of approximately $5,538 through September 30, 2020.
•As described in Note 10—Stockholders’ Equity (Deficit), in late March 2020 the Company completed a registered direct offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) pursuant to the Company’s then effective shelf registration statement (the “March 2020 Registered Direct Offering”). Net proceeds from the offering were approximately $7,225 after deducting fees and commissions and offering expenses of approximately $774.
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
The Company believes that its existing cash and cash equivalents balance as of September 30, 2020, and expected contractual payments to be received in connection with existing licensing agreements, will provide it with adequate liquidity to fund its operating needs through the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with a pivotal Phase 3 trial for SB206 as a treatment for molluscum (the “B-SIMPLE4 trial”), and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other late-stage clinical development programs and proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. Further advancement of the SB206 molluscum program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical development program across the Company’s platform, is subject to securing significant additional funding or strategic partnering, and has been and may be further impacted by the COVID-19 pandemic.
The Company will need significant additional funding to continue its operating activities and make further advancements in its product development programs beyond those currently included in its operating forecast and related cash projection. The Company does not currently have sufficient funds to complete development and commercialization of any of its product candidates. The inability of the Company to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company needs and intends to pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s recent equity issuances during the nine months ended September 30, 2020, have resulted in significant dilution to its existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to the Company’s existing stockholders. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of its assets, such as a sale of its dermatology platform assets, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to the Company. Under these circumstances, the Company could instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
COVID-19
In December 2019, the novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes novel coronavirus disease 2019 (“COVID-19”) was reported in China, and in March 2020, the World Health Organization declared it a pandemic. The extent to which COVID-19 and global efforts to contain its spread will impact the Company’s business including its operations, preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19. The timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 trial for SB206, and while the Company enrolled and dosed the first patient in the trial in September 2020, the Company is continuing to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206, including any potential delay, postponement or other impact to the trial. Despite disruptions to the Company’s business operations and the business operations of third parties on which the Company relies, the COVID-19 pandemic has not significantly impacted the Company’s operating results and financial condition to date. However, at this time, the extent to which COVID-19 may impact the Company’s financial condition or results of operations in the future is uncertain.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments (consisting of adjustments of a normal, recurring nature and the impact of the Company’s restatement of its consolidated financial statements for the Affected Periods (as defined below)) that are necessary for the fair statement of the Company’s financial position and its results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2019 set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as amended, filed with the SEC as discussed below.

Restatement of Previously Issued Financial Statements
On May 14, 2020, the Company revised its prior position on accounting for warrants and concluded that its previously issued consolidated financial statements for the year ended December 31, 2018, and all quarterly periods of 2019 and 2018 (the “Affected Periods”) should not be relied upon because of a misapplication in the guidance on warrant accounting. On May 20, 2020, the Company restated its consolidated financial statements for all Affected Periods in its Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2019. As such, the comparative information provided for the three and nine months ended September 30, 2019 contained in the preceding condensed consolidated financial statements and the accompanying footnotes reflect these previously restated amounts.
Restricted Cash
Restricted cash as of December 31, 2019 included funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company. As described in Note 8—Commitments and Contingencies, in conjunction with the Company’s early termination of such facility space in July 2020, the $539 security deposit was applied as a partial payment of a $600 lease termination fee. Therefore, there was no restricted cash as of September 30, 2020.
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
See Note 14—Assets Held for Sale, Impairment Charges for a discussion of the Company’s application of this accounting policy.
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
As described in Note 8—Commitments and Contingencies, on July 16, 2020, the Company entered into a lease termination agreement, which provided for the early termination of the existing lease for the Company’s corporate headquarters and sole research, development and manufacturing facility. In contemplation of this transaction, during June 2020, the Company decommissioned the areas within the Facility (as defined below), as well as the associated equipment, that supported the Company’s large scale cGMP drug manufacturing capability in preparation for execution of the lease termination agreement. The performance of decommissioning activities as noted above was considered to be a triggering event that caused the Company to evaluate its long-lived assets for impairment as of June 29, 2020, principally its right of use lease asset and its property, plant and equipment, including leasehold improvements. See Note 14—Assets Held for Sale, Impairment Charges for a discussion of the Company’s evaluation of its long-lived assets for impairment. The Company also recorded an additional loss based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the three months ended September 30, 2020. See Note 15—Asset Group Disposition for additional detail regarding the loss on the Company’s facility asset group disposition.
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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and nine months ended September 30, 2020 and September 30, 2019 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	September 30,
	2020	2019
Warrants to purchase common stock associated with January 2018 public offering (Note 10)	10,000,000	10,000,000
Warrants to purchase common stock associated with March 2020 public offering (Note 10)	3,219,125	—
Warrants to purchase common stock associated with March 2020 registered direct offering (Note 10)	558,140	—
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	1,995,283	1,806,502
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	610,000	1,000,000
Inducement stock options outstanding (Note 11)	91,834	125,500
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
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $1,100, or approximately 84% of total revenue, and $3,224, or approximately 84% of total revenue, during the three and nine months ended September 30, 2020, respectively. During the three and nine months ended September 30, 2019, the Company generated revenue from its licensing partner in Japan of $1,100, or approximately 84% of total revenue, and $3,301 or approximately 94% of total revenue.
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

Sublicense of UNC and other third party intellectual property to KNOW Bio. The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from the University of North Carolina at Chapel Hill (“UNC”) under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the nine months ended September 30, 2020 and 2019.
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
The rights granted to the Company in the Oncovirus Field in the KNOW Bio Amendments continue for so long as there is a valid patent claim under the Original KNOW Bio Agreements, and upon expiration continue on a perpetual non-exclusive basis, and are subject to the termination rights of KNOW Bio and the Company that are set forth in the Original KNOW Bio Agreements. In addition, under the KNOW Bio Amendments, KNOW Bio may terminate the rights granted to the Company in the Oncovirus Field without terminating the Original KNOW Bio Agreements.
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
Under the Amended Sato Agreement, in exchange for the SB204 and SB206 license rights granted to Sato, Sato agreed to pay the Company the following:

•An upfront payment of 1.25 billion Japanese Yen (“JPY”) payable in installments of 0.25 billion JPY, 0.5 billion JPY and 0.5 billion JPY on October 5, 2018, February 14, 2019 and September 13, 2019, respectively. This was in addition to the 1.25 billion JPY (approximately $10,813 USD) paid on January 19, 2017 following the execution of the Sato Agreement on January 12, 2017. On October 23, 2018, the Company received the first installment from the Amended Sato Agreement of 0.25 billion JPY (approximately $2,224 USD). On March 14, 2019, the Company received the second installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,460 USD). On November 7, 2019, the Company received the third installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,554 USD).
•Up to an aggregate of 1.75 billion JPY (adjusted from 2.75 billion JPY in the Sato Agreement) upon the achievement of various development and regulatory milestones, including (i) a 0.25 billion JPY (approximately $2,162 USD) milestone payment received during the fourth quarter of 2018 following Sato’s initiation of a Phase 1 trial in Japan; and (ii) an aggregate of 1.0 billion JPY that becomes payable upon the earlier occurrence of specified fixed future dates or the achievement of milestone events.
•Up to an aggregate of 3.9 billion JPY (adjusted from 0.9 billion JPY in the Sato Agreement) upon the achievement of various commercial milestones.
•A tiered royalty ranging from a mid-single digit to a low-double digit percentage (adjusted from a mid-single digit percentage in the Sato Agreement) of net sales of licensed products in the licensed territory, subject to a reduction in the royalty payments in certain circumstances.
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
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to September 30, 2020; or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:
•The 1.25 billion JPY (approximately $10,813 USD) original upfront payment received on January 19, 2017 following the execution of the Sato Agreement on January 12, 2017.
•A milestone payment of 0.25 billion JPY (approximately $2,162 USD) received during the fourth quarter of 2018 following Sato’s initiation of a Phase 1 trial in Japan.
•The Sato Amendment upfront payment of 1.25 billion JPY, payable in installments of 0.25 billion JPY, 0.5 billion JPY and 0.5 billion JPY on October 5, 2018, February 14, 2019 and September 13, 2019, respectively. On October 23, 2018, the Company received the first installment from the Amended Sato Agreement of 0.25 billion JPY (approximately $2,224 USD). On March 14, 2019, the Company received the second installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,460 USD). On November 7, 2019, the Company received the third installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,554 USD).
•An aggregate of 1.0 billion JPY in non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.
The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2019	$8,974	$20,478	$11,504

September 30, 2020	$8,895	$17,056	$8,161

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2019	$4,428	$7,076	$11,504

September 30, 2020	$4,401	$3,760	$8,161
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset). The change in the net deferred revenue balance during the three and nine months ended September 30,

2020 was associated with the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue). During the three and nine months ended September 30, 2020, the Company recognized $1,100 and $3,224, respectively, in license and collaboration revenue under this agreement. During the three and nine months ended September 30, 2019, Company recognized $1,100 and $3,301, respectively, in license and collaboration revenue under this agreement.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of September 30, 2020 and therefore, is currently fully constrained and excluded from the transaction price.
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
The Company monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. During the third quarter of 2020, Sato prepared and the Company reviewed an SB206 Japan development program timeline that was supportive of the 7.5 year performance period estimate. However, the SB204 asset’s Japan development plan and program timeline remains under evaluation by the Company and Sato. This combined SB204 and SB206 development program timeline in Japan may potentially be affected by various factors, including (i) the results from the Company’s SB206 Phase 3 trials in the United States, including but not limited to top-line efficacy results announced in January 2020 and the results of the ongoing B-SIMPLE4 trial, (ii) the Company’s remaining timeline for the ongoing B-SIMPLE4 trial in the United States, which has been and may be further impacted by the COVID-19 pandemic, and (iii) the Company’s in-house drug manufacturing capabilities and the progression of the Company’s manufacturing technology transfer projects with third-party contract manufacturing organizations.
If the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments, as applicable, to the mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
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
Contract Costs—Sato Agreement
The Company has incurred certain fees and costs in the process of obtaining the Amended Sato Agreement that were payable upon contract execution and, therefore, have been recognized as other assets and amortized as general and administrative expense on a straight-line basis over the same estimated performance period being used to recognize the associated revenue. These fees are associated with the following two arrangements and are described as follows:

•The Company entered into an agreement with a third party to assist the Company in exploring the licensing opportunity which led to the execution of the Sato Agreement. The Company is obligated to pay the third party a low-single-digit percentage of all upfront and milestone payments the Company receives from Sato under the Amended Sato Agreement.
•The intellectual property rights granted to Sato under the Sato Agreement include certain intellectual property rights which the Company has licensed from UNC. Under the UNC License Agreement described in Note 3—Research and Development Licenses, the Company is obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, the Company is obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.
Performance Obligations under the Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of September 30, 2020 was $8,161. The Company expects to recognize approximately 26% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Amended Sato Agreement that are contingent upon future sales.
Government Contracts and Grant Revenue
The Company assessed the following federal grants in accordance with Topic 958 and concluded that both represent conditional non-exchange transactions.
In August 2019, the Company received a Phase 1 federal grant of approximately $223 (the “NIH Phase 1 Grant”) from the National Institutes of Health (the “NIH”). The funds are to be used to advance formulation development of a nitric oxide-containing intravaginal gel (WH602) designed to treat high-risk human papilloma virus (“HPV”) infections that can lead to cervical intraepithelial neoplasia (“CIN”). The specific focus is to ensure the nitric oxide delivery from the gel replicates doses of nitric oxide previously demonstrated to be effective against HPV in the Company’s clinical and in vitro studies. Revenue recognized under the NIH Phase 1 Grant was $0 and $29 during the three and nine months ended September 30, 2020, respectively. Revenue recognized under this grant was $26 during the three and nine months ended September 30, 2019.
In February 2020, following the successful progression of the NIH Phase 1 Grant, the Company was awarded a Phase 2 federal grant of approximately $997 from the NIH (the “NIH Phase 2 Grant”) that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. The NIH Phase 2 Grant funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company may be eligible to receive additional funding as part of the NIH Phase 2 Grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term. Revenue recognized under the NIH Phase 2 Grant was $104 during the three and nine months ended September 30, 2020.
In September 2019, the Company received a grant from the United States Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant will support the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant will support the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $113 and $494 during the three and nine months ended September 30, 2020, respectively. Revenue recognized under this grant was $190 during the three and nine months ended September 30, 2019.

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
The Company amortizes the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs incurred by the Company during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States. The ratable Ligand funding is presented within the consolidated statement of operations as an offset to research and development expenses associated with the SB206 program. During the three months ended June 30, 2020, the Company completed a reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval, including consideration of how such estimated costs may potentially be affected by various regulatory, clinical development, and drug manufacturing and supply factors. During this reassessment, the Company concluded that the incremental costs associated with the conduct of the additional B-SIMPLE4 clinical trial would be excluded from the total cost basis used to amortize the liability because they were not contemplated within the Ligand Funding Agreement. The reassessment also concluded that the other projected costs to progress SB206 to a planned regulatory approval in the United States, most of which are regulatory costs associated with the NDA submission process, did not materially change and did not have a material effect on the amortization of the liability.
The initial restricted cash balance was also reduced ratably during interim reporting periods in 2019 in a manner consistent with the amortization method for the Ligand funding liability balance. As of December 31, 2019, the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12,000 purchase price, causing the aforementioned repayment provision provided for in the Funding Agreement to no longer be enforceable. Therefore, the Company reported no restricted cash balance related to the Funding Agreement, as of December 31, 2019 or September 30, 2020 in its accompanying condensed consolidated balance sheets.
For the three and nine months ended September 30, 2020, the Company recorded $284 and $2,166, respectively, as contra-research and development expense related to the SB206 developmental program, funded by Ligand. For the three and nine months ended September 30, 2019, the Company recorded $3,350 and $5,543, respectively, as contra-research and development expense related to the SB206 developmental program, funded by Ligand.

Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	September 30, 2020	December 31, 2019
Computer equipment	$67	$575
Furniture and fixtures	34	305
Laboratory equipment	2,337	7,898
Office equipment	72	339
Leasehold improvements	101	7,068
Property and equipment, gross	2,611	16,185
Less: Accumulated depreciation and amortization	(1,201)	(5,679)
Property and equipment, net of accumulated depreciation and amortization	$1,410	$10,506
Depreciation and amortization expense was $120 and $1,107 for the three and nine months ended September 30, 2020, respectively, and $510 and $1,531 for the three and nine months ended September 30, 2019, respectively.
As described in Note 14—Assets Held for Sale, Impairment Charges, during the second quarter of 2020, the Company met the relevant criteria for reporting certain property and equipment as held for sale on June 29, 2020, and as a result, the Company stopped recording depreciation expense on that date, assessed the property and equipment assets for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment, and reclassified the remaining carrying value of the assets held for sale as current assets in its condensed consolidated balance sheets as of June 30, 2020. Also during the second quarter of 2020, the Company assessed its remaining property and equipment held for use for potential impairment as of June 29, 2020, as described in Note 14—Assets Held for Sale, Impairment Charges.
As described in Note 15—Asset Group Disposition, certain events and transactions occurred during the three months ended September 30, 2020 that resulted in the disposition of assets and liabilities within the Company’s various disposal and asset groups, including the disposition of all assets and liabilities within the Company’s facility asset group on July 16, 2020 in conjunction with the lease termination transaction described in Note 8—Commitments and Contingencies.
As of September 30, 2020, the Company had $470 of disposal group carrying value remaining, which continues to be classified as assets held for sale in the accompanying condensed consolidated balance sheets.
The following table summarizes the activity of the Company’s property and equipment, net, including the impairment and disposal of certain property and equipment, net, during the nine months ended September 30, 2020:

Property and Equipment, net

December 31, 2019	$10,506
Additions	392
Depreciation	(1,107)
Impairment charges	(2,421)
Reclassification to assets held for sale	(977)
Facility asset group disposition	(4,902)
Other disposals	(81)
September 30, 2020	$1,410

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
Primary Facility Lease
In August 2015, the Company entered into a lease agreement for approximately 51,000 rentable square feet of facility space in Morrisville, North Carolina, commencing in April 2016 (the “Primary Facility Lease”). The initial term of the Primary Facility Lease extended through June 30, 2026. The Company had an option to extend the Primary Facility Lease by five years upon completion of the initial lease term; however, the renewal period was not included in the calculation of the lease obligation. As of June 30, 2020, the Company had approximately $7,900 in remaining minimum lease payments under the Primary Facility Lease.
On July 16, 2020, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with Durham Hopson, LLC (as successor-in-interest to Durham Hopson Road, LLC) (the “Landlord”), which provided for the early termination of the Primary Facility Lease, subject to certain conditions. Pursuant to the terms of the Termination Agreement, the Primary Facility Lease was terminated in connection with the Landlord entering into a lease with an unrelated third party (the “New Tenant”) for the premises in the building covered by the Primary Facility Lease (the “New Tenant Lease”), which commenced on July 16, 2020.
As consideration for the early termination of the Primary Facility Lease pursuant to the Termination Agreement, the Company paid $600 to the Landlord, $539 of which was remitted through the Company’s existing security deposit under the Primary Facility Lease to the Landlord, and $61 of which was paid in cash. In addition, pursuant to the terms of a separate and stand-alone agreement between the Company and its real estate broker, the Company incurred a broker fee of $405 upon execution of the Termination Agreement. These costs directly associated with the execution of the Termination Agreement, which totaled $1,005 in aggregate, were included as part of the loss on disposition of the Company’s facility asset group, as described in Note 14—Assets Held for Sale, Impairment Charges.

In connection with the termination of the Primary Facility Lease pursuant to the Termination Agreement, the Company entered into a sublease agreement, which was effective upon the termination of the Primary Facility Lease and the commencement of the New Tenant Lease, through which the Company began to sublease from the New Tenant approximately 12,000 square feet (reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by the Primary Facility Lease (the “Sublease”). The New Tenant and the Landlord entering into the New Tenant Lease was a condition precedent to the effectiveness of the termination of the Primary Facility Lease pursuant to the Termination Agreement, and, in connection with the termination of the Primary Facility Lease, the Landlord consented to the Sublease. The Sublease will expire on March 31,

2021, if not earlier terminated, and is terminable, in part or in whole, by the Company upon 30 days’ written notice with no penalty.
The Company currently expects to operate its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within the Facility pursuant to the Sublease, however, the Company decommissioned the areas within the Facility, as well as the associated equipment, that supported the Company’s large scale cGMP drug manufacturing capability in preparation for execution of the Termination Agreement. The Company incurred an aggregate of approximately $300 during the nine months ended September 30, 2020 for these decommissioning, environmental remediation and other preparatory services to ready the Facility for the execution of the Termination Agreement. These costs were included within research and development expenses in the accompanying condensed consolidated statements of operations.
Rent expense, including both short-term and variable lease components associated with the primary facility lease, was $53 and $448 for the three and nine months ended September 30, 2020, and $225 and $655 for the three and nine months ended September 30, 2019, respectively.
In connection with the execution of the Termination Agreement and the associated performance of decommissioning activities mentioned above, the Company evaluated its long-lived assets for impairment, principally its right of use lease asset and its property, plant and equipment, including leasehold improvements. See Note 14—Assets Held for Sale, Impairment Charges for a discussion of the Company’s evaluation of its long-lived assets and the resulting impairment charges recorded during the nine months ended September 30, 2020. The Company also recorded an additional loss based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the three months ended September 30, 2020. See Note 15—Asset Group Disposition for additional detail regarding the loss on the Company’s facility asset group disposition.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of September 30, 2020.
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
Compensatory Obligations
In conjunction with the departures of two former Company officers in 2019, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized related severance expense of $0 and $878, during the nine months ended September 30, 2020 and 2019, respectively. The accrued severance obligation in respect of the two former officers was $33 as of December 31, 2019 and was fully paid in the first quarter of 2020.

As part of a strategic objective to reduce the Company’s costs related to internal resources, facilities, and infrastructure capabilities, the Company took actions in February 2020 to reduce the Company’s internal resources. Employee severance costs associated with this action were $59, which were expensed during the first quarter of 2020. As of September 30, 2020, there were no severance costs accrued in the accompanying condensed consolidated balance sheets.
See Note 11—Share-Based Compensation regarding the Stock Appreciation Rights granted in January 2020.
See Note 12—Tangible Stockholder Return Plan regarding the Tangible Stockholder Return Plan adopted in August 2018.
Note 9: Paycheck Protection Program
On April 22, 2020, the Company entered into a promissory note, which was subsequently amended (the “Note”), evidencing an unsecured loan in the amount of approximately $956 made to the Company (the “Loan”) under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the United States Small Business Administration (the “SBA”). The Loan to the Company was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1%) per annum. Principal and interest on unforgiven amounts are payable monthly commencing on the fifteenth day of the month following the First Payment Date, as defined within the Note. The Note provides that the Loan may be prepaid by the Company at any time prior to the April 22, 2022 maturity date without penalty.
The Company has not yet applied for forgiveness and has presented a portion of the loan within current liabilities in the accompanying condensed consolidated balance sheets. The short-term portion was estimated using the maximum Deferral Expiration Date, as defined within the Note, based on the related latest potential timing of payments with regards to any unforgiven amounts. The Company intends to apply for forgiveness and based on the ultimate determination of what may or may not be forgiven, the overall timing of payments with respect to the amounts of principal and interest due could change.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of permitted and program-eligible expenses. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. The Company will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.
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
Through September 30, 2020, warrant holders exercised a total of 4,333,334 CMPO Pre-Funded Warrants and 18,459,167 CMPO Common Warrants. As of September 30, 2020, there were 2,624,167 CMPO Common Warrants and 594,958 CMPO UW Warrants outstanding. As of September 30, 2020, all of the CMPO Pre-Funded Warrants had been exercised in full, such that there were no more CMPO Pre-Funded Warrants outstanding as of such date. Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital. In addition, proceeds from the exercise of CMPO Common Warrants were approximately $5,538 through September 30, 2020.
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
Through September 30, 2020, warrant holders exercised all of the 8,054,652 RDO Pre-Funded Warrants that were issued. As of September 30, 2020, there were no RDO Pre-Funded Warrants and 558,140 RDO PA Warrants outstanding.

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
Aspire Common Stock Purchase Agreements
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, the Company entered into the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, the Company agreed to sell to Aspire Capital 5,555,555 shares of common stock at $0.90 per share for proceeds of $5,000. In consideration for entering into the July 2020 Aspire CSPA, upon satisfaction of certain conditions under the July 2020 Aspire CSPA, the Company issued to Aspire Capital 1,000,000 shares of the Company’s common stock (the “July 2020 Commitment Shares”). These July 2020 Commitment Shares valued at approximately $847 were recorded in July 2020 as non-cash costs of equity financing and included within general and administrative expenses in the accompanying condensed consolidated statements of operations. The July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA, which was terminated under the terms of the July 2020 Aspire CSPA. See below for the terms of the June 2020 Aspire CSPA.
Concurrently with entering into the July 2020 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended (the “Securities Act”), the sale of the shares of the Company’s common stock that may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, the Company filed with the SEC a prospectus supplement to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.
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
As of September 30, 2020, the Company has sold 13,092,464 shares of common stock at an average price of $0.74 per share under the July 2020 Aspire CSPA, including 5,555,555 shares of common stock at $0.90 which the Company agreed to sell to Aspire Capital upon execution of the July 2020 Aspire CSPA, for total proceeds of $9,626. As of September 30, 2020, the Company had $20,374 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
June 2020 Aspire Common Stock Purchase Agreement
On June 15, 2020, the Company entered into the June 2020 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $20,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the Purchase Agreement. The June 2020 Aspire CSPA replaced the 2019 Aspire CSPA, which was terminated under the terms of the June 2020 Aspire CSPA. See below for terms of the 2019 Aspire CSPA.
Concurrently with entering into the June 2020 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s common stock that have been issued to Aspire Capital under the June 2020 Aspire CSPA. On June 17, 2020, the Company filed with the SEC, a prospectus supplement to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that were issued to Aspire Capital under the June 2020 Aspire CSPA.
Under the terms of the June 2020 Aspire CSPA, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “June 2020 Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 300,000 shares of the Company’s common stock per business day, up to an aggregate of $20,000 of the Company’s common stock, at a per share price (the “June 2020 Purchase Price”) equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date could not exceed $500, unless otherwise mutually agreed. The parties could mutually agree to increase the number of shares of the Company’s common stock that may be purchased per trading day pursuant to the terms of the June 2020 Aspire CSPA to up to 2,000,000 shares.
In addition, on any date on which the Company submitted a June 2020 Purchase Notice to Aspire Capital in an amount equal to 300,000 shares, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “June 2020 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “June 2020 VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such June 2020 VWAP Purchase Notice was generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the June 2020 VWAP Purchase Date.
The June 2020 Purchase Price would have been adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the June 2020 Purchase Price. The Company could deliver multiple June 2020 Purchase Notices and June 2020 VWAP Purchase Notices to Aspire Capital from time to time during the term of the June 2020 Aspire CSPA, so long as the most recent purchase has been completed.
The June 2020 Aspire CSPA provided that the Company and Aspire Capital would not effect any sales under the June 2020 Aspire CSPA on any purchase date where the closing sale price of the Company’s common stock was less than $0.15. There were no trading volume requirements or restrictions under the June 2020 Aspire CSPA, and the Company controlled the timing and amount of sales of the Company’s common stock to Aspire Capital. Aspire Capital had no right to require any sales by the Company, but was obligated to make purchases from the Company as directed by the Company in accordance with the June 2020 Aspire CSPA. There were no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the June 2020 Aspire CSPA. The June 2020 Aspire CSPA could be terminated by the Company at any time, at its discretion, without any penalty or additional cost to the Company. Aspire Capital agreed that neither it nor any of its agents, representatives and affiliates would engage in any direct or indirect short-selling or hedging of the Company’s common stock during any time prior to the termination of the June 2020 Aspire CSPA.
The June 2020 Aspire CSPA provided that the number of shares that could be sold pursuant to the June 2020 Aspire CSPA would be limited to 15,859,487 shares (the “June 2020 Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock on June 15, 2020, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Global Market was obtained to issue more than 19.99%. This limitation would not apply if, at any time the June 2020 Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the June 2020 Aspire CSPA was equal to or greater than $0.414, which is the price equal to the closing sale price of the Company’s common stock immediately preceding the execution of the June 2020 Aspire CSPA. The Company was not required or permitted to issue any shares of common stock under the June 2020 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company could, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
In consideration for entering into the June 2020 Aspire CSPA, upon satisfaction of certain conditions under the June 2020 Aspire CSPA, the Company issued to Aspire Capital 1,449,275 shares of the Company’s common stock (the “June 2020 Commitment Shares”). These June 2020 Commitment Shares valued at approximately $848 were recorded in June 2020 as non-cash costs of equity financing and included within general and administrative expenses in the accompanying condensed consolidated statements of operations.
As of September 30, 2020, the Company had sold 37,764,280 shares of common stock at an average price of $0.53 per share under the June 2020 Aspire CSPA, for total proceeds of $20,000. There was no remaining availability for sales of its common stock under the June 2020 Aspire CSPA when it was replaced by the July 2020 Aspire CSPA.
2019 Aspire Common Stock Purchase Agreement
On August 30, 2019, the Company entered into the 2019 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the Purchase Agreement. Concurrently with entering into the 2019 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s common stock that have been issued to Aspire Capital under the 2019 Aspire CSPA. On September 16, 2019, the Company filed with the SEC, a prospectus to the effective Registration Statement on Form S-1 (File No. 333-233632) registering 7,032,630 shares of common stock that were issued to Aspire Capital under the 2019 Aspire CSPA.
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
The 2019 Aspire CSPA provided that the number of shares that may be sold pursuant to the 2019 Aspire CSPA would be limited to 5,211,339 shares (the “2019 Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock on August 30, 2019, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Global Market was obtained to issue more than 19.99%. This limitation did not apply if, at any time the 2019 Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the 2019 Aspire CSPA was equal to or greater than $2.17, which was the closing sale price of the Company’s common stock immediately preceding the execution of the 2019 Aspire CSPA. The Company was not required or permitted to issue any shares of common stock under the 2019 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company may, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
In consideration for entering into the 2019 Aspire CSPA, concurrently with the execution of the 2019 Aspire CSPA, the Company issued to Aspire Capital 345,622 shares of the Company’s common stock (the “Commitment Shares”). These Commitment Shares valued at $750 were recorded in 2019 as non-cash costs of equity financing.
In addition to the limitations noted above, pursuant to the securities purchase agreement relating to the March 26, 2020 Registered Direct Offering, the Company was prohibited from issuing additional securities in any variable rate transaction (as defined in the securities purchase agreement), including under the 2019 Aspire CSPA for a period of one year, unless, following the 60th day of the date of the securities purchase agreement, the VWAP (as defined in the securities purchase agreement) was greater than the per share purchase price of the March 2020 Registered Direct Offering for five (5) consecutive trading days. In early June 2020, the Company’s stock price achieved a VWAP greater than the per share purchase price of the March 2020 Registered Direct Offering for five consecutive trading days. As such, in early June 2020, the prohibition related to issuing additional securities in any variable rate transaction, including the 2019 Aspire CSPA, was no longer applicable.

During the nine months ended September 30, 2020, the Company sold an aggregate of 4,565,717 shares of common stock at an average price of $0.50 per share under the 2019 Aspire CSPA, for total proceeds of $2,280. From the inception of the 2019 Aspire CSPA through the termination of the 2019 Aspire CSPA on June 15, 2020 in connection with the Company entering into the June 2020 Aspire CSPA, the Company sold a total of 4,865,717 shares of common stock at an average price of $0.62 per share under the 2019 Aspire CSPA, for total proceeds of $3,026. There was no remaining availability for sales of its common stock under the 2019 Aspire CSPA when it was replaced by the June 2020 Aspire CSPA.
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of September 30, 2020 and December 31, 2019. There were 141,513,791 and 26,734,800 shares of voting common stock outstanding as of September 30, 2020 and December 31, 2019, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2020	December 31, 2019
Outstanding stock options (Note 11)	2,087,117	1,789,303
Warrants to purchase common stock issued in January 2018 Offering (Note 10)	10,000,000	10,000,000
Warrants to purchase common stock issued in March 2020 Public Offering (Note 10)	3,219,125	—
Warrants to purchase common stock issued in March 2020 Registered Direct Offering (Note 10)	558,140	—
Outstanding stock appreciation rights (Note 11)	610,000	1,000,000
For possible future issuance under 2016 Stock Plan (Note 11)	432,983	388,463
	16,907,365	13,177,766
Preferred Stock
The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of September 30, 2020 and December 31, 2019.
Note 11: Share-Based Compensation
2016 Stock Plan
During the nine months ended September 30, 2020, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.
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
During the three and nine months ended September 30, 2020, the Company granted 10,000 SARs to a consultant of the Company with an exercise price of $0.53 per share (the fair market value of the Company’s common stock on the grant date) with a ten year term.
During the three and nine months ended September 30, 2020, the Company recorded employee share-based compensation expense related to SARs, of $31 and $122, respectively. During the three months ended September 30, 2019, the Company recorded a reduction to employee share-based compensation expense, including fair value adjustments related to the Martin SAR Award, of $3. During the nine months ended September 30, 2019, the Company recorded employee share-based compensation expense of $413 related to the Martin SAR Award.
As of September 30, 2020, there were a total of 610,000 SARs outstanding.
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
During the first quarter of 2020, the 25,000 Inducement Grants related to the September 6, 2019 award were forfeited in their entirety. During the third quarter of 2020, 2,166 Inducement Grants granted in 2018 were forfeited.
As of September 30, 2020, there were a total of 91,834 Inducement Grants outstanding.
Stock Compensation Expense
During the three and nine months ended September 30, 2020, the Company recorded employee share-based compensation expense of $141 and $832, respectively. During the three and nine months ended September 30, 2019, the Company recorded employee share-based compensation expense of $690 and $2,444, respectively. Total share-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$74	$376	$585	$957
General and administrative	67	314	247	1,487
	$141	$690	$832	$2,444

Stock option activity for the nine months ended September 30, 2020 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	1,789,303	$3.89
Options granted	557,000	0.52
Options forfeited	(247,686)	3.54
Options exercised	(11,500)	0.47
Options outstanding as of September 30, 2020	2,087,117	$3.05	7.66	$10
On February 13, 2020, the Company issued 383,000 stock options from the 2016 Plan, (the “Retention Grants”). These Retention Grants were issued to certain employees, vest quarterly and will be fully vested on December 31, 2020, provided that the grantee remains an employee or consultant to the Company as of each vesting date.
As of September 30, 2020, there were a total of 2,087,117 stock options outstanding, including 91,834 inducement grants. In addition, there were 432,983 shares available for future issuance under the 2016 Plan as of September 30, 2020.
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
ASC 718 requires that a liability-based award should be classified as a liability on the Company’s accompanying condensed consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on the Company’s accompanying condensed consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end. The Company recognizes share-based compensation expense within operating expenses in the accompanying condensed consolidated statements of operations, including adjustments to the fair value of the liability-based award, on a straight-line basis over the requisite service period.
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
During the three and nine months ended September 30, 2020, the Company recorded adjustments to the fair value of the Performance Plan obligation in share-based compensation expense of a reduction of $6 and $35, respectively. During the three and nine months ended September 30, 2019, the Company recorded employee share-based compensation expense related to the Performance Plan obligation of $429 and $1,353, respectively.
Note 13: Related Party Transactions
Members of the Company’s board of directors held 1,104,776 and 1,002,776 shares of the Company’s common stock as of September 30, 2020 and December 31, 2019, respectively.
Health Decisions
On October 25, 2018, the Company announced the formation of a dedicated women’s health business unit as well as a foundational collaboration with Health Decisions, Inc. (“Health Decisions”). Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. The Company’s Chairman, President and Chief Executive Officer, Paula Brown Stafford, is also a shareholder and serves on the board of directors of Health Decisions.
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
Note 14: Assets Held for Sale, Impairment Charges
The Company has pursued a broader strategic plan since 2019 to shift its operating cost structure characteristics from fixed to variable, including efforts to reduce or offset its remaining fixed Primary Facility Lease obligation. The Morrisville, North Carolina facility underlying the Primary Facility Lease (the “Facility”) served as the Company’s corporate headquarters and its sole research, development and manufacturing facility. The Company conducted certain activities and engaged in certain transactions during the second and third quarters of 2020 that ultimately achieved relief from the remaining fixed Primary Facility Lease obligation. These activities and transactions had various accounting implications, which are described in detail within this Note and Note 15—Asset Group Disposition.
Following the completion of a large scale manufacturing campaign that produced clinical trial materials for the Company’s B-SIMPLE4 Phase 3 trial for SB206 in May 2020, and in contemplation of the lease termination transaction described in Note 8—Commitments and Contingencies, the Company initiated decommissioning of the Facility in June 2020, and on June 29, 2020, the physical removal of the primary components of the large scale manufacturing process equipment from the Facility was deemed substantially complete. As a result of these decommissioning actions, the Company determined that as of June 29, 2020, the Company had fundamentally changed its intended use of the Facility and certain related assets, including (i) the removal of the Company’s large scale cGMP drug manufacturing capability and (ii) the conditioning of the Facility to facilitate a transaction that reduces or offsets the Company’s remaining fixed Primary Facility Lease obligation. This fundamental change in the intended use of certain assets required the Company to reassess its historical asset groupings, which resulted in a change from a single, entity-level asset group to multiple asset groups based on the lowest level of separately identifiable cash flows. The multiple new asset groups identified during the reassessment are described in detail below.
As of June 29, 2020, the Company evaluated all of its long-lived assets for potential held for sale classification pursuant to policies described in Note 1—Organization and Significant Accounting Policies. The Company identified the following two disposal groups that met the criteria to be classified as held for sale within its condensed consolidated balance sheets as of June 30, 2020:
•The first disposal group consisted of furniture and equipment to be sold to the New Tenant pursuant to a bill of sale executed on July 16, 2020. The disposal group’s carrying value of $454 was compared to its estimated fair value less costs to sell of $265, resulting in an impairment charge of $189 recorded during the three months ended June 30, 2020. The selling price expected to be paid by the New Tenant to acquire the furniture and equipment disposal group was the best estimate of fair value, which the Company concluded was a Level 2 input within the fair value measurement hierarchy in FASB ASC 820, Fair Value Measurements.
•The second disposal group consisted of certain manufacturing and laboratory equipment associated with the Company’s large scale drug manufacturing capability that the Company intends to sell through a consignment seller. The disposal group’s carrying value of $1,510 was compared to its estimated fair value less costs to sell of $712, resulting in an impairment charge of $798 recorded during the three months ended June 30, 2020. The estimated selling prices provided by the consignment seller were determined to be the best estimate of fair value, which the Company concluded were Level 3 inputs within the fair value measurement hierarchy.
The Company assessed its remaining long-lived assets classified as held and used for potential impairment as of June 29, 2020 pursuant to the Company’s policy described in Note 1—Organization and Significant Accounting Policies, including those long-lived assets in the following two asset groups:
•Right-of-use asset, leasehold improvements and other property affixed to the Facility. This asset group, which had an aggregate carrying value of $8,227 as of June 29, 2020, consisted of a right-of-use asset associated with the Primary Facility Lease of $1,816, leasehold improvements and other property affixed to the Facility of $5,872, and restricted cash that secured a letter of credit associated with the Primary Facility Lease of $539. Due to actions taken as of June 29, 2020, the Company committed to no longer use the asset group to support the Company’s future revenue-producing drug development operations. This significant change in the intended use of this asset group was considered an indicator of impairment that resulted in the performance of a recoverability test. The Company concluded that the asset group was not recoverable because the asset group’s carrying value exceeded its expected future undiscounted net cash flows, which were based on Company-specific facts and circumstances and included the economics of and costs associated with the lease termination transaction described in Note 8—Commitments and Contingencies, and thus, the Company identified a potential impairment. The Company then estimated the fair value of the asset group, which was based on fair value principles in FASB ASC 820, Fair Value Measurements and generally focuses on the value that a market participant would be willing to pay for the highest and best use of the asset group. The Company determined that the lease terms established in the New Tenant’s prime lease of the Facility were representative of the asset group’s highest and best use and were consistent with market terms; therefore, such terms were considered to be the best available valuation inputs for the fair value estimate. Using a market average borrowing rate to discount the New Tenant’s prime lease payments, the Company estimated the fair value of the asset group to be $7,298 and, as a result, measured and recorded an impairment charge of $929 during the three months ended June 30, 2020. The inputs to the fair value estimate of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy.
The Company determined that the June 30, 2020 carrying value of this asset group, as adjusted for the aforementioned impairment charge, was representative of its value to a market participant for its highest and best use, as required under the ASC 820 fair value model.
•Other assets held and used. This asset group, which had an aggregate carrying value of $505 as of June 29, 2020, consisted of equipment and other property that was not directly associated with the Company’s continuing research, development and pilot scale drug manufacturing capabilities. The Company tested this asset group for recoverability because the Company intends to dispose of these assets significantly before the end of their previously estimated useful life, which is an impairment indicator. However, this asset group had not met the criteria to be classified as held for sale because the Company has not yet established a plan to sell these assets and is uncertain whether it will do so within the next twelve months. During the recoverability test, the Company determined this asset group was unlikely to generate any material future cash flows for the Company. The Company further determined that a market participant was unlikely to pay any material value for such assets and therefore concluded the fair value of this asset group was zero. As a result, the Company measured and recorded an impairment charge of $505 during the three months ended June 30, 2020. The inputs to the fair value estimate of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy.
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
As noted above, during the nine months ended September 30, 2020, the Company recognized within its condensed consolidated statements of operations an impairment loss on long-lived assets totaling $2,421. See Note 15—Asset Group Disposition for the additional loss recorded by the Company, which was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the three months ended September 30, 2020, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
Note 15: Asset Group Disposition
The Company conducted certain activities and engaged in certain transactions during the second and third quarters of 2020 that ultimately achieved relief from the remaining fixed Primary Facility Lease obligation. These activities and transactions had various accounting implications, which are described in detail within this Note and Note 14—Assets Held for Sale, Impairment Charges.
On July 16, 2020, the Company entered into the lease termination transaction as described in Note 8—Commitments and Contingencies. Subsequent to July 16, 2020, the Company has continued to utilize its sublet premises within the Facility as its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities, and intends to continue to do so through March 31, 2021, pursuant to the Sublease between the Company and New Tenant.
The following events and transactions occurred during the three months ended September 30, 2020 for the Company’s various disposal and asset groups, as described in Note 14—Assets Held for Sale, Impairment Charges:

•Disposal groups classified as assets held for sale.
◦The first disposal group, which consisted of furniture and equipment, was sold to the New Tenant pursuant to a bill of sale executed on July 16, 2020. The disposal group’s carrying value, net of an impairment charge recognized in the quarterly period ended June 30, 2020, was equal to the amount of proceeds received; therefore, no gain or loss was recognized on the disposition.
◦The second disposal group, which consists of certain manufacturing and laboratory equipment associated with the Company’s large scale drug manufacturing capability, is being sold over time through a consignment seller. During the three months ended September 30, 2020, the Company received or expects to receive aggregate net proceeds of $242 from the sale of certain assets within this disposal group, with no gain or loss recognized. As of September 30, 2020, the Company had $470 of disposal group carrying value remaining, which continues to be classified as assets held for sale in the accompanying condensed consolidated balance sheets.
•Long-lived asset groups classified as held and used.
◦Right-of-use asset, leasehold improvements and other property affixed to the Facility, restricted cash and lease liabilities associated with the Primary Facility Lease. In conjunction with the lease termination transaction as described in Note 8—Commitments and Contingencies, all assets and liabilities within this asset group were disposed of on July 16, 2020. As of the disposition date, the aggregate carrying value of the assets was $7,257 and the aggregate carrying value of the associated lease liabilities was $5,951. The $1,306 net charge resulting from the write-off of these assets and liabilities was combined with $466 of other direct costs incurred in connection with the lease termination transaction to result in a $1,772 total loss on disposition. This loss, which is in addition to the impairment loss recognized during the quarterly period ended June 30, 2020 and described in Note 14—Assets Held for Sale, Impairment Charges, was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
◦Remaining long-lived property and equipment assets. The Company’s remaining long-lived assets, which include retained manufacturing and laboratory equipment, continue to support and enable the Company’s continuing research, development and pilot scale drug manufacturing capabilities. The Company continued to account for these assets pursuant to its existing accounting policies, including recognition of additions and disposals occurring in the normal course and the continued depreciation based on estimated useful lives.
The following table summarizes the loss on facility asset group disposition as presented within the accompanying condensed consolidated statements of operations during the three and nine months ended September 30, 2020:

Property and Equipment, net	$4,902
Restricted cash (security deposit)	539
Right-of-use assets	1,816
Total facility group assets	7,257

Lease liabilities, current portion	(1,169)
Lease liabilities, net of current portion	(4,782)
Total facility group liabilities	(5,951)

Net carrying value of facility asset group	$1,306

Other direct disposal costs	466

Loss on facility asset group disposition	$1,772

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
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. These statements are often identified by the use of words such as “believe,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” or “estimate,” and similar expressions or variations. These statements are based on the beliefs and assumptions of management based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•We will need significant additional funding to continue our operating activities and make further advancements in certain of our late-stage clinical development programs or develop additional product candidates. As of September 30, 2020, we had an accumulated deficit of $242.6 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our clinical development programs, or eventual commercialization efforts, and/or limit our operations.
•We have entered into and rely on, and may enter into and rely on other, strategic relationships for the further development and commercialization of our product candidates and if we are unable to enter into such relationships on favorable terms or at all, or if such relationships are unsuccessful, if disputes arise between us and our strategic partners or if we fail to trigger contingent payments under such strategic relationships, we may be unable to realize the potential economic benefit of those product candidates.
•Ongoing or future product development activities, including preclinical studies, may not prove successful in demonstrating proof-of concept, or may show adverse toxicological findings, and even if successful may not necessarily predict that subsequent clinical trials will show the requisite safety and efficacy of our product candidates.
•Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.
•Delay or termination of planned clinical trials for our product candidates, including as a result of disruptions caused by the COVID-19 pandemic, could result in unplanned expenses or significantly adversely impact our remaining developmental activities and potential commercial prospects with respect to, and ability to generate potential revenues from, such product candidates.
•We may not be able to achieve the objectives described in the sections entitled “Priority Development Pipeline,” “Pipeline Expansion Opportunities,” “Business Updates” and “Corporate Updates” below. The results of any further development activities may not be sufficient to support a new drug application, or NDA, submission for any of our product candidates, or regulatory approval of our product candidates.
•The regulatory approval processes of the Food and Drug Administration, or FDA, are lengthy, time-consuming and inherently unpredictable and may be disrupted by the COVID-19 pandemic, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.
•We specialize solely in developing nitric oxide-based therapeutics to treat a range of diseases with significant unmet needs, and if we do not successfully achieve regulatory approval for any of our product candidates or successfully commercialize them, we may not be able to continue as a business.

•The issuance of shares in additional equity financings or upon exercise of our outstanding warrants and options may cause substantial dilution to our existing stockholders and reduce the trading price of our common stock.
•As a result of our operating losses and negative cash flows from operations, the report of our independent registered public accounting firm on our December 31, 2019 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.
•We rely on third parties to conduct some of our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or are adversely impacted by the COVID-19 pandemic, we may be unable to obtain regulatory approval for or commercialize any of our product candidates.
•We have historically manufactured clinical trial materials internally and we intend to utilize third parties, including Orion Corporation, or Orion, to manufacture components of our clinical trial materials and, potentially, commercial supplies of any approved product candidates. If we do not have sufficient quantities of clinical trial materials at acceptable quality levels and within established timelines, it could adversely impact our development and potential future commercialization of any of our product candidates or result in our breaching our obligations to others.
•Unexpected delays in our ability to manufacture our NVN1000 active pharmaceutical ingredient, or API, or the associated drug product in a deliverable form, whether on a pilot scale in our facility or at a third-party manufacturer for support of our development and/or commercialization activities could adversely affect our development and commercialization timelines and result in increased costs of our development programs.
•We intend to rely on third parties to manufacture raw materials, including our NVN1000 API, and drug product components utilized in clinical trial materials for us and parties with which we contract. Failure to transfer technology and processes to third parties, including any NVN1000 API contract manufacturer and Orion, effectively or failure of those third parties to obtain approval of and maintain compliance with the FDA or comparable regulatory authorities, to provide us with sufficient quantities of raw materials, including API, and drug product components or to provide such raw materials or drug product components at acceptable quality levels or prices could adversely impact our development and potential future commercialization of any of our product candidates or result in our breaching our obligations to others.
•Our product candidates may pose safety issues, cause adverse events, have side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
•Our product candidates, if approved, will face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration.
•If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.
•If we are unable to establish sales, marketing and distribution capabilities for our product candidates or any future product candidate that receives regulatory approval, either through a commercial partner or internally, we may not be successful in commercializing and generating potential revenues from those product candidates, if approved.
•Changes to our leadership team or operational resources could prove disruptive to our operations and have adverse consequences for our business and operating results.
•We recently broadened the focus of our product development strategy, and there can be no guarantee that these areas of our platform will be successful or profitable.
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
Overview
We are a clinical development-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal and immunomodulatory mechanisms of action and our proprietary nitric oxide-based technology platform, Nitricil, to generate macromolecular new chemical entities, or NCEs, to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates.
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
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into infectious diseases, companion animal health, men’s and women’s health and gastroenterological, or GI, therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We recently introduced SB207 as a possible product candidate for additional anti-viral programs. We are also conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) coronaviral infections, including SARS-CoV-2, the virus that causes COVID-19; (ii) antimicrobial indications for the adjacent companion animal health market; (iii) cervical intraepithelial neoplasia, or CIN, caused by high-risk human papilloma virus, or HPV, in the men’s and women’s health field (WH504 and WH602); (iv) inflammatory disorders and (v) diseases in the GI field.

During the first nine months of 2020, our primary programmatic focus was on our molluscum contagiosum (SB206) program, and for the remainder of 2020, we intend to focus our clinical-stage development efforts on that program. Following the receipt of verbal and minuted feedback from the Type-C meeting with FDA on April 1, 2020, we sent the proposed protocol to the FDA, manufactured the clinical trial materials at our facility in Morrisville, North Carolina and began the planning and start-up phase for B-SIMPLE4, a pivotal Phase 3 trial for SB206 as a treatment for molluscum. We initiated the B-SIMPLE4 trial in August 2020, and the first patient was enrolled and dosed in September 2020. Completion of patient enrollment is targeted for the first quarter of 2021, and, if the trial is not further impacted by the COVID-19 pandemic, top-line efficacy results would be targeted for the second quarter of 2021.
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
As of September 30, 2020, we had a total cash and cash equivalents balance of $43.1 million and positive working capital of $36.7 million. We believe that our existing cash and cash equivalents balance as of September 30, 2020, and expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with a pivotal Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other late-stage clinical development programs.

We will need significant additional funding to continue our operating activities and make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection. Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
COVID-19 Overview
In December 2019, the novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes novel coronavirus disease 2019, or COVID-19, was reported in China, and in March 2020, the World Health Organization declared it a pandemic. To date, COVID-19 has surfaced in nearly all regions around the world and resulted in federal, state and local governments around the world implementing measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions or bans, business curtailments, school closures, and other protective measures. Such orders, restrictions and recommendations, and the perception that additional orders, restrictions or recommendations could occur, resulted and may result in additional closures of businesses, work stoppages, slowdowns and delays, work-from-home policies and travel restrictions, among other effects.
We continue to closely monitor and rapidly respond to the ongoing impact of COVID-19 on our employees, our community and our business operations. We have worked to continue our critical business functions, including continued operation of our clinical development efforts, and we have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, including increased sanitization of our facilities, use of personal protective equipment and physical distancing practices to help protect our employees’ health and safety as they continue to advance important research related to our product candidates.
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 impacted the timing of trial initiation of our B-SIMPLE4 Phase 3 trial for SB206, although we enrolled and dosed the first patient in the trial in September 2020. We continue to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206, including any potential delay, postponement or other impact to the trial.
Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic has not significantly impacted our operating results and financial condition to date. These items are discussed in greater detail later in the “Results of Operations” section in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Form 10-Q. At this time, the full extent to which COVID-19 may impact our financial condition or results of operations in the future is uncertain. Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic, including the timing and availability of a treatment or vaccine for COVID -19; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the conduct of our clinical trials, including with respect to enrollment rates, availability of investigators and clinical trial sites, and monitoring of data; impacts of the pandemic on regulatory authorities; and impacts of the pandemic on the United States and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in this Form 10-Q.
Priority Development Pipeline
SB206, a Topical Anti-viral Treatment for Viral Skin Infections (Molluscum Contagiosum)
We are developing SB206 as a topical anti-viral gel for the treatment of viral skin infections, with a current focus on molluscum contagiosum. Molluscum is a contagious skin infection caused by the molluscipoxvirus. Molluscum affects up to six million people in the United States annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients in the United States that receive treatment are treated with painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.
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
Enrollment was completed in the fourth quarter of 2019 for NI-MC101 (B-SIMPLE3), a Phase 1 open label study assessing the safety, tolerability, and pharmacokinetics of SB206 12% under maximal use conditions in the once daily treatment of molluscum. All patients completed visits for B-SIMPLE3 in the first quarter of 2020. In this open label study, 34 patients with molluscum enrolled, 31 (91%) patients completed the pharmacokinetic assessment phase, and 29 patients (85%) went on to continue study participation for the full 12 weeks of treatment. There were no discontinuations of study drug due to treatment related adverse events and there were no reports of serious adverse events. The final study report was completed in the third quarter of 2020.

Based on the results of the Phase 3 pivotal trials, discussed above, we held a Type C meeting with the FDA on April 1, 2020 seeking feedback on our proposal to conduct one additional, well-controlled pivotal study of SB206 to support a future NDA. Based on feedback during this meeting and the written minutes received following the meeting, the FDA provided guidance indicating that the FDA would consider one additional pivotal trial, or B-SIMPLE4, that, if successful, can be supported by the previously completed B-SIMPLE2 trial for a future NDA submission. In addition, the FDA provided guidance with regard to both the study design for B-SIMPLE4 and expectations for a future NDA submission.
Our current trial design characteristics of B-SIMPLE4 consist of a multi-center, randomized, double-blind, vehicle-controlled study to evaluate the efficacy and safety of SB206 12% once-daily in approximately 850 total patients (1:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients will be treated once-daily with SB206 12% or Vehicle Gel for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There will be visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24, with the implementation of additional patient and caregiver training and patient engagement efforts and decentralized visit capabilities for conducting those visits during the COVID-19 pandemic. The primary endpoint will be the proportion of patients achieving complete clearance of all treatable molluscum lesions at Week 12.
We provided the proposed protocol to the FDA and began the planning and start-up phase for B-SIMPLE4 in the second quarter of 2020. We initiated the B-SIMPLE4 trial in August 2020 and the first patient was enrolled and dosed in September 2020. The trial is currently progressing and we continue to target completion of patient enrollment during the first quarter of 2021, and if the trial is not further impacted by the COVID-19 pandemic, top-line efficacy results would be targeted for the second quarter of 2021.
In April 2020, our Japanese development and commercialization partner, Sato Pharmaceutical Co., Ltd., or Sato, informed us of its intention to progress the SB206 development program in Japan with a Phase 1 clinical trial given the observed treatment benefit and favorable safety profile in the B-SIMPLE program. Based upon updates received from the most recent meeting of the committee that oversees the development activities under our agreement with Sato, Sato continues to evaluate the timing and anticipated progression of a Phase 1 clinical program in Japan.
Infectious Disease, Coronaviridae (COVID-19)
We are exploring the use of our proprietary Nitricil technology to potentially progress a likely topical oral or nasal treatment option for COVID-19, targeting the reduction of viral shedding and transmission. Nitric oxide has generally demonstrated the ability to inhibit viral replication of viruses within the Coronaviridae family, and we have an extensive body of in vitro and in vivo data demonstrating the efficacy of our proprietary technology for other anti-viral indications.
We recently announced positive in vitro results showing the potential efficacy of our Nitricil platform technology, berdazimer sodium (NVN1000,) as an anti-viral against SARS-CoV-2, the virus that causes COVID-19. To evaluate the ability of our Nitricil platform technology as a potential nasal treatment option for COVID-19, we initiated in vitro assessments targeting the reduction of viral burden in differentiated normal human bronchial epithelial cells. The studies were conducted at the Institute for Antiviral Research at Utah State University, and these results demonstrate the first instance of an anti-viral effect from a nitric oxide-based medicine in a 3-D tissue model that has similar structure to the human airway epithelium. The results from the in vitro assessment of concentrations as low as 0.75 mg/mL demonstrated that berdazimer sodium reduced 90% of virus after repeat dosing, once daily.
Based on the scientific literature and data available to-date related to berdazimer sodium and SB206, we believe that nitric oxide may inhibit viral replication by disrupting protein function critical for viral replication and infection through generation of reactive intermediates.
We are planning to initiate chemistry, manufacturing, and controls, or CMC, work with a global leader in providing integrated services, superior delivery technologies and manufacturing solutions to develop an intranasal formulation of berdazimer sodium for use in our COVID-19 program. The next step is to advance our program into preclinical IND-enabling studies and we are in the process of finalizing arrangements with a global leader in drug development to assist in our development activities as we work toward a potential IND filing targeted in 2021. We are also exploring the potential for federal grants to support these efforts.

Companion Animal Health
We have initiated exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health. We have engaged animal health experts to assess technical feasibility and market potential. We currently intend to seek a potential strategic partner or collaborator to advance development in this area following initial proof-of-concept work.
Pipeline Expansion Opportunities
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
SB208, for the Treatment of Athlete’s Foot (Tinea Pedis) and Fungal Nail Infections (Onychomycosis)
SB208 is a topical broad-spectrum anti-fungal gel for the treatment of fungal infections of the skin and nails, including athlete’s foot (tinea pedis) and fungal nail infections (onychomycosis).
We conducted a Phase 2 proof-of-concept trial in patients with clinical signs and symptoms of tinea pedis and announced top-line results in the second quarter of 2017. SB208 demonstrated a statistically significant effect compared to vehicle in (i) the primary endpoint of achieving negative fungal culture at day 14 and (ii) the secondary endpoint of achieving mycological cure at day 14 (mycological cure is defined by having a negative laboratory culture and negative fungal clinical diagnosis). At the end of a 4-week post treatment follow-up period, mycological cure was maintained at day 42 in both dose groups.
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
The SB208 program is currently on hold with further advancement subject to obtaining additional financing or strategic partnering.
SB414, for the Treatment of Inflammatory Skin Diseases
In 2018, we completed two complementary Phase 1b clinical trials with SB414 in patients with atopic dermatitis and psoriasis. The design of these complementary trials was to evaluate the safety, tolerability and pharmacokinetics of SB414. The trials were also designed to assess overall and specific target engagement through a reduction of key inflammatory biomarkers, also known as pharmacodynamic assessment.
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
SB207, a Topical Anti-viral Product Candidate
In response to our identification of targeted viral opportunities of high unmet need where we believe our nitric oxide releasing technology could provide clinical benefit to patients, we developed SB207, a new anti-viral product candidate. The SB207 product candidate incorporates our existing drug substance, berdazimer sodium (NVN1000), with a new formulation specifically engineered for a number of anti-viral programs. In December 2019, we received written responses in response to a pre-IND meeting request with the FDA and, based on such FDA responses, have determined that further advancement of SB207 is subject to further evaluation of clinical plans and securing additional financing or strategic partnering.
Advancement in Men’s and Women’s Health
In February 2020, following the successful progression of a Phase 1 grant received in August 2019, we were awarded a Phase 2 federal grant of approximately $1.0 million from the National Institute of Health, or NIH, that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity of a nitric oxide containing intravaginal gel (WH602) designed to treat high-risk HPV infections that can lead to CIN. We may be eligible to receive an additional $0.5 million in funding as part of this Phase 2 grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term. Under the terms of the aforementioned NIH grant, we are entitled to receive the grant funds in the form of periodic reimbursements of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts.
This product candidate, in addition to a non-gel formulation product candidate (WH504) supported by a federal grant from the U.S. Department of Defense’s, or DoD, Congressionally Directed Medical Research Programs, or CDMRP, currently in development, together represent the core of our Men’s and Women’s Health business unit. This unit has continued to be supported through a collaboration with Health Decisions, Inc., or Health Decisions.

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
In the fourth quarter of 2019, we received results from our contract research organization, or CRO, partner demonstrating statistically significant improvements in disease activity (i.e., reduced disease activity index scores) with berdazimer sodium (NVN1000) as compared to vehicle in a dextran sulfate sodium (DSS)-induced acute colitis mouse model. We intend to generate additional data through preclinical activity, focused on efficacy and mechanisms of action, while also performing additional work to advance oral formulation development upon securing funding.
Business Updates
Purchase Agreements and Registration Rights Agreements with Aspire Capital
July 2020 Aspire CSPA
On July 21, 2020, we entered into a common stock purchase agreement with Aspire Capital, or the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, we agreed to sell to Aspire Capital 5,555,555 shares of common stock at $0.90 per share for proceeds of $5.0 million. The July 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of June 15, 2020, between us and Aspire Capital, or the June 2020 Aspire CSPA, which was terminated under the terms of the July 2020 Aspire CSPA.
Concurrently with entering into the July 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, we filed with the Securities and Exchange Commission, or the SEC, a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time pursuant to the July 2020 Aspire CSPA.
The July 2020 Aspire CSPA has substantially similar terms to the June 2020 Aspire CSPA. There are no trading volume requirements or restrictions under the July 2020 Aspire CSPA, and we control the timing and amount of sales of our common stock to Aspire Capital. Aspire Capital has no right to require any sales by us, but is obligated to make purchases from us as we may direct in accordance with the July 2020 Aspire CSPA. There are no limitations on use of proceeds, financial or business covenants, restrictions on future financing transactions, rights of first refusal, participation rights, penalties or liquidated damages in the July 2020 Aspire CSPA. The July 2020 Aspire CSPA may be terminated by us at any time, at our discretion, without any penalty or additional cost to us. Any proceeds we receive under the July 2020 Aspire CSPA are expected to be used for the advancement of our research and development programs and for general corporate purposes, capital expenditures and working capital. As of September 30, 2020, we have sold 13,092,464 shares of common stock at an average price of $0.74 per share under the July 2020 Aspire CSPA, and there was $20.4 million of remaining availability for sales of common stock under the July 2020 Aspire CSPA.
Please refer to “Liquidity and Capital Resources” for further discussion of the July 2020 Aspire CSPA.
June 2020 Aspire CSPA
On June 15, 2020, we entered into a common stock purchase agreement with Aspire Capital, or the June 2020 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital committed to purchase up to an aggregate of $20.0 million of shares of our common stock at our request from time to time during the 30-month term of the June 2020 Aspire CSPA. The June 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of August 30, 2019, between us and Aspire Capital, which was terminated under the terms of the June 2020 Aspire CSPA.

Concurrently with entering into the June 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, registering the sale of the shares of our common stock that have been issued to Aspire Capital under the June 2020 Aspire CSPA. On June 17, 2020, we filed with the Securities and Exchange Commission, or the SEC, a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that were issued to Aspire Capital pursuant to the June 2020 Aspire CSPA.
As of September 30, 2020, we sold 37,764,280 shares of common stock at an average price of $0.53 per share under the June 2020 Aspire CSPA, and there was no remaining availability for sales of common stock under the June 2020 Aspire CSPA, which was fully utilized prior to entry into the July 2020 Aspire CSPA noted above. Please refer to “Liquidity and Capital Resources” for further discussion of the June 2020 Aspire CSPA.
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
Net proceeds from the March 2020 Public Offering were approximately $5.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.8 million. As of September 30, 2020, 18,459,167 common warrants issued as part of the March 2020 Public Offering have been exercised for an additional $5.5 million of proceeds associated with this offering.
Drug Substance and Drug Product Arrangements; Operational Actions
We have worked to progress relationships with third-party manufacturers, which are integral to the advancement of our dermatological platform, including our SB206 molluscum program, by us or through partnerships, collaborations, licensing or other strategic relationships. This strategy includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property; and (ii) can leverage existing robust infrastructure, systems, and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective has been to reduce our own internal resources, large scale manufacturing facilities, and infrastructure capabilities that have historically performed such activities, processes and services.
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
In June 2019, we established an operating and business relationship with a full-scale API manufacturer, with the goal for this manufacturer to become the primary external supplier of our proprietary berdazimer sodium (NVN1000) drug substance. We have executed a master contract manufacturing agreement, which includes the process and analytical method transfer necessary to advance the production of our berdazimer sodium (NVN1000) drug substance for future clinical trials and importantly, upon approval of any of our drug product candidates, for commercial purposes on a global basis. We are engaged in the process of transferring the NVN1000 manufacturing technology. We were able to manufacture the API necessary for our B-SIMPLE4 trial for SB206 through our internal manufacturing capabilities and believe we have sufficient quantities to complete our B-SIMPLE4 trial. Upon completion of the required technology transfer, we intend for this API manufacturer and/or another third-party API manufacturer to be able to manufacture NVN1000 in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines, as appropriate for clinical trials.
We believe this broad strategy of increasing utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services can ultimately provide enhanced capabilities and operating efficiencies for us or any potential partnerships, collaborations, licensing or other strategic relationships we may enter. At our request, during the first quarter of 2020, the third-party manufacturers reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization. We resumed technical transfer efforts with the API manufacturer in April 2020 and resumed activities at Orion during the third quarter of 2020. We expect to incur certain incremental and discrete costs to effect this strategy, including our ongoing efforts to complete the required technology transfer of manufacturing processes and analytical methods for API development and commercial manufacturing under cGMP guidelines and regulations, and upon resumption of certain of the manufacturers’ transfer and potential production activities.
As we increase our reliance upon third-party vendors and strategic partners pursuant to the aforementioned strategy, we have continued to take corresponding steps to reduce or realign our own internal resources, facilities, and infrastructure capabilities. These corresponding steps have continued and we expect will continue to result in certain incremental and discrete costs.
As part of our strategic objective to reduce our own internal resources, facilities, and infrastructure capabilities, we took actions in February 2020 that reduced our internal resources, including personnel headcount. As a part of this action, we have reduced personnel headcount from a total of 42 employees as of December 31, 2019 to a total of 24 full-time and 2 part-time employees as of September 30, 2020. In addition, in July of 2020, we (i) entered into a lease termination agreement with our landlord which provided for the early termination of the lease for the 51,350 square foot facility that we leased for our corporate headquarters and sole research, development and manufacturing facility, and (ii) entered into a sublease agreement effective July 16, 2020, whereby we will sublease approximately 12,000 square feet (which was reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by our original lease, all as described further below in “Corporate Updates—Primary Facility Lease Transaction”.
We will need significant additional funding to continue our operating activities, including these technical transfer projects and internal cost structure changes, and to make further advancements in our product development programs, as described below in “Liquidity and Capital Resources”.
Corporate Updates
Primary Facility Lease Transaction
As part of our broader strategic plan to shift our operating cost structure characteristics from fixed to variable and to reduce or offset our remaining fixed lease obligation, we entered into a lease termination agreement with our former landlord on July 16, 2020, which provided for the early termination of the lease for the 51,350 square foot facility that we leased for our corporate headquarters and sole research, development and manufacturing facility. The lease was scheduled to expire in 2026, and as of June 30, 2020, we had approximately $7.9 million in remaining minimum lease payments under the lease agreement. The lease was terminated in connection with our landlord entering into a lease with a new tenant, which commenced on July 16, 2020.

In connection with the termination of the lease with our landlord, we entered into a sublease agreement effective July 16, 2020, whereby we will sublease from the new tenant approximately 12,000 square feet (which was reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by our original lease. The sublease will expire on March 31, 2021, if not earlier terminated, and we are able to terminate the sublease, in part or in whole, upon 30 days’ written notice with no penalty.
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
We incurred certain costs in connection with the termination of our lease, including (i) lease termination costs of approximately $0.6 million payable to the landlord pursuant to the lease termination agreement, (ii) broker commissions of approximately $0.4 million and (iii) facility decommissioning and environmental remediation costs of approximately $0.3 million. These costs resulted in approximately $1.3 million in cash expenditures, of which approximately $0.8 million was paid from our existing cash and cash equivalents and approximately $0.5 million was remitted through the security deposit that had been classified as restricted cash on our balance sheets. As a partial offset to these cash expenditures, we received approximately $0.3 million from the new tenant pursuant to a bill of sale executed in conjunction with the termination agreement and sublease. All of the decommissioning activities described herein were completed prior to the end of the quarterly period ended September 30, 2020.
The costs described above do not include non-cash impairment losses totaling $2.4 million for the three months ended June 30, 2020, which we recognized following an evaluation of all our long-lived assets for potential held for sale classification and an impairment assessment of our remaining long-lived assets classified as held and used. This evaluation and assessment was triggered by the previously described decommissioning of our large scale drug manufacturing capability and by the planned lease termination transaction that was executed in July 2020. Following the recognition of the aforementioned impairment charges during the second quarter of 2020, the resulting carrying values of the affected long-lived assets are representative of their fair value to a market participant for their highest and best use, as required under the FASB ASC 820 fair value model. We incurred an additional loss during the three months ended September 30, 2020 of $1.8 million related to the disposal of the asset group containing the right of use lease asset and other property affixed to the facility, as well as the associated right of use lease liability, in connection with the occurrence of the July 2020 lease termination transaction. This loss on lease termination was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment conducted during the second quarter of 2020.
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
We have engaged a commercial real estate broker and continue to evaluate new locations. As we continue to consider potential new locations, we are evaluating a variety of designs and related capabilities for the pilot scale cGMP site. These evaluations include the ability to support various cGMP activities, including research and development, clinical trial material production and possibly a supportive component of the potential future commercial supply chain. We expect to incur certain incremental and discrete costs as we upfit and then operate a facility that meets such capability requirements.
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
If we are unable to regain compliance by November 2, 2020, we may be eligible to transfer to the Nasdaq Capital Market and apply for an additional 180 calendar day compliance period to demonstrate compliance with the Minimum Bid Price Requirement. To qualify, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and will need to provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period. If we do not qualify for the second compliance period or fail to regain compliance during the second 180 calendar day period, Nasdaq will notify us of its determination to delist the Common Stock, at which point we would have an opportunity to appeal the delisting determination to a Nasdaq Listing Qualifications Panel, or the Panel, but there can be no assurance that the Panel would grant our request for continued listing.
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
Paycheck Protection Program
On April 22, 2020, we entered into a promissory note, which was subsequently amended, or the Note, for an unsecured loan in the amount of approximately $1.0 million, or the Loan, under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration, or the SBA. The Loan was made through PNC Bank, National Association.
See “Liquidity and Capital Resources” for further information regarding the Loan, the Note, the CARES Act and the PPP.

Board of Directors
On September 23, 2020, our board of directors voted to increase the size of our board of directors from six to seven directors and appointed James L. Bierman to our board of directors to fill the resulting vacancy, effective immediately, and to serve as a Class II director until our 2021 annual meeting of stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal. Mr. Bierman was also appointed to serve as a member of our Nominating and Corporate Governance Committee. We believe that Mr. Bierman strengthens our board of directors by contributing his extensive strategic financial expertise, including in the areas of financial and operational strategies, mergers and acquisitions, strategic alliances, enterprise risk management and investor relations.
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
Chief Financial Officer
On September 23, 2020, John M. Gay was appointed as our Chief Financial Officer after previously serving as our Vice President, Finance and Corporate Controller. Mr. Gay will continue to serve as our Secretary and principal financial officer. We entered into an employment agreement with Mr. Gay, or the Employment Agreement, in connection with his appointment as our Chief Financial Officer. Pursuant to the Employment Agreement, Mr. Gay receives an annual base salary of $315,000 and is entitled to reimbursement of certain expenses. The Employment Agreement also provides Mr. Gay with severance payments in the event of termination of his employment pursuant to the terms of the Employment Agreement and eligibility to participate in our incentive award plans and our standard benefit plans.
Financial Overview
Since our inception in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. We have not generated any revenue from product sales and, to date, have funded our operations through a variety of sources described in further detail within the “Liquidity and Capital Resources” section below. From inception through September 30, 2020, we have raised total equity and debt proceeds of $235.8 million to fund our operations, including (i) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering, (ii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering, (iii) an additional $5.5 million of proceeds associated with exercises through September 30, 2020 of common warrants issued as part of the March 2020 Public Offering, and (iv) $32.7 million in proceeds from the sale of common stock under our August 2019, June 2020 and July 2020 common stock purchase agreements with Aspire Capital. In addition, through September 30, 2020, we have also generated additional liquidity and capital through other sources including: (i) governmental research contracts and grants totaling $12.7 million; (ii) our licensing and supply arrangements with Sato, totaling $24.2 million; and (iii) $25.0 million and $12.0 million in proceeds from two funding transactions during the second quarter of 2019 with Reedy Creek Investments LLC, or Reedy Creek, and Ligand Pharmaceuticals Incorporated, or Ligand, respectively.
We have never generated revenue from product sales and have incurred net losses in each year since inception. As of September 30, 2020, we had an accumulated deficit of $242.6 million. We incurred net losses of $8.4 million and $22.7 million during the three and nine months ended September 30, 2020, respectively, and $9.5 million and $24.4 million for the three and nine months ended September 30, 2019, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
We believe that our existing cash and cash equivalents balance as of September 30, 2020, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with a pivotal Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other late-stage clinical development programs. Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, is subject to our ability to secure additional capital, and has been and may be further impacted by the COVID-19 pandemic. We will need significant additional funding to make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection. Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
With our existing cash on hand, we have incurred and expect to continue to incur substantial research and development expenses in 2020 to: (i) advance our SB206 molluscum Phase 3 program, including the conduct of the B-SIMPLE4 trial, including supporting activities, in addition to completing the B-SIMPLE1, B-SIMPLE2 and B-SIMPLE3 studies; (ii) conduct drug manufacturing capability transfer activities to our external third-party contract manufacturing organizations, or CMOs; and (iii) conduct additional development activities in certain priority therapeutic areas. We also expect to incur substantial costs in 2020 associated with our research and development personnel, certain facility infrastructure and drug manufacturing capabilities to support preclinical and clinical development activities, including costs associated with the primary facility lease transaction as described in “Corporate Updates.”
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
Components of our Results of Operations
Revenue
License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Sato license agreement that was entered into during the first quarter of 2017, as amended in October 2018, or the Amended Sato Agreement, that (i) has been received to date in the form of upfront and milestone payments; or (ii) are future, non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events. This consideration is being recognized on a straight-line basis over the estimated performance period of approximately 7.5 years, from February 2017 through the third quarter of 2024. We monitor and reassess the estimated performance period for purposes of revenue recognition during each reporting period. During the third quarter of 2020, Sato prepared and we reviewed a SB206 Japan development program timeline that was supportive of the 7.5 year performance period estimate. However, the SB204 asset’s Japan development plan and program timeline remains under evaluation by us and Sato. This combined SB204 and SB206 development program timeline in Japan may potentially be affected by various factors, including (i) the results from our SB206 Phase 3 trials conducted to date in the United States, including but not limited to top-line efficacy results announced in January 2020 and the results of the ongoing B-SIMPLE4 trial, (ii) our remaining timeline for the ongoing B-SIMPLE4 trial in the United States, which has been and may be further impacted by the COVID-19 pandemic, and (iii) our drug manufacturing capabilities and the progression of our manufacturing technology transfer projects with third-party CMOs. Therefore, if the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments, as applicable, to the mutually agreed upon SB204 and SB206 development plan in the Japan territory, we will adjust our estimated performance period for revenue recognition purposes accordingly, as needed.
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
Research and Development Expenses
Since our inception, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development expenses, including those paid to third parties for which there is no alternative use, are expensed as they are incurred. Research and development expenses include:

•external research and development expenses incurred under agreements with CROs, investigative sites and consultants to conduct our clinical trials and preclinical studies;
•costs to acquire, develop and manufacture supplies for clinical trials and preclinical studies at our facilities;
•costs to establish drug substance and drug product manufacturing capabilities with external contract manufacturing organizations and to enhance drug delivery device technologies through partnerships with technology manufacturing vendors;
•legal and other professional fees related to compliance with FDA requirements;
•licensing fees and milestone payments incurred under license agreements;
•salaries and related costs, including share-based compensation, for personnel in our research and development functions; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, utilities, equipment and other supplies.
From inception through September 30, 2020, we have incurred approximately $175.6 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. This amount is net of $10.4 million of aggregate contra-research and development expense, including $0.3 million and $2.2 million of contra-research and development expense recorded for the three and nine months ended September 30, 2020, respectively, representing amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206. For a description of methodology and assumptions used to recognize the ratable amortization of this liability, as well as other information about the Funding Agreement with Ligand, please see “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
The table below sets forth our research and development expenses incurred for external clinical programs and the related product candidates, and other research and development expenses for the three and nine months ended September 30, 2020 and 2019.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2020		2019	2020		2019
	(in thousands)			(in thousands)
External clinical programs:
SB204	$—		$19	$16		$194
SB206	2,737	(1)	3,440	4,282	(1)	5,968
SB208	—		—	—		7
SB414	21	(2)	720	265	(2)	1,055
Other research and development	2,078		4,419	8,950		12,390
Total research and development expenses	$4,836		$8,598	$13,513		$19,614

(1)Amount shown net of $0.3 million and $2.2 million of contra-research and development expense recorded for the three and nine months ended September 30, 2020, respectively, and $3.4 million and $5.5 million of contra-research and development expense recorded for the three and nine months ended September 30, 2019, respectively, related to the Funding Agreement with Ligand described in “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
(2)Amounts relate to the completion of Phase 2-enabling non-clinical studies and wind-down costs associated with the Phase 2 trial that we placed on indefinite hold in January 2020.

During the first nine months of 2020, our major clinical development activities were primarily associated with the continued conduct of our current SB206 Phase 3 clinical program activities. Our plan and timelines for further clinical development of SB206, which have been informed by verbal feedback during and meeting minutes received from the FDA following the Type C meeting on April 1, 2020, have been and may be further impacted by the COVID-19 pandemic. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on: (i) the SB206 molluscum program, including the conduct of the B-SIMPLE4 trial, including supporting activities; (ii) conducting drug manufacturing capability transfer activities to our external third-party CMOs; and (iii) conducting additional development activities in certain priority therapeutic areas. We also expect to incur substantial costs in 2020 associated with our research and development personnel, and certain facility infrastructure and drug manufacturing capabilities to support preclinical and clinical development activities, including costs associated with the primary facility lease transaction as described in “Corporate Updates.”
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
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies”. This evaluation and assessment was triggered by the decommissioning of our large scale drug manufacturing capability at our former Morrisville, North Carolina facility and by preparatory actions taken in connection with the planned lease termination transaction for the facility that was executed in July 2020. In connection with this evaluation and impairment assessment, which is described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements, we recognized an impairment loss on long-lived assets that represent the carrying value in excess of fair value of assets held and used or the carrying value in excess of fair value less cost to sell for assets held for sale.
Loss on facility asset group disposition
In conjunction with the lease termination transaction executed in July 2020, all assets and liabilities within the related facility asset group were disposed of on July 16, 2020. As of the disposition date, the net aggregate carrying value of the assets and liabilities was written off, combined with certain other direct costs incurred in connection with the lease termination transaction, which resulted in a loss on disposition, which is described in “Note 15—Asset Group Disposition” to the accompanying condensed consolidated financial statements.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) interest income earned on cash and cash equivalents and (ii) other miscellaneous income and expenses.

Results of Operations
Comparison of Three Months Ended September 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$1,100	$1,100	$—	—%
Government research contracts and grants revenue	217	216	1	—%
Total revenue	1,317	1,316	1	—%
Operating expenses:
Research and development	4,836	8,598	(3,762)	(44)%
General and administrative	3,108	2,290	818	36%
Loss on facility asset group disposition	1,772	—	1,772	100%
Total operating expenses	9,716	10,888	(1,172)	(11)%
Operating loss	(8,399)	(9,572)	1,173	(12)%
Other (expense) income, net:
Interest income	2	53	(51)	(96)%
Other (expense) income	(8)	23	(31)	(135)%
Total other (expense) income, net	(6)	76	(82)	(108)%
Net loss and comprehensive loss	$(8,405)	$(9,496)	$1,091	(11)%
Revenue
License and collaboration revenue of $1.1 million for the three months ended September 30, 2020 and 2019, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue of $0.2 million for the three months ended September 30, 2020 includes $0.1 million of revenue recognized related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program, and $0.1 million of revenue recognized related to the $1.0 million grant we received in February 2020 from the NIH.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Research and development expenses
Research and development expenses were $4.8 million for the three months ended September 30, 2020, compared to $8.6 million for the three months ended September 30, 2019. The net decrease of $3.8 million, or 44%, was primarily related to (i) a $0.7 million net decrease in the SB206 program, (ii) a $0.7 million decrease in our SB414 program, and (iii) a $2.3 million decrease in other research and development expenses.
In the SB206 program, we experienced a $3.8 million decrease in gross costs incurred due to the relative timing of the B-SIMPLE4 trial’s enrollment initiation, which occurred in late third quarter of 2020, compared to enrollment initiations for the previous Phase 3 trials (B-SIMPLE1 and B-SIMPLE2), which occurred in late second quarter of 2019. As a result of this enrollment timing, we incurred substantially more gross costs during the comparative period in 2019. This gross decrease was primarily offset by a $3.1 million corresponding decrease in contra-research and development expense from the ratable amortization of the Ligand Funding Agreement liability, which represents Ligand’s contribution to the clinical development and regulatory approval of SB206 for the treatment of molluscum.
The $2.3 million decrease in other research and development expenses was primarily driven by (i) a $0.9 million net decrease in research and development personnel costs, (ii) a $1.4 million decrease in costs associated with our manufacturing technology transfer projects to third-party manufacturers and (iii) a $0.3 million decrease in depreciation expense, partially offset by (iv) $0.1 million of discrete Morrisville, North Carolina facility decommissioning costs incurred during the third quarter of 2020,

(v) a $0.1 million increase in other preclinical development costs and (vi) a $0.1 million increase in other laboratory support costs at our Morrisville, North Carolina facility.
The $0.9 million net decrease in research and development personnel costs is primarily due to (i) a $0.4 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods, (ii) a $0.2 million decrease in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods and (iii) a $0.3 million decrease in non-cash compensation expense associated with share-based incentive compensation expense and the change in the fair value of our Performance Plan liability.
General and administrative expenses
General and administrative expenses were $3.1 million for the three months ended September 30, 2020, compared to $2.3 million for the three months ended September 30, 2019. The net change in general and administrative expenses for the three months ended September 30, 2020 was primarily due to (i) a $0.8 million discrete non-cash charge recognized in the third quarter of 2020 related to the issuance of commitment shares in consideration for entering into the July 2020 Aspire CSPA and (ii) a $0.2 million net increase in other administrative expenses, partially offset by (iii) a $0.2 million decrease in general and administrative personnel and related costs.
The $0.2 million decrease in general and administrative personnel and related costs is primarily due to a decrease in non-cash compensation expenses associated with share-based incentive compensation expense and the change in the fair value of our Performance Plan liability. Cash-based compensation expenses were unchanged on a net basis between the comparative periods, but included (i) a $0.2 million decrease in recurring salary and benefits costs due to a reduced number of general and administrative personnel between the two comparative periods, offset by (ii) a $0.2 million increase in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods.
Loss on facility asset group disposition
In conjunction with the lease termination transaction as described in “Note 8—Commitments and Contingencies”, to the accompanying condensed consolidated financial statements, all assets and liabilities within the facility asset group were disposed of on July 16, 2020. As of the disposition date, the aggregate carrying value of the assets was $7.3 million and the aggregate carrying value of the associated lease liabilities was $6.0 million. The $1.3 million net charge resulting from the write-off of these assets and liabilities was combined with $0.5 million of other direct costs incurred in connection with the lease termination transaction to result in a $1.8 million total loss on disposition. This loss, which is in addition to the impairment loss recognized during the quarterly period ended June 30, 2020 and described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements, was based upon Company-specific facts and circumstances associated with the July 2020 termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
For additional information regarding our facility asset group disposition see “Note 15—Asset Group Disposition” to the accompanying condensed consolidated financial statements.
Other (expense) income, net
Other (expense) income, net was negligible for the three months ended September 30, 2020, compared to $0.1 million income for the three months ended September 30, 2019.

Comparison of Nine Months Ended September 30, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$3,224	$3,301	$(77)	(2)%
Government research contracts and grants revenue	627	216	411	190%
Total revenue	3,851	3,517	334	9%
Operating expenses:
Research and development	13,513	19,614	(6,101)	(31)%
General and administrative	8,847	8,595	252	3%
Impairment loss on long-lived assets	2,421	—	2,421	100%
Loss on facility asset group disposition	1,772	—	1,772	100%
Total operating expenses	26,553	28,209	(1,656)	(6)%
Operating loss	(22,702)	(24,692)	1,990	(8)%
Other income (expense), net:
Interest income	47	149	(102)	(68)%
Interest expense	—	(1)	1	(100)%
Other (expense) income	(3)	115	(118)	(103)%
Total other income (expense), net	44	263	(219)	(83)%
Net loss	$(22,658)	$(24,429)	$1,771	(7)%
Revenue
License and collaboration revenue of $3.2 million and $3.3 million for the nine months ended September 30, 2020 and 2019, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue of $0.6 million for the nine months ended September 30, 2020 primarily includes $0.5 million of revenue recognized related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program and $0.1 million revenue recognized related to the $1.0 million grant we received in February 2020 from the NIH.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Research and development expenses
Research and development expenses were $13.5 million for the nine months ended September 30, 2020, compared to $19.6 million for the nine months ended September 30, 2019. The net decrease of $6.1 million, or 31%, was primarily related to (i) a $1.7 million net decrease in the SB206 program, (ii) a $3.4 million decrease in other research and development expenses, (iii) a $0.8 million decrease in our SB414 program and (iv) a $0.2 million decrease in our SB204 program.
In the SB206 program, we experienced a $5.1 million decrease in gross costs incurred primarily due to the relative timing of the B-SIMPLE4 trial’s enrollment initiation, which occurred in late third quarter of 2020, compared to enrollment initiations for the previous Phase 3 trials (B-SIMPLE1 and B-SIMPLE2), which occurred in late second quarter of 2019. As a result of these differences in the timing of trial execution activities between the comparative periods, we incurred substantially more gross costs during the comparative period in 2019. This decrease was partially offset by a $3.4 million corresponding decrease in contra-research and development expense from the ratable amortization of the Ligand Funding Agreement liability, which represents Ligand’s contribution to the clinical development and regulatory approval of SB206 for the treatment of molluscum.

The $3.4 million decrease in other research and development expenses was primarily driven by (i) a $2.1 million net decrease in research and development personnel costs, (ii) a $0.9 million decrease in costs associated with our manufacturing technology transfer projects to third-party manufacturers, (iii) a $0.3 million decrease in depreciation expense and (iv) a $0.5 million decrease in manufacturing materials and support costs at our Morrisville, North Carolina facility, partially offset by (v) $0.3 million of discrete Morrisville, North Carolina facility decommissioning costs incurred during the second and third quarters of 2020 and (vi) a $0.1 million increase in other preclinical development costs.
The $2.1 million net decrease in research and development personnel costs is primarily due to (i) a $1.1 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods, (ii) a $0.5 million decrease in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods, (iii) $0.5 million in discrete charges during the first quarter of 2019 primarily related to severance and one-time payments associated with the departure of our former chief scientific officer in January 2019, and (iv) a $0.4 million decrease in non-cash compensation expense associated with the change in the fair value of our Performance Plan liability. These decreases were partially offset by $0.4 million in discrete severance charges and retention incentive compensation associated with business realignment and personnel reduction actions taken during the first quarter of 2020.
General and administrative expenses
General and administrative expenses were $8.8 million for the nine months ended September 30, 2020, compared to $8.6 million for the nine months ended September 30, 2019. The increase of approximately $0.3 million, or 3%, was primarily due to (i) $1.7 million of aggregate non-cash expense related to the issuance of commitment shares as consideration for entering into the June 2020 Aspire CSPA and July 2020 Aspire CSPA, partially offset by (ii) a $1.4 million decrease in general and administrative personnel and related costs and (ii) a $0.1 million decrease in other general and administrative expenses.
The $1.4 million decrease in general and administrative personnel and related costs is primarily due to (i) a $0.4 million discrete charge in the first quarter of 2019 primarily related to severance and one-time payments associated with the departure of our former chief business officer in January 2019, (ii) $0.5 million decrease in recurring salary and benefits costs due to a reduced number of general and administrative personnel between the two comparative periods and (iii) a $1.2 million decrease in non-cash compensation expenses, including a $0.8 million decrease associated with the change in the fair value of our Performance Plan liability and a $0.4 million decrease in stock option and other share-based compensation expenses. These decreases were partially offset by (i) a $0.6 million increase in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods and (ii) $0.1 million of discrete retention incentive compensation and severance charges associated business realignment and personnel reductions occurring in the first quarter of 2020.
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements. Our evaluation resulted in a $2.4 million non-cash impairment loss on long-lived assets for the nine months ended September 30, 2020 comprised of (i) a $0.9 million impairment charge recognized on the leasehold improvements affixed to the Morrisville, North Carolina facility, (ii) a $0.2 million impairment charge recognized on furniture and equipment to be sold to our landlord’s new tenant pursuant to a bill of sale described in “Note 8—Commitments and Contingencies” to the accompanying condensed consolidated financial statements, (iii) a $0.8 million impairment charge recognized on certain manufacturing and laboratory equipment that we intend to sell through a consignment seller, and (iv) a $0.5 million impairment charge recognized on equipment and other property not directly associated with our continuing research and development and pilot scale drug manufacturing capabilities.
For additional information regarding our impairment evaluation see “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements.

Loss on facility asset group disposition
In conjunction with the lease termination transaction as described in “Note 8—Commitments and Contingencies” to the accompanying condensed consolidated financial statements, all assets and liabilities within the facility asset group were disposed of on July 16, 2020. As of the disposition date, the aggregate carrying value of the assets was $7.3 million and the aggregate carrying value of the associated lease liabilities was $6.0 million. The $1.3 million net charge resulting from the write-off of these assets and liabilities was combined with $0.5 million of other direct costs incurred in connection with the lease termination transaction to result in a $1.8 million total loss on disposition. This loss, which is in addition to the impairment loss recognized during the quarterly period ended June 30, 2020 and described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements, was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
For additional information regarding our facility asset group disposition see “Note 15—Asset Group Disposition” to the accompanying condensed consolidated financial statements.
Other income (expense), net
Other income (expense), net was negligible for the nine months ended September 30, 2020, compared to $0.3 million income for the nine months ended September 30, 2019.
Liquidity and Capital Resources
As of September 30, 2020, we had a total cash and cash equivalents of $43.1 million and positive working capital of $36.7 million.
From inception through September 30, 2020, we have raised total equity and debt proceeds of $235.8 million to fund our operations, including (i) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering, (ii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering, (iii) an additional $5.5 million of proceeds associated with exercises through September 30, 2020 of common warrants issued as part of the March 2020 Public Offering, and (iv) $32.7 million in proceeds from the sale of common stock under our August 2019, June 2020 and July 2020 common stock purchase agreements with Aspire Capital. In addition, through September 30, 2020, we have also generated additional liquidity and capital through other sources including: (i) governmental research contracts and grants totaling $12.7 million; (ii) our licensing and supply arrangements with Sato, totaling $24.2 million, described below; and (iii) $37.0 million in proceeds from two funding transactions during the second quarter of 2019, also described below.
We believe that our existing cash and cash equivalents balance as of September 30, 2020, and expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with a pivotal Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other late-stage clinical development programs. Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, is subject to our ability to secure additional capital, and has been and may be further impacted by the COVID-19 pandemic. We will need significant additional funding to make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection.
With our existing cash on hand, we expect to incur substantial research and development expenses in 2020 on: (i) the SB206 molluscum program, including the conduct of the B-SIMPLE4 trial, including supporting activities; (ii) conducting drug manufacturing capability transfer activities to our external third-party CMOs; and (iii) conducting additional development activities in certain priority therapeutic areas. We also expect to incur substantial costs in 2020 associated with our research and development personnel, and certain facility infrastructure and drug manufacturing capabilities to support preclinical and clinical development activities, including costs associated with the primary facility lease transaction as described in “Corporate Updates.”
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
We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete development and commercialization of any of our product candidates. Our ability to continue to operate our business, including our ability to advance development programs unrelated to the B-SIMPLE4 trial, as well as our ability to progress SB206 for molluscum to an NDA filing, which would occur, if at all, following completion of the B-SIMPLE4 trial, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including through potential sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Our equity issuances during the nine months ended September 30, 2020, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value.
To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin any commercialization activities. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of September 30, 2020, we had an accumulated deficit of $242.6 million.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
Prior Aspire Common Stock Purchase Agreements
On August 30, 2019, we entered into the 2019 Aspire CSPA, and on June 15, 2020, we entered into the June 2020 Aspire CSPA, which provide that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25.0 million and $20.0 million, respectively, of shares of our common stock at our request from time to time during the 30-month term of each agreement. The June 2020 Aspire CSPA replaced the 2019 Aspire CSPA, which was terminated under the terms of the June 2020 Aspire CSPA.
As of September 30, 2020, we had sold 4,865,717 shares of common stock at an average price of $0.62 per share under the 2019 Aspire CSPA. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 5,211,339 shares being issued to Aspire Capital under the agreement as of September 30, 2020. As of September 30, 2020, we had sold 37,764,280 shares of common stock at an average price of $0.53 per share under the June 2020 Aspire CSPA. These amounts, combined with the 1,449,275 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 39,213,555 shares being issued to Aspire Capital under the agreement as of September 30, 2020. As of September 30, 2020, there was no remaining availability for sales of common stock under the June 2020 Aspire CSPA, which was fully utilized prior to entry into the July 2020 Aspire CSPA noted below. The 2019 Aspire CSPA and June 2020 Aspire CSPA had substantially similar terms to the July 2020 Aspire CSPA described below. See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for information regarding the 2019 Aspire CSPA and the June 2020 Aspire CSPA.

July 2020 Aspire CSPA
On July 21, 2020, we entered into the July 2020 Aspire CSPA which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, we agreed to sell to Aspire Capital 5,555,555 shares of common stock at $0.90 per share for proceeds of $5.0 million. In addition, as consideration for entering into the July 2020 Aspire CSPA, we issued to Aspire Capital 1,000,000 shares of our common stock as a commitment fee. The July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA described above.
Concurrently with entering into the July 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, or the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, we filed with the Securities and Exchange Commission, or the SEC, a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the July 2020 Aspire CSPA.
Under the terms of the July 2020 Aspire CSPA, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, or the Purchase Notice, directing Aspire Capital (as principal) to purchase up to 300,000 shares of our common stock per business day, up to an aggregate of $30.0 million of our common stock, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $0.5 million, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the July 2020 Aspire CSPA to up to 2,000,000 shares.
In addition, on any date on which we submit a Purchase Notice in an amount equal to 300,000 shares, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice, or a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on its principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares determined by us. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on our principal market on the VWAP Purchase Date.
Under the terms of the July 2020 Aspire CSPA, the number of shares that may be sold to Aspire Capital is limited to 25,433,642 shares, or the Exchange Cap, which represents 19.99% of our outstanding shares of common stock on July 21, 2020, unless stockholder approval or an exception pursuant to the rules of the Nasdaq Global Market is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the July 2020 Aspire CSPA is equal to or greater than $0.5907, which is the arithmetic average of the five closing sale prices of our common stock immediately preceding the execution of the July 2020 Aspire CSPA. The July 2020 Aspire CSPA provides that we and Aspire Capital shall not effect any sales under the July 2020 Aspire CSPA on any purchase date where the closing sale price of our common stock is less than $0.15.
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
As of September 30, 2020, we have sold 13,092,464 shares of common stock at an average price of $0.74 per share under the July 2020 Aspire CSPA. These amounts, combined with the 1,000,000 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 14,092,464 shares being issued to Aspire Capital under the agreement as of September 30, 2020. As of September 30, 2020, there was $20.4 million of remaining availability for sales of common stock under the July 2020 Aspire CSPA.

Primary Facility Lease Financing
As described in the “Corporate Updates” section, in July 2020 we recently completed a lease termination transaction associated with our approximately 51,000 square foot leased facility in Morrisville, North Carolina, which had served as our corporate headquarters and sole research, development and manufacturing facility. The transaction is part of our broader strategic plan to shift our operating cost structure characteristics from fixed to variable and to reduce or offset fixed lease obligations. The ten-year, non-cancellable lease agreement was originally entered into in 2016, immediately prior to its termination in July 2020, had approximately 6 years remaining under the lease term and approximately $7.9 million in remaining minimum lease payments.
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements. This evaluation and assessment was triggered by the previously described decommissioning of our large scale drug manufacturing capability and by the planned lease termination transaction that was executed in July 2020. In connection with this evaluation and impairment assessment, which is described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements, we recognized non-cash impairment losses totaling $2.4 million in the second quarter of 2020.
In conjunction with the lease termination transaction, as described in “Note 15—Asset Group Disposition” to the accompanying condensed consolidated financial statements, all assets and liabilities within the facility asset group were disposed of on July 16, 2020. As of the disposition date, the aggregate carrying value of the assets was $7.3 million and the aggregate carrying value of the associated lease liabilities was $6.0 million. The $1.3 million net charge resulting from the write-off of these assets and liabilities was combined with $0.5 million of other direct costs incurred in connection with the lease termination transaction to result in a $1.8 million total loss on disposition within the accompanying condensed consolidated financial statements. This loss, which is in addition to the impairment loss recognized during the quarterly period ended June 30, 2020, described above, was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
Paycheck Protection Program
On April 22, 2020, and as subsequently amended, we entered into the Note for an unsecured loan of approximately $1.0 million made to us, or the Loan, under the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act and is administered by the SBA. The Loan to us was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1%) per annum. Principal and interest on unforgiven amounts are payable monthly commencing on the fifteenth day of the month following the First Payment Date, as defined within the Note. The Note provides that the Loan may be prepaid by us at any time prior to the April 22, 2022 maturity date without penalty. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of permitted and program-eligible expenses. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. No assurance is provided that we will obtain forgiveness of the Loan in whole or in part. We will be obligated to repay any portion of the principal amount of the Note that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.
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
The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by us pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB414 and SB204. However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by us (but not royalty payments received by us) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If we decide to commercialize any product on our own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, we will be obligated to pay Reedy Creek a low single digits royalty on net sales of the products.
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
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the second amendment to the initial license agreement dated January 12, 2017, or the Sato Amendment. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. We have received approximately $24.2 million from Sato beginning January 2017 through September 30, 2020 under the Amended Sato Agreement, including (i) a $10.8 million upfront payment received following the execution of the agreement in January 2017; (ii) a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018; and (iii) $11.2 million of installment payments received following the October 2018 amendment to our amended license agreement with Sato. Under the terms of the Sato Amendment, we received an upfront payment from Sato totaling 1.25 billion JPY (approximately $11.2 million USD) to be paid in three installments over a 12 months period. We received the first installment of 0.25 billion JPY (approximately $2.2 million USD) in October 2018, the second installment of 0.5 billion JPY (approximately $4.5 million USD) in March 2019 and the third installment of 0.5 billion JPY (approximately $4.6 million USD) in November 2019. The Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(21,868)	$(11,421)
Investing activities	(90)	(38)
Financing activities	50,779	25,271
Net increase in cash, cash equivalents and restricted cash	$28,821	$13,812
Net Cash Used in Operating Activities
During the nine months ended September 30, 2020, net cash used in operating activities was $21.9 million and consisted primarily of a net loss of $22.7 million, with adjustments for non-cash amounts related to (i) depreciation expense of $1.1 million, (ii) impairment of long-lived assets of $2.4 million, (iii) loss on facility asset group disposition of $0.8 million, (iv)

share-based compensation expense of $0.8 million, (v) fees of $1.7 million related to commitment shares for the June 2020 Aspire CSPA and July 2020 Aspire CSPA, and (vi) a loss on disposal of equipment of $0.1 million, and a $6.1 million net decrease in other operating assets and liabilities. The net decrease in operating assets and liabilities was primarily due to a $2.2 million decrease in research and development service obligation liabilities related to the amortization of the Ligand Funding Agreement liability, a $3.3 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement, a $0.3 million decrease in accrued legal and professional fees, and a $1.4 million decrease in accounts payable. These decreases were partially offset primarily by a $0.7 million decrease in prepaid expenses and other current assets, a $0.3 million increase in accrued compensation and a $0.3 million decrease in contracts and grants receivable. The changes in accounts payable during the nine months ended September 30, 2020 were primarily related to timing of invoice receipts and payments associated with the SB206 Phase 3 development program.
During the nine months ended September 30, 2019, net cash used in operating activities was $11.4 million and consisted primarily of a net loss of $24.4 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.5 million, share-based compensation expense for both equity-based and liability-based awards of $2.4 million and a $9.0 million favorable change in other operating assets and liabilities. The favorable net change in assets and liabilities was primarily due to (i) a $12.0 million increase related to the advanced payment for the research and development service obligation associated with the Funding Agreement with Ligand, offset by a $5.5 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand, (ii) a $1.2 million increase in deferred revenue following the receipt of an additional upfront installment payment under the Amended Sato Agreement during the first quarter of 2019; (iii) a $1.2 million increase in accounts payable and (iv) a $0.8 million increase in accrued outside research and development services. The increase in accounts payable and accruals was primarily related to the Phase 3 development program for molluscum. These favorable changes were partially offset by changes in other operating assets and liabilities totaling $0.7 million, including an increase in contracts and grants receivable and a decrease in accrued legal and professional fees.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2020, the $0.1 million of net cash used in investing activities was primarily related to installment payments made to a drug delivery device technology manufacturing vendor in connection with an ongoing drug delivery device technology enhancement project of $0.4 million, offset by $0.3 million of proceeds from the sale of equipment.
During the nine months ended September 30, 2019, net cash used in investing activities was minimal and consisted of purchases of laboratory and manufacturing equipment.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2020, net cash provided by financing activities was $50.8 million and consisted primarily of $5.3 million of proceeds, net of underwriting fees, from closing of our March 2020 Public Offering, $5.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering, $7.3 million of proceeds, net of placement agent fees, from our March 2020 Registered Direct Offering, $1.0 million from the entry into a promissory note for an unsecured loan under the PPP, and $31.9 million of proceeds from the sale of our common stock pursuant to the 2019 Aspire CSPA, the June 2020 Aspire CSPA and the July 2020 Aspire CSPA. These financing cash inflows were partially offset by $0.2 million of other offering costs, including legal and professional fees, directly associated with the March 2020 Public Offering, March 2020 Registered Direct Offering and the February 2020 shelf registration statement filing.
During the nine months ended September 30, 2019, net cash provided by financing activities was $25.3 million and consisted primarily of funding received pursuant to the Purchase Agreement with Reedy Creek.
Capital Requirements
As of September 30, 2020, we had a total cash and cash equivalents balance of $43.1 million and positive working capital of $36.7 million. We believe that our existing cash and cash equivalents balance as of September 30, 2020, and expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our operating needs through the fourth quarter of 2021. This operating forecast and related cash projection includes the expected costs associated with a pivotal Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, and development activities in certain priority therapeutic areas, but excludes any potential costs associated with other late-stage clinical development programs. Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, is subject to our ability to secure additional capital, and has been and may be further impacted by the COVID-19 pandemic. We will need significant additional funding to make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection.
We are utilizing our existing capital resources to fund the ongoing and near-term operating and development activities, as described in the “Priority Development Pipeline” and “Pipeline Expansion Opportunities” section above. We also expect to incur substantial costs in 2020 associated with our research and development personnel, and certain facility infrastructure and drug manufacturing capabilities to support preclinical and clinical development activities, as described in the “Business Updates” and “Corporate Updates” section, including costs associated with the primary facility lease transaction. While our operating forecast and related cash projection includes these expected costs and the costs associated with the B-SIMPLE4 trial and development activities in certain priority therapeutic areas, it excludes any potential costs associated with other new clinical stage development programs. If we were to progress other clinical stage development programs, we will need significant additional funding, including, but not limited to through (i) equity or debt financings, including through potential sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders. If we continue to attempt to raise additional capital, there can be no assurance that we will be able to obtain it on terms acceptable to us, on a timely basis, or at all. The current market value of our common stock may negatively impact funding options and the acceptability of funding terms. A failure to obtain sufficient funds on acceptable terms when needed could cause us to alter or reduce our planned operating activities to conserve our cash and cash equivalents, including but not limited to delaying planned activities directly related to or in support of product candidate development. Our anticipated expenditure levels may change if we adjust our current operating plan and could impact the magnitude and/or timing of development and operating expenses and therefore our cash runway. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation. As of September 30, 2020, we had an accumulated deficit of $242.6 million.
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

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all of our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amount or timing of our operating capital requirements. Our future funding requirements will depend on many factors, including, but not limited to:
•the initiation, progress, timing, costs, results, and evaluation of results of trials for our clinical-stage product candidates, including trials conducted by us or potential future partners;
•the progress, timing, costs and results of development and preclinical study activities relating to other potential applications of our nitric oxide platform;
•the number and characteristics of product candidates that we pursue;
•our ability to enter into strategic relationships to support the continued development of certain product candidates and the success of those arrangements;
•our success in optimizing the size and capability of our manufacturing capabilities and related processes to meet our strategic objectives;
•our success in the technical transfer of methods and processes related to our drug substance and drug product manufacturing with our current and/or potential future contract manufacturing partners;
•the outcome, timing and costs of seeking regulatory approvals;
•the occurrence and timing of potential development and regulatory milestones achieved by Sato, our licensee for SB204 and SB206 in Japan;
•the terms and timing of any future collaborations, licensing, consulting, financing or other arrangements that we may enter into;
•the amount and timing of any payments we may be required to make, or that we may receive, in connection with the licensing, filing, prosecution, defense and enforcement of any patents or other intellectual property rights;
•the costs of preparing, filing and prosecuting patent applications, maintaining and protecting our intellectual property rights;
•defending against intellectual property related claims;
•the costs associated with any potential future securities litigation, and the outcome of that litigation;
•the extent to which we in-license or acquire other products and technologies; and
•subject to receipt of marketing approval, revenue received from commercial sales or out licensing of our product candidates.

Contractual Obligations and Contingent Liabilities
Except for compensatory obligations described in “Note 8—Commitments and Contingencies” and the Loan we received under the PPP described in “Note 9—Paycheck Protection Program” to the accompanying condensed consolidated financial statements, there were no material changes during the nine months ended September 30, 2020 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
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
Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report. Except for the following matters, during the nine months ended September 30, 2020, there were no other material changes to our critical accounting policies.
Assessment of Long-Lived Assets for Held-for-Sale Classification and Potential Impairment; Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As described in “Note 14—Assets Held for Sale, Impairment Charges” to the accompanying condensed consolidated financial statements, we evaluated all of our long-lived assets for potential for held for sale classification and potential impairment as of June 29, 2020. This evaluation, which included the conduct of nonrecurring fair value measurements pursuant to FASB ASC 820, Fair Value Measurements, required the use of significant judgments and estimates.

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
Long-lived assets in certain asset groups that remained classified as held and used were assessed for potential impairment. For those asset groups that had indicators of impairment and failed a test of recoverability, their carrying value was adjusted to equal their estimated fair value. For the asset group consisting of a right-of-use lease asset, leasehold improvements and other property affixed to the Morrisville, North Carolina facility, we determined that the lease terms established in the new tenant’s prime lease of the Morrisville, North Carolina facility were representative of the asset group’s highest and best use and were consistent with market terms; therefore, such terms were considered to be the best available valuation inputs for the fair value estimate, and such inputs were determined to be Level 3 inputs within the fair value measurement hierarchy. For the asset group consisting of other property and equipment not directly associated with our continuing research, development and pilot scale drug manufacturing capabilities, we determined that a market participant was unlikely to pay any material value for such assets and therefore we determined that their fair value was zero. The inputs used to estimate fair value of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy. Given the impairment recorded among our long-lived assets, it is reasonably possible that changes in judgments and assumptions we used to estimate the fair value of such assets or other circumstances, including changes in our intended use of such assets, could cause us to consider some portion or all of the remaining long-lived assets to become impaired.
Restatement of Previously Issued Financial Statements
On May 14, 2020, the Audit Committee of our board of directors, in consultation with management and BDO USA, LLP, concluded that, because of a misapplication of the accounting guidance applicable to the warrants we issued in January 2018, our previously issued consolidated financial statements for the year ended December 31, 2018, and all quarterly periods of 2019 and 2018, or the Affected Periods, should no longer be relied upon. On May 20, 2020, we restated our consolidated financial statements for all Affected Periods in our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2019. As such, the comparative information provided for the three and nine months ended September 30, 2019 contained in the results of operations discussed above reflect these previously restated amounts.
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

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded because of the previously reported material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of such date at the reasonable assurance level.
Remediation of Previously Reported Material Weakness
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal control over financial reporting will prevent all error and all fraud. In our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2019, filed with the SEC on May 20, 2020, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of a material weakness in internal control related to the accounting for significant and unusual transactions.
We have devoted, and plan to continue to devote, significant efforts and resources to the remediation plan for the previously reported material weakness described in our prior periodic filings and to the improvement of our internal control over financial reporting. While we have processes to identify and apply accounting guidance pertaining to significant and unusual transactions, we have begun and plan to continue to enhance the design of control activities that will better enable our understanding of the nuances of increasingly complex accounting standards and their application. We have initiated the following changes in our internal control over financial reporting during the three months ended September 30, 2020:
•expanded access to accounting research databases; and
•enhanced assessment, scoping and involvement of highly qualified consultative third party professionals regarding potentially complex accounting matters.
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
(b) Changes in Internal Controls Over Financial Reporting
Except for the changes described above to remediate the previously reported material weakness, there have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In connection with the restatement described above, we identified a material weakness in our internal controls related to the accounting for significant and unusual transactions. As a result of this material weakness, in our Annual Report on
Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2019, filed with the SEC on May 20, 2020, management concluded that our internal control over financial reporting was not effective as of December 31, 2019.
To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our consolidated financial statements. Our plans at this time include (i) providing expanded access to accounting research databases; and (ii) enhanced assessment, scoping and involvement of highly qualified consultative third party professionals regarding potentially complex accounting matters. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to the accounting for a significant and unusual transactions, see Part I, Item 4: Controls and Procedures included in this Quarterly Report on Form 10-Q.

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
The novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes novel coronavirus disease 2019, or COVID-19, has spread globally and has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place orders, and shutdowns. Moreover, even where restrictions are and remain lifted, the absence of viable treatment options or a vaccine could lead people to continue to self-isolate and not participate in the economy at pre-pandemic levels for a prolonged period of time. The COVID-19 pandemic, and the mitigation measures and uncertainty resulting from it, have had and will likely continue to have an adverse impact on economic, public health and behavioral conditions in the United States and worldwide, which in each case could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed or on terms that are favorable to us.
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19. As disclosed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—COVID-19 Overview,” we have implemented protocols and other measures to continue our critical business functions, maximize employee safety and account for potential impacts of the COVID-19 pandemic in our B-SIMPLE4 trial design. Nonetheless, we are continuing to assess our business plans and the impact COVID-19 may have on our ability to conduct our planned preclinical studies and clinical trials, most of which also remain subject to available funding, including our ability to recruit patients to participate in clinical trials and access sites and investigators to conduct our clinical trials, and our ability to rely on our current and future third-party relationships (including with third-party manufacturers, vendors, and strategic partners). There can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally or in our sector in particular. In particular, COVID-19 impacted the timing of trial initiation of our B-SIMPLE4 Phase 3 trial for SB206, and we are assessing any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206, including delay, postponement or other impacts to the trial. We may face difficulties and/or delays with site initiation and patient enrollment for the B-SIMPLE4 Phase 3 trial for SB206 or our other planned preclinical or clinical trials if (i) the prevalence of molluscum contagiosum is reduced as a result of the various measures implemented by authorities to try to contain COVID-19, (ii) the patient populations that are eligible for our planned clinical trials are impacted by the COVID-19 pandemic, or (iii) if healthcare resources continue to be prioritized toward the COVID-19 pandemic. Because the greatest incidence of molluscum is in children aged one to 14 years, school and child care center closures or reliance on virtual learning could impact our ability to conduct the B-SIMPLE4 Phase 3 trial for SB206. Moreover, the COVID-19 pandemic may continue to affect the business of the FDA or other health authorities, which could result in delays in our interactions with the FDA related to our planned clinical trials.
If we or any future third-parties with whom we partner (including manufacturers, vendors, strategic partners, clinical trial sites, and CROs), or the FDA or other health authorities, experience delays or other disruptions, inefficiencies or other adverse impacts associated with the COVID-19 pandemic, our ability to conduct our business and operations could be further adversely affected, which could prevent or delay us continuing development of our product candidates, and ultimately of reviews and approvals of our product candidates. The extent to which COVID-19 and global efforts to contain its spread will impact our business including our operations, preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity, and scope of the pandemic, including the timing and availability of treatment options or a vaccine, and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
4.1	Registration Rights Agreement, dated July 21, 2020, between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	4.1	July 22, 2020
10.1	Letter Amendment, dated August 20, 2020, to the Paycheck Protection Term Note, dated April 22, 2020, in favor of PNC Bank, National Association	X
10.2	Common Stock Purchase Agreement, dated July 21, 2020, between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	July 22, 2020
10.3	Non-Employee Director Compensation Policy.		8-K	001-37880	10.1	September 24, 2020
10.4	Employment Agreement, dated September 23, 2020, by and between Novan, Inc. and John M. Gay.		8-K	001-37880	10.2	September 24, 2020
10.5	Lease Termination Agreement, dated July 16, 2020, by and between Novan, Inc. and Durham Hopson, LLC.	X
10.6	Form of Director and Executive Officer Indemnification Agreement	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novan, Inc.

By:	/s/ Paula Brown Stafford
Paula Brown Stafford
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Gay
John M. Gay
Chief Financial Officer
(Principal Financial Officer)

/s/ Andrew J. Novak
Andrew J. Novak
Vice President, Accounting and Business Operations
(Principal Accounting Officer)

Date: October 30, 2020