Form 10-K
period 2020-12-31
Novan, Inc.
filed 2021-02-24
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒
As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $56.8 million (based on a closing price of $0.48 per share as reported by the Nasdaq Global Market on June 30, 2020).  For purposes of this calculation, shares of common stock beneficially owned by the registrant’s officers, directors and certain stockholders as of June 30, 2020 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.
The number of shares of registrant’s common stock outstanding as of February 10, 2021 was 150,791,150.

Forward-Looking Statements and Summary of Principal Risk Factors
This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. These statements are often identified by the use of words such as “believe,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” or “estimate,” and similar expressions or variations. These statements are based on the beliefs and assumptions of management based on information currently available to management. Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. Except as may be required by law, we undertake no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future. As a result, any or all of our forward-looking statements in this Annual Report may turn out to be inaccurate. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed below and under the section entitled “Risk Factors” in this Annual Report and those discussed elsewhere in this Annual Report. These forward-looking statements speak only as of the date of this Annual Report.

The following summary briefly highlights the principal risks and uncertainties facing our business that could affect an investment in our common stock, which represent only a select portion of those risks. A more complete statement of those risks and uncertainties is set forth in the section entitled “Risk Factors” in this Annual Report. This summary is qualified in its entirety by that more complete statement.
•We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future. We will need significant additional funding to continue our business operations and for the advancement of our product development programs. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our commercialization efforts.
•Raising additional capital, including through the issuance of shares of our common stock to Aspire Capital Fund, LLC, or Aspire Capital, pursuant to the common stock purchase agreement that we entered into with Aspire Capital on July 21, 2020, or the July 2020 Aspire CSPA, may cause significant dilution to our existing stockholders, reduce the trading price of our common stock, require us to seek stockholder approval to increase the number of shares authorized under our certificate of incorporation and/or authorize us to issue additional shares of common stock (which approval(s) may not be obtained), restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
•We specialize solely in developing nitric oxide-based therapeutics to treat a range of diseases with significant unmet needs, and if we do not successfully achieve regulatory approval for any of our product candidates or successfully commercialize them, we may not be able to continue as a business. Clinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of earlier studies and trials may not be predictive of future trial results. Ongoing or future product development activities may not be successful, including in that our preclinical studies may not prove successful in demonstrating proof-of-concept or may show adverse toxicological findings, and our clinical trials may not show the requisite safety and efficacy of our product candidates.
•Delay or termination of planned clinical trials for our product candidates, including as a result of disruptions caused by the COVID-19 pandemic, would result in unplanned expenses and significantly adversely impact our remaining developmental activities and potential commercial prospects with respect to, and ability to generate potential revenues from, such product candidates.
•If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities would be delayed or otherwise adversely affected.
•We rely on third parties to conduct some of our preclinical studies and our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or are adversely impacted by the COVID-19 pandemic, we may be unable to obtain regulatory approval for or commercialize any of our product candidates as planned or at all.
•We may expend our limited resources to pursue one or more product candidates or indications within our product development strategy, which has changed and may continue to change over time, and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•Our product candidates may pose safety issues, cause adverse events, have side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.
•The regulatory approval processes of the Food and Drug Administration, or the FDA, are lengthy, time-consuming and inherently unpredictable and have been and may be further disrupted by the COVID-19 pandemic, and if we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis or at all, our business will be substantially harmed.
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
•Delays or disruptions in the qualification of manufacturing facilities and processes or in the manufacture of our (i) active pharmaceutical ingredients, or APIs, including NVN1000 or any other Nitricil new chemical entities, or NCEs, or (ii) clinical trial materials or commercial supplies of any approved product candidates, whether by us or any third-party manufacturer with whom we contract, including any delays in the transfer of technology to such manufacturers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs or in our breaching our obligations to others.
•Changes to our leadership team or operational resources could prove disruptive to our operations and have adverse consequences for our business and operating results.
•The price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for our existing stockholders.
•If we are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

PART I
Item 1. Business.
Overview
We are a clinical development-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal and immunomodulatory mechanisms of action and our proprietary nitric oxide-based technology platform, Nitricil, to generate macromolecular NCEs to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates. Our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in a variety of diseases.
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into infectious diseases, companion animal health, men’s and women’s health and gastroenterological, or GI, therapeutic areas. This decision was based on the connection between the multi-factorial pathologies of diseases in these areas and the demonstrable anti-microbial, anti-viral and anti-inflammatory properties of Novan’s nitric oxide technology. Our vision is to become the world’s leader in nitric oxide-based science, technology, and clinical translation in support of delivering safe and efficacious therapies.
We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We recently introduced SB207 as a possible product candidate for additional anti-viral programs. We are also conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) coronavirus indications, including SARS-CoV-2, the virus that causes COVID-19 (SB019); (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100); (iii) cervical intraepithelial neoplasia, or CIN, caused by high-risk human papilloma virus, or HPV, in the men’s and women’s health field (WH504 and WH602); (iv) inflammatory disorders; and (v) diseases in the GI field.
During 2020, our primary programmatic focus was on our molluscum contagiosum (SB206) program and we intend to focus our near term clinical-stage development efforts on this program. Following the receipt of verbal and minuted feedback from the Type-C meeting with the FDA on April 1, 2020, we sent the proposed protocol to the FDA, manufactured the clinical trial materials at our former large-scale manufacturing facility in Morrisville, North Carolina and began the planning and start-up phase for B-SIMPLE4, a pivotal Phase 3 trial for SB206 as a treatment for molluscum. We initiated the B-SIMPLE4 trial in August 2020, and the first patient was enrolled and dosed in September 2020. Completion of patient enrollment occurred during the first quarter of 2021, and, if the trial is not further impacted by the COVID-19 pandemic, top-line efficacy results are targeted before the end of the second quarter of 2021. Depending on the results of the B-SIMPLE4 trial, we are targeting a potential New Drug Application, or NDA, filing of SB206 for molluscum no later than the third quarter of 2022. We are also evaluating potential commercialization strategies for SB206, subject to the results of the B-SIMPLE4 trial, NDA submission timing and the regulatory approval process including, but not limited to, securing a commercialization partner, co-commercializing with a partner, or commercializing on our own.
Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) equity or debt financings, including through sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders.
Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further discussion regarding our current liquidity and our future funding needs in addition to the impact of the COVID-19 pandemic on our operations.
Technology
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
Our formulation science and expertise allow us to customize the drug delivery method for the relevant anatomical location of a variety of diseases. With our dermatological indications, the topical semi-solid formulations enable us to further tune the release of nitric oxide when applied by using proprietary combinations of inactive ingredients. This additional level of control enables us to use one API for multiple indications by altering the nitric oxide pharmacology with the composition of the topical formulation. This component of our nitric oxide platform creates an additional barrier to entry, which we believe would position us to prolong the period of market exclusivity for each of our product candidates, if approved.
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
Nitric oxide and its multiple mechanisms of action have wide ranging possibilities to treat human disease. We believe that our expertise at developing nitric oxide NCEs and fine tuning the formulation technology to the targeted disease separates us from other drug development companies focused in this space. Nitric oxide is a naturally occurring chemical in the human body, which enhances its safety profile. The proven anti-microbial and anti-inflammatory effects of nitric oxide, combined with its naturally strong safety profile and our ability to capture and deliver effective doses, positions Novan with the potential to generate differentiated product candidates.
Our Pipeline
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into infectious diseases, companion animal health, men’s and women’s health and GI therapeutic areas. We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We are currently focusing our efforts on our Priority Development Pipeline discussed below.
We presently maintain exclusive, worldwide commercial rights for all product candidates currently in our pipeline, with the exception of the rights we have licensed to Sato Pharmaceutical Co., Ltd., or Sato, to develop, use and sell SB204 and SB206 in Japan. For more information on our licensing arrangement with Sato, see the section entitled “Business—Collaboration and Licensing Agreements” in this Annual Report and “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report.

Priority Development Pipeline
Our priority development pipeline is currently positioned as shown in Figure 1 below.
Figure 1:
SB206, a Topical Anti-viral Treatment for Viral Skin Infections (Molluscum Contagiosum)
We are developing SB206 as a topical anti-viral gel for the treatment of viral skin infections, with a current focus on molluscum contagiosum. Molluscum is a contagious skin infection caused by the molluscipoxvirus that affects up to six million people in the United States annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients in the United States that receive treatment are treated with painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.
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
With the full results from this Phase 2 trial available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting and the written minutes received, we commenced the Phase 3 development program for molluscum, primarily comprised of two pivotal clinical trials, in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm. The “B-SIMPLE” (Berdazimer Sodium In Molluscum Patients with Lesions) Phase 3 trials consisted of two (B-SIMPLE1 and B-SIMPLE2) multi-center, randomized, double-blind, vehicle-controlled studies to evaluate the efficacy and safety of SB206 12% once-daily in 707 patients total (2:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients were treated once-daily with SB206 12% or Vehicle Gel once daily for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There were visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. Both Phase 3 trials began dosing patients in June 2019 and completed patient recruitment in August 2019. Top-line efficacy results from the Phase 3 trials were announced in January 2020 with additional efficacy and safety analyses through Week 12 announced in February 2020. SB206 did not achieve statistically significant results in the primary endpoint in either trial, which was the complete clearance of all molluscum lesions at Week 12. In B-SIMPLE2, SB206 was near statistical significance for the primary endpoint (p=0.062), and was statistically significant for the secondary endpoint, the complete clearance of all lesions at Week 8 (p=0.028), and multiple pre-specified sensitivity analyses. We believe this confirms the robustness of the data in the B-SIMPLE2 trial. While the B-SIMPLE1 trial was not statistically significant for the primary endpoint (p=0.375) nor the secondary endpoint (p=0.202), all other pre-specified analyses trended in the same direction of improved treatment effect as the B-SIMPLE2 results.

In addition, the results of a statistical test of heterogeneity support that the two trials are not different from each other. Across both studies, the primary analysis odds ratio and standard error point estimates were similar and in a consistent direction with overlapping 95% confidence intervals. These statistical results are supported by an integrated analysis of the two trials, which demonstrated a statistically significant complete clearance rate at Week 12 for SB206 (p=0.038). These additional analyses do not change the outcome of either B-SIMPLE trial, and the FDA may disagree with our conclusions from these analyses. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.

Full efficacy and safety data, including data from the safety evaluation through Week 24, were available in March 2020. The safety and tolerability profiles were favorable overall with no related serious adverse events reported. Execution of development program activities for SB206 in molluscum continued in 2020 with the completion of ancillary trials, including human factor studies, occurring during the second quarter of 2020, and the B-SIMPLE3 study discussed below.

Enrollment was completed in the fourth quarter of 2019 for NI-MC101 (B-SIMPLE3), a Phase 1 open label study assessing the safety, tolerability, and pharmacokinetics of SB206 12% under maximal use conditions in the once daily treatment of molluscum. All patients completed visits for B-SIMPLE3 in the first quarter of 2020. In this open label study, 34 patients with molluscum enrolled, 31 (91%) patients completed the pharmacokinetic assessment phase, and 29 patients (85%) went on to continue study participation for the full 12 weeks of treatment. There were no discontinuations of study drug due to treatment related adverse events, and there were no reports of serious adverse events. The final study report was completed in the third quarter of 2020.
Based on the results of the Phase 3 trials, discussed above, we held a Type C meeting with the FDA on April 1, 2020 seeking feedback on our proposal to conduct one additional, well-controlled pivotal study of SB206 to support a future NDA. Based on feedback during this meeting and the written minutes received following the meeting, the FDA provided guidance indicating that the FDA would consider one additional pivotal trial, or B-SIMPLE4, that, if successful, can be supported by the previously completed B-SIMPLE2 trial for a future NDA submission. In addition, the FDA provided guidance with regard to both the study design for B-SIMPLE4 and expectations for a future NDA submission.

B-SIMPLE4 consists of a multi-center, randomized, double-blind, vehicle-controlled study to evaluate the efficacy and safety of SB206 12% once-daily in approximately 850 total patients (1:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients are treated once-daily with SB206 12% or Vehicle Gel for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There are visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24, with the implementation of additional patient and caregiver training and patient engagement efforts and decentralized visit capabilities for conducting those visits during the COVID-19 pandemic. The primary endpoint is the proportion of patients achieving complete clearance of all treatable molluscum lesions at Week 12.

We provided the proposed protocol to the FDA and began the planning and start-up phase for B-SIMPLE4 in the second quarter of 2020. We initiated the B-SIMPLE4 trial in August 2020 and the first patient was enrolled and dosed in September 2020. The trial completed patient enrollment during the first quarter of 2021, and if the trial is not further impacted by the COVID-19 pandemic, top-line efficacy results are targeted before the end of the second quarter of 2021.
In 2018, we licensed rights to Sato to develop, use, and sell SB206 in certain topical dosage forms in Japan for the treatment of viral skin infections, and to manufacture the finished form of SB206 for sale in Japan, which are in addition to the rights granted to Sato related to SB204 for the treatment of acne vulgaris. The significant terms and the related accounting considerations of our licensing arrangement with Sato are further described in the section entitled “Business—Collaboration and Licensing Agreements” in this Annual Report and in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
In April 2020, Sato informed us of its intention to progress the SB206 development program in Japan with a Phase 1 clinical trial given the observed treatment benefit and favorable safety profile in the B-SIMPLE program. In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s current estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and

(iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, we have concluded that a prospective delay in Sato’s overall SB206 development plan has occurred. We estimate the program timeline to be extended by 1.75 years from our previous estimate. This estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The details of this development are further described in “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
Infectious Disease, Coronaviridae (COVID-19)
We are exploring the use of our proprietary Nitricil technology to potentially progress a treatment option, likely topical oral or nasal, for COVID-19, targeting the reduction of viral shedding and transmission. Nitric oxide has generally demonstrated the ability to inhibit viral replication of viruses within the Coronaviridae family, and we have an extensive body of in vitro and in vivo data demonstrating the efficacy of our proprietary technology for other anti-viral indications.

In October 2020, we announced positive in vitro results showing the potential efficacy of our Nitricil platform technology, berdazimer sodium (NVN1000) as an anti-viral against SARS-CoV-2, the virus that causes COVID-19. To evaluate the ability of our Nitricil platform technology as a potential nasal treatment option for COVID-19, we initiated in vitro assessments targeting the reduction of viral burden in differentiated normal human bronchial epithelial cells. The studies were conducted at the Institute for Antiviral Research at Utah State University, and these results demonstrate the first instance of an anti-viral effect from a nitric oxide-based medicine in a 3-D tissue model that has similar structure to the human airway epithelium. The results from the in vitro assessment of concentrations as low as 0.75 mg/mL demonstrated that berdazimer sodium reduced 90% of virus after repeat dosing, once daily.

Based on the scientific literature and data available to-date related to berdazimer sodium and SB206, we believe that nitric oxide may inhibit viral replication by disrupting protein function critical for viral replication and infection through generation of reactive intermediates.

In December 2020, we entered into a Master Services Agreement, or MSA, with Catalent, Inc., a leading global provider of integrated services, superior delivery technologies and manufacturing solutions, relating to our COVID-19 program. This agreement will include work to support chemistry, manufacturing and control, or CMC, activities and development of an intranasal formulation of berdazimer sodium for use in that program. Our next step is the advancement of this program through preliminary preclinical studies, which we target to have results in the second quarter of 2021. Pending the results of the preclinical studies, we anticipate filing a potential IND application with the FDA and, subject to obtaining additional financing or strategic partnering, target initiating human clinical trials in the second half of 2021.
Companion Animal Health
We have initiated exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health. We are progressing internal efforts for initial formulation development to assess viability and have engaged animal health experts to assess technical feasibility and market potential. We currently intend to seek a potential strategic partner or collaborator to advance development in this area following initial proof-of-concept work.

Pipeline Expansion Opportunities
Our pipeline expansion opportunities are currently positioned as shown in Figure 2 below.
Figure 2:

Product Candidates
Indication
Pre-IND
Phase 1
Phase 2
Phase 3
DERMATOLOGY
SB204
Acne Vulgaris
SB208
Tinea Pedis
SB414
Atopic Dermatitis
Psoriasis
MEN'S AND WOMEN'S HEALTH
SB207
Genital Warts
WH504
High-Risk HPV
WH602
High-Risk HPV
GASTROENTEROLOGY
Undisclosed
Various

SB204, for the Treatment of Acne Vulgaris
SB204 is a product candidate designed as a once-daily, topical monotherapy for the treatment of acne vulgaris, a multi-factorial disease with multiple aspects of the disease pathology (anti-inflammatory and anti-bacterial). Acne vulgaris is the most common skin condition in the United States. The disease ranges in severity from mild to severe cystic acne and causes both physical and psychological effects, including permanent scarring, anxiety, depression and poor self-esteem. Acne is a multi-factorial disease with several mechanistic contributors to the disease pathology, often requiring treatments that address more than one of the major causes of acne pathogenesis. Localized nitric oxide delivery may provide anti-inflammatory and anti-bacterial activity from a single active ingredient.
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
We have had several interactions with the FDA since mid-2017 regarding SB204 and the acne indication. In September 2017, we conducted a guidance meeting with the FDA to obtain clinical and regulatory guidance by reviewing the previously completed parallel Phase 3 pivotal trials in patients with moderate-to-severe acne. The FDA’s specific feedback noted that there were no additional safety requirements and that one additional pivotal trial, in moderate-to-severe acne, would be required for submission of a NDA.

In the second quarter of 2018, we conducted a Type C meeting to further discuss the path forward and possible Phase 3 programs for the treatment of acne vulgaris with the FDA, as well as the potential for proceeding with a more narrowly defined patient segmentation. In that meeting, our focus centered specifically on the severe patient population. In the third quarter of 2018, the FDA provided feedback on two paths forward for the acne indication, confirming the need for one additional pivotal trial for moderate-to-severe acne patients prior to a NDA submission or, as an alternative, additional preliminary trials for a severe-only patient population.
Following receipt of FDA feedback, we have determined that the most pragmatic development pathway for us will be to conduct one additional pivotal Phase 3 trial in moderate-to-severe acne patients. We have completed our clinical development plan for this additional trial, and further advancement of this program is subject to obtaining additional financing or strategic partnering.
In January 2017, we licensed rights to Sato to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. The significant terms and the related accounting considerations of our licensing arrangement with Sato are further described in the section entitled “Business—Collaboration and Licensing Agreements” in this Annual Report and in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report. For further information regarding the current status of the Japanese SB204 program see “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
SB208, for the Treatment of Athlete’s Foot (Tinea Pedis) and Fungal Nail Infections (Onychomycosis)
SB208 is a product candidate designed as a topical broad-spectrum anti-fungal gel for the potential treatment of fungal infections of the skin and nails, including athlete’s foot (tinea pedis) and fungal nail infections (onychomycosis). Studies suggest that both the nail plate, interdigital space and surrounding cutaneous tissue may serve as an overlooked reservoir of dermatophytes, perpetuating reinfection and coinfection of tinea pedis and onychomycosis. Additionally, studies have demonstrated enhanced efficacy when tinea pedis and onychomycosis are treated concurrently, suggesting that an effective topical treatment, suitable for simultaneous application to the nail plate and skin, may lead to lower rates of recurrence and enhanced efficacy.

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
SB414, for the Treatment of Inflammatory Skin Diseases, including Atopic Dermatitis and Psoriasis
SB414 is a product candidate designed as a topical cream-based gel for the treatment of inflammatory skin diseases, with a focus on the treatment of atopic dermatitis and psoriasis. In 2018, we completed two complementary Phase 1b clinical trials with SB414 in patients with atopic dermatitis and psoriasis. The design of these complementary trials was to evaluate the safety, tolerability and pharmacokinetics of SB414. The trials were also designed to assess overall and specific target engagement through a reduction of key inflammatory biomarkers, also known as pharmacodynamic assessment.
Atopic Dermatitis
Atopic dermatitis, also known as atopic eczema, is a chronic relapsing inflammatory skin disease characterized by recurrent red plaques, intense itching, dry skin with red papules and plaques, “weeping” clear fluid, crust and scaling. Stabilizing the disease and reducing the number and severity of flares are the primary goals of current treatment options.

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

SB207, for the Treatment of External Genital Warts
Genital warts are among the world’s most common sexually transmitted diseases. Approximately 70% of patients treated for external genital warts receive locally destructive procedures, such as cryotherapy or curettage. Approximately 46% of patients are treated with prescription drugs alone or in combination with procedures. Both topical therapies and ablative procedures for genital warts remain largely ineffective in achieving long-term wart eradication and the average recurrence rates range from 30% to 70%. The approved drugs for the treatment of warts are pro-inflammatory in their mechanism of action and lead to ulcers, erosions and burning/stinging.
We have previously evaluated SB206’s anti-viral activity in a Phase 2 randomized, double-blinded, vehicle-controlled clinical trial in 107 patients with genital warts caused by HPV. We announced top-line results from this Phase 2 clinical trial in the fourth quarter of 2016. SB206 demonstrated statistically significant results in the clearance of external genital and perianal warts. Once-daily treatment arms were generally well-tolerated, including the most effective dose, SB206 12% once-daily. With the full results from this Phase 2 trial made available, a Type B meeting was held with the FDA in the second quarter of 2017 with minutes received shortly thereafter.
In response to our identification of targeted viral opportunities of high unmet need where we believe our nitric oxide releasing technology could provide clinical benefit to patients, we developed SB207, a new anti-viral product candidate for the treatment of external genital warts. The SB207 product candidate incorporates our existing drug substance, berdazimer sodium (NVN1000), including the nitric oxide release profile of SB206, in a new formulation specifically tailored for external genital warts. Following the FDA’s December 2019 feedback from a pre-IND meeting request with the FDA, we have determined that further advancement of SB207 is subject to further evaluation of clinical plans and developmental timelines, as well as obtaining additional financing or strategic partnering.
Men’s and Women’s Health
On October 25, 2018, we announced a foundational collaboration with Health Decisions Inc., or Health Decisions, which is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. We have progressed our knowledge on the potential to utilize nitric oxide-based products in the field of women’s health, with an emphasis on oncovirus applications and our initial focus centering on persistent high-risk HPV. Central to our effort has been an ongoing, multi-year research collaboration with the University of Alabama-Birmingham studying the effects of nitric oxide-releasing compounds on HPV infections. Published clinical research on high-risk HPV infections has demonstrated a link to the development of malignant lesions and neoplasia, including female cancers in the cervix, vagina, vulva, anus and oral cavity. This foundational science advancement pairs with our previously announced Phase 2 data for the treatment of external genital warts, where SB206 12% demonstrated statistically significant clearance of baseline warts and was generally well-tolerated, provide a specific late stage clinical asset that targets HPV. We believe that our clinical collaboration with Health Decisions and our ongoing academic research collaboration with the University of Alabama-Birmingham provides us with a differentiated opportunity for advancement in the area of women’s health.
To date, we have received approximately $2.3 million in federal grants to support our work that targets HPV. In August 2019, we received a Phase 1 federal grant of approximately $0.2 million from the National Institutes of Health, or the NIH, to be used to advance formulation development of a nitric oxide-containing intravaginal gel (WH602) designed to treat high-risk HPV infections that can lead to CIN. The specific focus is to ensure the nitric oxide delivery from the gel replicates doses of nitric oxide previously demonstrated to be effective against HPV in our clinical and in vitro studies.
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
In September 2019, we received a federal grant from the United States Department of Defense’s, or the DoD, Congressionally Directed Medical Research Programs, or CDMRP, of approximately $1.1 million as part of its Peer Reviewed Cancer Research Program. The grant will support the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant will support the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. This targeted research aims to create a disease-altering treatment that could be used upon detection and the early signs of high-risk HPV infection to intervene before progression to cervical cancer.

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
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We consider our primary potential competition to be a broad base of existing providers and drug developers of therapeutics in the field of dermatology, specifically related to treatments for molluscum and acne vulgaris, but also including genital warts, onychomycosis, tinea pedis, and inflammatory skin diseases. Additional providers and drug developers will become primary potential competition as we expand our platform to include infectious diseases, companion animal health, men’s and women’s health and gastroenterological therapeutic areas. Product competition includes pharmaceutical generics, branded generics, pharmaceutical brands, biologics as well as over-the-counter, or OTC, products. We expect continued future competition across research and drug development in various different fields of innovation; capital and resource allocation to many of these areas appears to be continuous and of a global nature. In addition, there are certain instances where competition extends into the medical procedure and the medical device spectrums of human health care. Any product candidates that we successfully develop and commercialize will compete with these existing therapies as well as new therapies that may become available in the future. Our success will be based in part on our ability to identify, develop and manage a portfolio of product candidates that are safer and more effective than competing products and therapies.
Intellectual Property
Our success depends in large part upon our ability to obtain and maintain proprietary protection for our product candidates and technologies and to operate without infringing the proprietary rights of others. We seek to avoid the latter by monitoring patents and publications that may affect our business, and to the extent we identify such developments, evaluating and taking appropriate courses of action. With respect to the former, our policy is to protect our proprietary position by, among other methods, filing for patent applications on inventions that are important to the development and conduct of our business with the United States Patent and Trademark Office, or USPTO, and its foreign counterparts. We also use other forms of protection, such as trademark, copyright and trade secret protection, to protect our intellectual property, particularly where we do not believe patent protection is appropriate or obtainable.
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
Nitricil Technology
We exclusively license from the University of North Carolina at Chapel Hill, or UNC, issued patents and pending applications directed to our library of Nitricil compounds, including patents issued in the United States, Canada, Japan and Australia with claims intended to cover NVN1000, the NCE for our current clinical-stage product candidates. Additionally, one such issued patent in the United States has claims specifically directed to the composition of matter of NVN1000. These patents and pending applications, if issued, are projected to expire in 2026 without taking into account any patent term extensions that may be available to us. Additionally, NVN1000 has been classified as an NCE, and patent term extensions may be available to extend the life of a United States patent that covers NVN1000 beyond 2026. We also own patents issued in the United States, China, Germany, Spain, France, Great Britain, Ireland, Italy and Switzerland directed to methods of manufacturing Nitricil compounds. These patents are projected to expire in 2032.
Formulation Science and Therapeutic Uses
We own patents issued in the United States, Australia, Germany, Spain, France, Great Britain, Ireland, Italy, China, Mexico, South Korea, Brazil, Canada, and Japan directed to methods of reducing sebum production using nitric oxide-releasing macromolecules, including, in certain embodiments, through the use of Nitricil compounds. We also own issued patents in the United States, Australia, Germany, Spain, Great Britain, Italy, Finland, France, and Japan and pending applications filed in the United States, Brazil, Canada, China, Europe and Japan directed to the alcohol gel component of SB204 and SB206 and/or the SB204 and SB206 two-component formulations. We own patents issued in the United States, Australia, Germany, Spain, France, Italy, Great Britain, and Japan and are pursuing patent applications in the United States, Brazil, Canada, China, Europe and South Korea directed to the use of nitric oxide-releasing compounds, including, in certain embodiments, Nitricil compounds, for the treatment of viral skin infections.
Altogether, our issued United States and foreign patents and pending United States and foreign patent applications, if issued, relating to one or more of our clinical-stage product candidates are projected to expire between 2026 and 2037, without taking into account any patent term extensions that may be available to us and assuming that prosecution is pursued to issuance with no shortening of term.
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
Trademarks
Novan® is a registered trademark of our company in the United States. In addition, we have a pending trademark application in the United States for Nitricil.

Research and Development Arrangements
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement with Reedy Creek Investments LLC, or Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, for us to use primarily to pursue the development, regulatory approval and potential commercialization activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne.
On May 4, 2019, we entered into a development funding and royalties agreement, or the Funding Agreement, with Ligand Pharmaceuticals Incorporated, or Ligand, pursuant to which Ligand provided us funding of $12.0 million, which we used to pursue the development and regulatory approval of SB206, for the treatment of molluscum.
Please see “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding these research and development arrangements, including our obligations under these agreements.
Collaboration and Licensing Agreements
Amended Sato License Agreement
In 2017, we entered into a license agreement, and a related first amendment, with Sato, or collectively, the Sato Agreement, whereby we licensed rights to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. In October 2018, we entered into a second amendment to the Sato Agreement, or the Sato Amendment, and collectively, with the Sato Agreement, the Amended Sato Agreement. The Sato Amendment expands the Amended Sato Agreement to include SB206, our product candidate for the treatment of viral skin infections, including molluscum. Pursuant to the Amended Sato Agreement, we granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of our intellectual property rights, with the right to sublicense with our prior written consent, to develop, use and sell products in Japan that incorporate SB206 or SB204 in certain topical dosage forms for the treatment of viral skin infections or acne vulgaris, respectively, and to make the finished form of such products. We, or our designated contract manufacturer will also supply finished product to Sato for use in development of SB204 or SB206 in the licensed territory. The rights granted to Sato do not include the right to manufacture the API of SB206 or SB204; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which we or a third-party contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory.
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
In April 2020, Sato informed us of its intention to progress the SB206 development program in Japan with a Phase 1 clinical trial given the observed treatment benefit and favorable safety profile in the B-SIMPLE program. In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s current estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, the Company has concluded that a prospective delay in Sato’s overall SB206 development plan has occurred. The Company estimates the program timeline to be extended by 1.75 years from its previous estimate, and a corresponding extension of the performance period to 9.25 years, currently estimated to be completed in the second quarter of 2026.
For additional information about the Amended Sato Agreement, please refer to the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
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
Unless earlier terminated by us at our election, or if we materially breach the agreement or become bankrupt, the consolidated license agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country, and upon such expiration, we receive a perpetual, unrestricted, fully-paid and royalty free right to develop and commercialize such licensed product in such country. As of December 31, 2020, the last to expire issued patent licensed to us under the consolidated license agreement is projected to expire in 2033. UNC may terminate the agreement or render the license granted thereunder non-exclusive for our material breach of the agreement that remains uncured after 90 days of receipt of written notice thereof from UNC and may also terminate the agreement or render the license granted thereunder non-exclusive upon providing written notice for our bankruptcy or insolvency-related events within 30 days of the occurrence of such events. We may terminate the agreement at any time for convenience upon providing written notice of not less than 30 days to UNC.
Separation Transaction and Licensing Arrangements with KNOW Bio, including Amendments
2015 Separation Transaction and Licensing Arrangements
In connection with the December 2015 separation of our non-dermatology assets to KNOW Bio, we granted to KNOW Bio, through two separate agreements, exclusive licenses, with the right to sublicense, to certain United States and foreign patents and patent applications controlled by us as of the execution date of the agreement, and, under one of the agreements, patents and patent applications which became controlled by us during the three years immediately following the execution date of such agreement, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics.
Under the exclusive licenses, the following rights were retained by Novan or conveyed to KNOW Bio:
•Novan retained exclusive development and commercialization rights in all fields for any products containing certain specified particles, referred to as the Novan Particles, including those in our NVN1000 API and in other NCEs we are developing for the GI therapeutic area.
•Novan retained exclusive rights to develop and commercialize products utilizing the licensed technology in the Retained Dermatology Field, which is defined as the diagnosis, treatment, prevention, and palliation of diseases, conditions, or disorders of the skin, nails, hair or scalp in humans or animals, and all cosmetic uses for the skin, nails, hair or scalp, other than (i) for wound care through formulations of therapeutic product specifically designed to treat chronic wounds, thermal burns, radiation injury, accidental injury, surgical sites or scars, and (ii) therapeutic uses for treating cancer, excluding basal cell carcinoma, squamous cell carcinoma, precancerous conditions of the skin, actinic keratosis, actinic cheilitis, cutaneous horn, Bowen disease, radiation dermatosis, and dysplastic nevi. The Retained Dermatology Field was amended in 2017 as described in the section entitled “2017 Amendments to KNOW Bio Licensing Arrangements” in this Annual Report.
•KNOW Bio received exclusive rights to develop and commercialize products utilizing the licensed technology, excluding products containing the Novan Particles, in the KNOW Bio Field, which is defined as all fields of use except for the Retained Dermatology Field. The KNOW Bio Field was amended in 2017 as described in the section entitled “2017 Amendments to KNOW Bio Licensing Arrangements” in this Annual Report.

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
Additionally, we granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to us from UNC and another third party directed towards nitric oxide-releasing compositions, including certain Nitricil compounds, to develop and commercialize products utilizing the licensed technology in the KNOW Bio Field. Under the exclusive sublicense to the UNC patents and applications, KNOW Bio is subject to the terms and conditions under the consolidated license agreement with UNC, including diligence obligations and milestone payment obligations.
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
2017 Amendments to KNOW Bio Licensing Arrangements
In October 2017, we entered into certain amendments, or the KNOW Bio Amendments, to the original license and sublicense agreements described above between us and KNOW Bio, or the Original KNOW Bio Agreements. Pursuant to the terms of the KNOW Bio Amendments, we re-acquired from KNOW Bio exclusive, worldwide rights under certain United States and foreign patents and patent applications controlled by us as of the execution date of the Original KNOW Bio Agreements, and patents and patent applications which became controlled by us during the three years immediately following the execution date of the Original KNOW Bio Agreements, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses, or the Oncovirus Field. KNOW Bio also granted to us an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three years immediately following the execution date of the Original KNOW Bio Agreements and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, to develop and commercialize products for use in the Oncovirus Field. Additionally, KNOW Bio agreed that KNOW Bio would not commercialize any products in the Oncovirus Field during the first three years following the execution date of the Original KNOW Bio Agreements. The three-year period in which new patents and patent applications controlled by KNOW Bio are added to the exclusive license and the three-year term of the commercialization non-compete both expired on December 29, 2018.
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
United States Government Regulation
In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable United States requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending NDAs, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties.
The process required by the FDA before a drug may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s Good Laboratory Practice, or GLP, regulations;
•submission to the FDA of an IND which must become effective before human clinical trials may begin;
•approval by an independent Institutional Review Board, or IRB, at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;
•submission to the FDA of an NDA after completion of all pivotal clinical trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and
•FDA review and approval of the NDA to permit marketing of the product for particular indications for uses in the United States.
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
Human clinical trials are typically conducted in three or four sequential phases, which may overlap or be combined:
•Phase 1 clinical trial: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•Phase 2 clinical trial: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3 clinical trials: The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
•Phase 4 clinical trials: In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. In some cases, these Phase 4 studies are made a condition of approval of the NDA.
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
Moreover, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs designated as breakthrough therapies are also eligible for accelerated approval. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.
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
Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•fines, warning letters or holds on post-approval clinical trials;

•refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
•product seizure or detention, or refusal to permit the import or export of products; or
•injunctions or the imposition of civil or criminal penalties.
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
Other Health Care Laws
In addition to FDA restrictions on marketing of pharmaceutical products, other United States federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, false claims, physician payment and drug pricing transparency laws.
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
The federal False Claims Act prohibits any person or entity from, among other things, knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government or knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or from knowingly making a false statement to avoid, decrease or conceal an obligation. A claim includes “any request or demand” for money or property presented to the United States government. Violation of the federal Anti-Kickback Statute may also constitute a false or fraudulent claim for purposes of the federal civil False Claims Act. Actions under the civil False Claims Act may be brought by the Attorney General or as a “qui tam” action by a private individual in the name of the government. Violations of the civil False Claims Act can result in very significant monetary penalties and treble damages. In addition, the civil monetary penalties statute imposes penalties against any person who is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent. Many states also have similar fraud and abuse statutes or regulations that apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor. Given the significant size of actual and potential settlements, it is expected that the government authorities will continue to devote substantial resources to investigating healthcare providers’ and manufacturers’ compliance with applicable fraud and abuse laws.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. Under the federal Physician Payments Sunshine Act, certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of pricing information and marketing expenditure as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
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
In addition, the United States government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of drugs, in addition to questioning safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after FDA approval or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit.
Healthcare Reform
A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, the ACA, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; and created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Acts was enacted, which, among other things, removes penalties for not complying with the individual mandate to carry health insurance. On December 14, 2018, a United States District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and, therefore, because it was repealed as part of the Tax Cuts and Jobs Acts, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the United States Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing the case, although it is unclear how or when the Supreme Court will rule. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies.
We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.
Data Privacy and Security
Pharmaceutical companies may be subject to United States federal and state and foreign health information privacy, security and data breach notification laws, which may govern the collection, use, disclosure and protection of health-related and other personal information. In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same requirements, thus complicating compliance efforts. By way of example, the California Consumer Privacy Act, or the CCPA, which went into effect January 1, 2020, among other things, creates new data privacy obligations for covered companies and provides new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also creates a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. Although the law includes limited exceptions, including for “protected health information” maintained by a covered entity or business associate, it may regulate or impact our processing of personal information depending on the context. Further, the California Privacy Rights Act, or the CPRA, was recently voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on covered companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which would likely result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for companies subject to the CPRA will go into effect on January 1, 2023.
In Europe, the European Union General Data Protection Regulation 2016/679, or the GDPR, went into effect in May 2018 and introduces strict requirements for processing the personal data of data subjects within the European Economic Area, or the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union, or the EU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Additionally, from January 1, 2021, we have to comply with the GDPR and also the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom national law. The UK General Data Protection Regulation mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and UK Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes will lead to additional costs and increase our overall risk exposure.
Manufacturing and Supplies
We have adopted a strategy of engaging with third parties through partnerships, collaborations, licensing or other strategic relationships that includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property and (ii) can leverage their existing robust infrastructure, systems and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective has been to reduce our own internal resources connected with our former large-scale manufacturing facility and our infrastructure capabilities that historically performed such activities, processes and services.
We currently rely on third-party suppliers to provide the raw materials that are used by us or our third-party manufacturers in the manufacture of our product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, that we use to manufacture our product candidates.
Drug Substance
In June 2019, we established an operating and business relationship with a third-party full-scale API manufacturer, with the goal being for this third-party API manufacturer to become the primary external supplier of our proprietary berdazimer sodium (NVN1000) drug substance. We executed a master contract manufacturing agreement, which included the process and analytical method transfer necessary to advance the production of our drug substance for future clinical trials and potentially for commercial purposes on a global basis if any of our product candidates are approved.
Based on the results of the B-SIMPLE1 and B-SIMPLE2 clinical trials in January 2020, during the first quarter of 2020, at our request, this third-party API manufacturer reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization at that time. We resumed technical transfer efforts with this API manufacturer in April 2020.
Through January 2021, we remained engaged in technical transfer efforts with this third-party API manufacturer. However, in February 2021, based on progress to date, including timing considerations relating to anticipated top-line results for the SB206 B-SIMPLE4 trial, we terminated our existing work orders related to technical transfer activities with this third-party API manufacturer. While the master services agreement remains in place with this third-party API manufacturer for potential longer term needs, we are in active discussions with other third-party full-scale API manufacturers with the goal of identifying and designating a partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance. Upon completion of the required technology transfer, we intend for this new third-party API manufacturer to be able to manufacture berdazimer sodium in compliance with established manufacturing processes, applicable regulatory guidelines and as appropriate for potential large-scale commercial quantities.
Internal Capability
We manufactured the API necessary for our B-SIMPLE4 trial for SB206 using the internal manufacturing capabilities at our former facility, and we believe we have sufficient quantities to complete our B-SIMPLE4 trial. In addition, we currently have an inventory of API that we believe will allow us to continue certain preclinical and/or developmental activities.

With B-SIMPLE4 top-line efficacy results targeted before the end of the second quarter of 2021, depending on the results of the trial, we are targeting a potential NDA filing of SB206 for molluscum no later than the third quarter of 2022. Therefore, in order to provide optionality with regard to manufacturing the API necessary to enable the SB206 NDA submission, we are preparing our new facility to have the infrastructure necessary to support various cGMP activities, in addition to engaging with potential third-party full-scale API manufacturers as described above. We are in the process of building out our new facility to support various cGMP activities, including research and development and small-scale manufacturing capabilities for API and drug product. The anticipated additional capabilities include the infrastructure necessary to support small-scale drug substance registration batch manufacturing, the ability to act as a supportive, or potentially primary, component of, or as a back up to, elements of a potential future commercial supply chain, and the ability to produce limited quantities of clinical trial materials. We believe the new facility, once constructed, will have the capability to potentially support the SB206 NDA submission and potential commercial launch quantities of API for SB206. The results of the SB206 B-SIMPLE4 trial and the timing of our efforts to have a third-party full-scale API manufacturer ready for production are expected to inform our future decisions on utilization of the capabilities of our new facility.
We expect to continue to work toward completion of technical transfer activities with a third-party full-scale API manufacturer to provide the API needed for commercial supply of drug substance, if any of our product candidates are approved, and potentially preparing the necessary regulatory registration batches of API for the NDA filing of SB206 for molluscum. We believe this strategy of increasing utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services can ultimately provide enhanced capabilities and operating efficiencies for us or any of our potential partnerships, collaborations, licensing or other strategic relationships. At the same time, we are attempting to balance the need to have internal capabilities to allow flexibility for the progression of our product development programs.
Drug Product
On October 15, 2018, we established a strategic alliance with Orion Corporation, or Orion, a Finnish full-scale pharmaceutical company with broad experience in drug manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We are engaged in the transfer of technology for the manufacture of both SB204 and SB206, and upon completion, we intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines and as appropriate for clinical trials. A completed manufacturing technology transfer to Orion will enable the manufacture of multiple assets for supply of clinical trial materials and, potentially, commercial quantities if any of our product candidates are approved. Importantly, this alliance is being structured to support major global markets in which we and our partners pursue regulatory approvals for our product candidates.
Based on the results of the B-SIMPLE1 and B-SIMPLE2 clinical trials in January 2020, during the first quarter of 2020, at our request, Orion reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization at that time. We resumed technical transfer efforts with Orion during the third quarter of 2020. We will continue to work toward completion of technical transfer activities to provide commercial supply of drug product, if any of our product candidates are approved and potentially preparing the necessary regulatory registration batches of drug product for the NDA filing of SB206 for molluscum.
As we move forward with these initiatives, we will need significant additional funding to continue our operating activities, including these technical transfer projects, potential utilization and development of internal capabilities and cost structure changes, and to make further advancements in our product development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources” in this Annual Report.
Single Business Segment
We manage our operations and allocate resources as one reporting segment. For additional information, please refer to the notes to the accompanying consolidated financial statements included in this Annual Report.

Human Capital
Employees
As part of our strategic objective to reduce our own internal resources and large-scale manufacturing capabilities, in February 2020 we took actions that reduced our internal resources, including personnel headcount. As a part of this action, we reduced personnel headcount from a total of 41 full-time employees as of December 31, 2019 to a total of 23 full-time employees as of December 31, 2020. Of our 23 full-time employees as of December 31, 2020, 9 were dedicated to our Nitricil technology and formulation science research, development and manufacturing capability, 7 were in clinical operations and 7 were in general and administrative functions. We also utilize consultants and contractors to support our operating activities and our employees.
Recruiting and retaining qualified personnel and key talent is critical to our success. Our business results depend in part on our ability to successfully manage our human capital resources. Factors that may affect our ability to attract and retain qualified employees include employee morale, competition from other employers and availability of qualified individuals. None of our employees are subject to a collective bargaining agreement or represented by a labor or trade union. We believe we have a good relationship with our employees.
Compensation and Benefits
We strive to provide robust compensation and benefits to our employees. In addition to salaries, compensation and benefit programs include annual bonuses, stock-based compensation awards, a long-term performance based compensation plan, a 401(k) plan with employee matching opportunities, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and other employee assistance programs. Our ability to attract and retain key personnel who are necessary to the operation of the business and the development of our product candidates is critical to our success.
COVID-19 Pandemic
The health and wellness of our employees is also critical to our success. In an effort to keep our employees safe during the COVID-19 pandemic, we have implemented a number of new health-related measures including, protocols governing the use of face-masks while on company property, temperature taking protocols, a flexible work-from-home policy, cleaning procedures at our corporate headquarters, social-distancing protocols, restrictions on visitors to our facility, and limitations on in-person meetings and other gatherings.
Other Information
We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 4105 Hopson Road Morrisville, NC 27560, and our telephone number is 919-485-8080.
We maintain an internet website at www.novan.com and make available free of charge through our website our Annual Report, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make these reports available through our website as soon as reasonably practicable after we electronically file such reports with, or furnish such reports to, the Securities and Exchange Commission, or the SEC. Additionally, the SEC maintains an internet website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The information contained on, or that can be accessible through, our website is not incorporated by reference into, and should not be considered to be a part of, this Annual Report.

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
Risks Related to Our Current Financial Position and Need for Additional Capital
We have incurred net losses since our inception and anticipate that we will continue to incur net losses for the foreseeable future. We will need significant additional funding to continue our business operations and for the advancement of our product development programs. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our commercialization efforts.
We are a clinical development-stage biotechnology company with a limited operating history. Investment in biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a drug on a commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since inception. For the years ended December 31, 2020, and 2019, we reported a net loss of $29.3 million and $30.4 million, respectively. As of December 31, 2020, and 2019, we had an accumulated deficit of $249.3 million, and $220.0 million, respectively, and there is substantial doubt about our ability to continue as a going concern.
We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenues, if any. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Additional financing may not be available to us on acceptable terms, or at all. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital.
Raising additional capital, including through the issuance of shares of our common stock to Aspire Capital pursuant to the July 2020 Aspire CSPA, may cause significant dilution to our existing stockholders, reduce the trading price of our common stock, require us to seek stockholder approval to increase the number of shares authorized under our certificate of incorporation and/or authorize us to issue additional shares of common stock (which approval(s) may not be obtained), restrict our operations or require us to relinquish rights to our technologies or product candidates.
Until such time, if ever, as we can generate substantial product revenues, our ability to continue to operate our business, including our ability to advance our development programs, is dependent upon our ability to access additional capital through non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships, and/or through the issuance of debt or equity securities (including any common stock issued to Aspire Capital pursuant to the July 2020 Aspire CSPA).
As of December 31, 2020 we had 145,700,091 shares of common stock outstanding. In addition, as of December 31, 2020, we had reserved 16,903,031 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock, (ii) outstanding stock options and stock appreciation rights, and (iii) future issuance under the 2016 Plan (as defined below). As of December 31, 2019, we had 26,734,800 shares of our common stock outstanding, with an additional 13,177,766 reserved for future issuance. Our common stock consists of 200,000,000 authorized shares as of December 31, 2020 and 2019. Under our certificate of incorporation, increasing the number of shares authorized under our certificate of incorporation would require the approval of our stockholders, and there can be no assurance that our stockholders would provide such approval, as additional issuances pursuant to such authorization would result in additional dilution to existing stockholders. Without such approval, or without implementing a reverse stock split that would reduce the number of outstanding shares of our common stock and thereby increase the shares available for issuance, we may not have the ability to raise additional capital as needed to support development, regulatory approval and potential commercialization of our product candidates.
We have outstanding and exercisable warrants and options that if exercised may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock. As of December 31, 2020, we have warrants to purchase approximately 13.8 million shares of common stock outstanding and exercisable with a weighted average exercise price of $3.48 per share. In addition, we had outstanding and exercisable options to purchase approximately 1.8 million shares of common stock as of December 31, 2020 with a weighted average exercise price of $3.26 per share.
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
We have entered into and rely on, and may enter into and rely on other, strategic relationships for the further development and commercialization of our product candidates, and if we are unable to enter into such relationships on favorable terms or at all, or if such relationships are unsuccessful, if disputes arise between us and our strategic partners or if we fail to trigger contingent payments under such strategic relationships, we may be unable to realize the potential economic benefit of those product candidates.
We have entered into and rely on, and may enter into and rely on other, strategic relationships for the further development and commercialization of our product candidates. For example, in 2019 we entered into the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand, and we are currently exploring and intend to advance certain clinical-stage dermatological product candidates through partnerships, collaborations or other strategic relationships. We intend to continue to enter into strategic partnerships with third parties to develop and commercialize our product candidates, but there can be no assurance that we will be able to establish such collaborations on favorable terms, if at all, or that our current or future collaborative arrangements will be successful. If we are unable to reach successful agreements with suitable collaborators for our product candidates, we would face significant incremental costs, we may be required to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize them or we might fail to commercialize products or programs for which a suitable collaborator cannot be found. Our current and future collaboration partners may not dedicate sufficient resources to the development and commercialization of our product candidates or may otherwise fail in their development and commercialization due to factors beyond our control. If we fail to achieve successful collaborations, we may incur additional product development and commercialization expenses and our operating results and financial condition will be materially and adversely affected. If we breach or fail to comply with any provision of a collaboration agreement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Some of our collaboration agreements are complex and involve sharing of certain data, know-how and intellectual property rights amongst the parties. Additionally, these potential collaborators may not accept the transfer of critical methods and processes in order for development and commercialization work for our product candidates to take place. Our collaborators could interpret certain provisions differently than we do, which could lead to unexpected or inadvertent disputes with our collaborators. Any one of our collaborators could breach obligations, covenants or restrictions in our agreements, leading us into disputes and potential breaches of our agreements with other collaborators, which could have direct or indirect financial implications. If a strategic relationship terminates or is otherwise unsuccessful, we may need to identify and establish an alternative arrangement. This may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, it may be necessary for us to cease the development of the applicable product candidate or candidates, or conduct the remaining clinical development or commercialization on our own and with our own funds.
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
We have announced that we are in the process of considering financial and strategic alternatives to deliver value to our stockholders. Such alternatives might include, among other things, out-licensing some or all of our product candidates, the sale of some or all of our assets, such as a sale of our dermatology platform assets, or a sale of our company, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. We may pursue such alternatives at the same time as we seek to secure additional funding. This process could disrupt and create uncertainty concerning our business, regardless of whether we are able to obtain additional funding or complete any strategic alternatives, and poses other risks to our business, including:
•potential uncertainty in the marketplace concerning our ongoing viability as a business;

•the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the pursuit of funding and strategic alternatives;
•impairment of our ability to attract and retain key personnel who are necessary to the operation of the business and the development of its product candidates;
•restrictions on our business operations and ability to explore other strategic alternatives under any definitive agreement we may enter into as a result of this process; and
•potential future stockholder litigation relating to the strategic process that could prevent or delay the strategic process, and the related costs of such litigation.
If any of the foregoing risks were realized, our business, financial condition, and results of operations could be adversely affected.
The ongoing COVID-19 pandemic has had an impact on our business operations and clinical trials and could continue, directly or indirectly, to adversely affect our business, results of operations and financial condition and our stock price.
The COVID-19 pandemic has had an impact on our business operations and we continue to monitor applicable government recommendations. We have made modifications to our normal operations because of the COVID-19 pandemic, including allowing certain of our employees to work remotely and conducting our laboratory operations at reduced capacity. Notwithstanding these measures, the COVID-19 pandemic could affect the health and availability of our workforce as well as those of the third parties whom we expect have taken or will take similar measures. In addition, we have experienced and expect to continue to experience disruptions to our business operations resulting from shelter-in-place policies and other restrictions on the ability of our employees to perform their jobs.
The extent and severity of the impact on our business and clinical trials will be determined largely by the extent of delays in the conduct and recruitment of current and future clinical trials and potentially higher rates of drop-out of subjects from ongoing studies, delays in site entry of study data into the data base, delays in monitoring of study data because of restricted physical access to study sites, delays in site responses to queries, delays in data-base lock, delays in data analyses, delays in time to top-line data, and delays in completing study reports. For example, as discussed below, the COVID-19 pandemic has and may continue to have an impact on the execution of our B-SIMPLE4 study for SB206.
In addition, the impact of the COVID-19 pandemic on the operations of the FDA and other health authorities may delay potential approvals of our clinical trial protocols.
Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations and employees, our contract manufacturers, our clinical research contractors, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from this disease, and the broad impact of the pandemic on all business activities and financial markets, may materially and adversely affect our business, results of operations and financial condition and our stock price.
The way in which we utilize our late-stage clinical dermatology product candidates to secure needed operating capital may significantly impact our business strategy, future operations and financial position.
We may engage in one or more potential transactions that could result in the licensing, sale or divestiture of some or all of our clinical-stage dermatology product candidates and related proprietary technologies. In certain potential scenarios, the counterparty(ies) to such a transaction may assume responsibility for the planning, execution, or oversight of the clinical development and regulatory requirements for the associated product candidates and/or the ultimate commercialization of the product candidates. If we decide to engage in such a transaction and, as a result, no longer have significant involvement or responsibility for late-stage clinical development activities or commercialization, we would adjust our business strategy, operating plans, resources and capabilities accordingly. Alternatively, we may pursue a transaction in which the counter-party agrees to finance the continued development of one or more product candidates in exchange for future milestone or royalty payments. Absent any such transaction and resulting change in strategic direction, we anticipate continuing to progress our late-stage dermatology product candidates through our existing business model to the extent funding is available. We cannot provide any commitment as to the timing of any such transaction or change in strategy we may adopt. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different from those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our existing business strategy.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.
As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with a public offering of common stock and accompanying warrants completed on January 9, 2018, or the January 2018 Offering. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital, accumulated deficit and related financial disclosures for certain periods in 2019 and 2018. Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.
The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020, contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources in the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern without additional financing. As a result, our independent registered public accounting firm included explanatory paragraphs in its report on our 2020 consolidated financial statements, with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing.
If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and our ability to raise additional capital.
Although our common stock is currently listed on the Nasdaq Capital Market, an active trading market for our shares may not be sustained. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market, including, among other things, a minimum bid price of $1.00 per share. On February 19, 2020, we received notice from the staff of the Listing Qualifications Department, or the Staff, of The Nasdaq Stock Market LLC, or Nasdaq, notifying us that for the previous 30 consecutive business days, the minimum bid price of our common stock had not exceeded $1.00 per share, or the Minimum Bid Price Requirement. We were provided a period of 180 calendar days, which was tolled until November 2, 2020, to regain compliance with the Minimum Bid Price Requirement. In response, we filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. As a result of receiving approval of that application from the Listing Qualifications Department of Nasdaq, we were provided an additional 180 calendar days, or until May 3, 2021, to regain compliance with the Minimum Bid Price Requirement. On January 29, 2021, we received written notice from Nasdaq notifying us that over the previous ten consecutive business days, the closing bid price for the Company’s common stock had closed at $1.00 per share or greater. Accordingly, Nasdaq confirmed that we had regained compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to remain in compliance and thus could be subject to delisting from Nasdaq in the future.
If our common stock is delisted and there is no longer an active trading market for our shares, it may, among other things:
•cause you difficulty in selling your shares without depressing the market price for the shares or sell your shares at all;
•substantially impair our ability to raise additional funds;
•result in a loss of institutional investor interest and fewer financing opportunities for us; and/or
•result in potential breaches of representations or covenants of agreements pursuant to which we made representations or covenants relating to our compliance with applicable listing requirements. Claims related to any such breaches, with or without merit, could result in costly litigation, significant liabilities and diversion of our management’s time and attention and could have a material adverse effect on our financial condition, business and results of operations.

A delisting would also reduce the value of our equity compensation plans, which could negatively impact our ability to retain key employees.
Risks Related to the Development and Regulatory Approval of our Current and Future Product Candidates
We specialize solely in developing nitric oxide-based therapeutics to treat a range of diseases with significant unmet needs, and if we do not successfully achieve regulatory approval for any of our product candidates or successfully commercialize them, all of which is a lengthy and expensive process with uncertain timelines and outcomes, we may not be able to continue as a business.
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
On January 2, 2020, we announced top-line results from the Phase 3 B-SIMPLE program with SB206 for the treatment of molluscum contagiosum. Statistical significance was not achieved for the primary endpoint in either B-SIMPLE1 or B-SIMPLE2, however multiple sensitivity analyses, including post-hoc assessments, were consistent across both studies and we believe support a potential path forward for further development of the asset. After a Type C meeting with the FDA in April 2020, we have initiated our B-SIMPLE4 trial for SB206, however, we cannot assure you that B-SIMPLE4 or any additional clinical trials we may conduct for the SB206 Phase 3 program or any of our other product candidates will achieve results that are sufficient to support an NDA submission for the applicable product candidates or regulatory approval of the product. We also cannot assure you that we will be able to obtain financing sufficient to advance development of one or more of our product candidates. In addition, our ongoing or future preclinical studies may not prove successful in demonstrating proof-of concept, or may show adverse toxicological findings, and even, if successful, may not necessarily predict that subsequent clinical trials will show the requisite safety and efficacy of our product candidates. Moreover, all of our clinical development efforts to date have focused on the development of nitric oxide-based topical therapies. There can be no assurance that the intended or anticipated results from the use of nitric oxide-based therapies will be reaped, and that we, or our existing or potential future commercial partners, will successfully bring our product candidates to market. Because all of our current product candidates are based on nitric oxide and our Nitricil technology, the failure of our Nitricil technology to be safe or efficacious generally will have adverse implications for our entire product candidate pipeline. If, for any reason, our intended use of nitric oxide does not materialize, we may not be able to redeploy our resources to alternative components or raw materials, efficiently or at all.
Delay or termination of planned clinical trials for our product candidates, including as a result of disruptions caused by the COVID-19 pandemic, would result in unplanned expenses and significantly adversely impact our remaining developmental activities and potential commercial prospects with respect to, and ability to generate revenues from, such product candidates.
We may experience delays in completing ongoing trials and initiating planned trials and we cannot be certain whether these trials or any other future clinical trials for our product candidates will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:
•the FDA disagreeing as to the design or implementation of our clinical trials;
•reaching agreement on acceptable terms with prospective CROs, clinical trial sites and prospective strategic partners, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs, trial sites and partners;
•obtaining institutional review board, or IRB, approval at each site;
•adverse events occurring in clinical studies of our product candidates;
•recruiting suitable patients to participate in a trial;

•having patients complete a trial or return for post-treatment follow-up;
•clinical sites deviating from trial protocol;
•how we address patient safety concerns that arise during the course of a trial;
•adding a sufficient number of clinical trial sites;
•manufacturing sufficient quantities of product candidate for use in clinical trials;
•utilizing an adequate container and delivery device for the product candidate; or
•changes to our financial priorities or insufficient capital available to fund clinical trials.
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities for a variety of reasons.
If we encounter difficulties or delays enrolling patients in our clinical trials, our clinical development activities would be delayed or otherwise adversely affected.
The timely completion of clinical trials in accordance with their protocols depends on, among other things, the ability to enroll a sufficient number of patients who remain in the trial until its conclusion. The enrollment of patients depends on many factors, including:
•the patient eligibility criteria defined in the protocol;
•the size of the patient population required for analysis of the trial’s primary endpoints;
•the proximity of patients to trial sites;
•the design of the trial;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating;
•our ability to obtain patient consents; and
•the risk that patients enrolled in clinical trials will drop out of the trials before completion.
In particular, the COVID-19 pandemic impacted the timing and execution of trial initiation of our B-SIMPLE4 Phase 3 trial for SB206, and we are assessing any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206. We may face difficulties and/or delays related to the B-SIMPLE4 Phase 3 trial for SB206 or our other planned preclinical or clinical trials if (i) the prevalence of molluscum contagiosum is reduced as a result of the various measures implemented by authorities to try to contain COVID-19, (ii) the patient populations that are eligible for our planned clinical trials are impacted by the COVID-19 pandemic or (iii) if healthcare resources continue to be prioritized toward the COVID-19 pandemic. Because the greatest incidence of molluscum is in children aged one to 14 years, school and child care center closures or reliance on virtual learning could impact our ability to conduct the B-SIMPLE4 Phase 3 trial for SB206. Moreover, the COVID-19 pandemic may continue to affect the business of the FDA or other health authorities, which could result in delays in our interactions with the FDA related to our planned clinical trials.
In addition, our clinical trials may compete for the recruitment of patients with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition may reduce the number and types of patients available to us, to the extent patients who might have opted to enroll in our trials instead opt to enroll in a trial being conducted by one of our competitors.
If we experience delays in enrollment for or the completion, or termination, of our ongoing and any future clinical trials for our product candidates, we may experience increased costs, have difficulty raising capital through non-dilutive or dilutive sources, and have to slow down our product candidate development and regulatory approval process timelines. Further, the commercial prospects of our product candidates may be harmed and our ability to generate product revenues from any of these product candidates could be delayed or not realized at all. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
We may expend our limited resources to pursue one or more product candidates or indications within our product development strategy, which has and may continue to change over time, and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
The regulatory approval processes of the FDA are lengthy, time-consuming and inherently unpredictable and have been and may be disrupted by the COVID 19 pandemic, and if we, or a potential future partner, are ultimately unable to obtain regulatory approval for our product candidates on a timely basis or at all, our business will be substantially harmed.
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
The FDA can delay, limit or deny approval of our product candidates or require us to conduct additional preclinical or clinical testing or abandon a program for many reasons, including:
•the FDA’s disagreement with the design or implementation of our clinical trials;
•unfavorable or ambiguous results from our clinical trials;
•results that may not meet the level of statistical significance required by the FDA for approval;
•serious and unexpected drug-related adverse events experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•our inability to demonstrate to the satisfaction of the FDA that our product candidates are safe and effective for the proposed indication;
•the FDA’s disagreement with the interpretation of data from preclinical studies or clinical trials;

•our inability to demonstrate that the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•the FDA’s requirement for additional preclinical studies or clinical trials;
•the FDA’s disagreement regarding the formulation, container, dosing delivery device, labeling or the specifications of our product candidates;
•the FDA’s failure to approve the manufacturing processes or facilities of third-party manufacturers with which we contract; or
•the potential for approval policies or regulations of the FDA to significantly change in a manner rendering our clinical data insufficient for approval.
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
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, which could negatively impact our business.
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
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and subsequently, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. This risk exists even if a product is approved for commercial sale by the FDA or an applicable foreign regulatory authority and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our product candidates are designed to affect important bodily functions and processes. Any adverse events, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death. We cannot offer any assurance that we will not face product liability suits in the future, nor can we assure you that our insurance coverage will be sufficient to cover our liability under any such cases. In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our product candidates, among others. If we cannot successfully defend ourselves against product liability claims we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in circumstances that are materially adverse to our business, including:
•withdrawal of clinical trial participants;
•decreased enrollment rates of clinical trial participants;
•termination of clinical trial sites or entire trial programs;
•the inability to commercialize our product candidates;
•decreased demand for our product candidates;
•impairment of our business reputation;
•product recall or withdrawal from the market or labeling, marketing or promotional restrictions;
•substantial costs of any related litigation or similar disputes;
•distraction of management’s attention and other resources from our primary business;
•substantial monetary awards to patients or other claimants against us that may not be covered by insurance; or
•loss of revenue.
We have obtained product liability insurance coverage, with an aggregate limit of $10,000,000, for clinical trials. Large judgments have been awarded in class action or individual lawsuits based on drugs that had unanticipated adverse events. Our insurance coverage may not be sufficient to cover all of our product liability related expenses or losses and may not cover us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive, and, in the future, we may not be able to maintain insurance coverage at a reasonable cost, in sufficient amounts or upon adequate terms to protect us against losses due to product liability. We will need to increase our product liability coverage if any of our product candidates receive regulatory approval, which will be costly, and we may be unable to obtain this increased product liability insurance on commercially reasonable terms, or at all. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could decrease our cash, negatively impact our statement of operations and harm our financial condition.
Risks Related to the Potential Future Commercialization of Our Product Candidates, if such Product Candidates Complete Development and Receive Regulatory Approval
Our product candidates, if approved, will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration.
The pharmaceutical industry and the markets in which our approved product candidates, if any, would compete are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. Numerous companies are engaged in the development, patenting, manufacturing and marketing of healthcare products competitive with those that we are developing. We face competition from a number of sources, such as pharmaceutical companies, generic drug companies, biotechnology companies and academic and research institutions, many of which have greater financial resources, marketing capabilities, sales forces, manufacturing capabilities, research and development capabilities, clinical trial expertise, intellectual property portfolios, experience in obtaining patents and regulatory approvals for product candidates and other resources than we do. Some of the companies that offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. In addition, certain of our product candidates, if approved, may compete with other products, including OTC treatments, for a share of some patients’ discretionary budgets and for physicians’ attention within their clinical practices. To compete successfully in the marketplace, our approved products, if any, will have to demonstrate that the relative cost, safety and efficacy of such products provide an attractive alternative to existing and other new therapies. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates.
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
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent sales and marketing organization.
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
The commercial success of any of our current or future product candidates, if approved, will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. Our product candidates may not be commercially successful. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:
•the clinical indications for which the product is approved and patient demand for approved products that treat those indications;
•the effectiveness of our product as compared to other available therapies;
•the availability of coverage and adequate reimbursement from managed care plans and other healthcare payors for any of our product candidates that may be approved;
•the cost of treatment with our product candidates in relation to alternative treatments and willingness to pay for the product, if approved, on the part of patients;
•acceptance by physicians, major operators of clinics and patients of the product as a safe and effective treatment;
•physician and patient willingness to adopt a new therapy over other available therapies to treat approved indications;

•overcoming any biases physicians or patients may have toward particular therapies for the treatment of approved indications;
•patient satisfaction with the results and administration of our product candidates and overall treatment experience;
•the willingness of patients to pay for certain of our product candidates relative to other discretionary items, especially during economically challenging times;
•the revenue and profitability that our product candidates may offer a physician as compared to alternative therapies;
•the prevalence and severity of adverse events;
•limitations or warnings contained in the FDA-approved labeling for our product candidates;
•any FDA requirement to undertake a REMS;
•the effectiveness of our sales, marketing and distribution efforts;
•adverse publicity about our product candidates or favorable publicity about competitive products; and
•potential product liability claims.
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
Healthcare providers, customers and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we, or a potential future partner, may obtain marketing approval. Future arrangements with third-party payors, healthcare providers and customers and general operations may expose us, or a potential future partner, to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we, or a potential future partner, market, sell and distribute any product candidates for which we, or a potential future partner, obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations may include the following:
•the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation.
•the federal false claims laws, including the civil False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government; in addition, the government may assert that a claim including items and services resulting from a violation of the United States federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
•the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which imposes criminal and civil liability for, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments or other ‘‘transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other healthcare professionals beginning in 2022, and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other ‘‘transfers of value’’ to such physician owners; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or report marketing expenditures and pricing information.
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
If any of our product candidates receives marketing approval, and we or other companies developing other nitric oxide-based therapies, later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw their approval of the product;
•we may be required to recall a product or change the way such product is administered to patients;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•regulatory authorities may require the addition of labeling statements, such as a ‘‘black box’’ warning or a contraindication;
•we may be required to implement a REMS or create a Medication Guide outlining the risks of such adverse events for distribution to patients;
•we could be sued and held liable for harm caused to patients;
•the product may become less competitive; and
•our reputation may suffer.
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
Risks Related to Our Operations and Manufacturing
Delays or disruptions in the qualification of manufacturing facilities and processes or in the manufacture of our (i) APIs, including NVN1000 or any other Nitricil NCEs, or (ii) clinical trial materials or commercial supplies of any approved product candidates, whether by us or any third-party manufacturer with whom we contract, including any delays in the transfer of technology to such manufacturers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs or in our breaching our obligations to others.
We have manufactured the NVN1000 API, one of our Nitricil NCEs, for all of our current clinical stage product candidates internally, and at this stage, we intend to pursue a dual strategy of identifying and designating a partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance to support short-term and long-term manufacturing needs, while developing internal capabilities to provide optionality and support certain small-scale and short-term manufacturing needs, including potential manufacture of registration batches to support an SB206 NDA submission and initial commercialization inventory. Any delays or disruptions in our third-party manufacturers performing and completing the required technology transfer of the manufacturing processes and analytical methods for API development and commercial manufacturing under cGMP guidelines and regulations, or our inability to develop such capabilities internally, could impact the development and commercialization timelines of our product candidates, as well as increase costs. Further, if we do not appropriately coordinate with, project manage, or provide adequate internal expertise, resources and documentation to a third-party API manufacturer, we may not be successful, or may be delayed, in transferring the activities, processes, capabilities and services. For example, we recently terminated our existing statements of work, including the related technology transfer, under a master contract manufacturing agreement previously entered into with a third-party full-scale manufacturer to produce our API. While the master services agreement remains in place with this third-party API manufacturer for potential longer term needs, we are in active discussions with other third-party full-scale API manufacturers with the goal of identifying and qualifying a new third-party full-scale API manufacturer to assist with near-term and long-term manufacturing needs. If we are not able to timely engage and successfully complete the required technology transfer with a new partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance, we will need to be able to produce sufficient quantities internally in order to support an NDA submission for SB206 and, if approved, material to support a commercial launch.
We believe increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services can ultimately provide enhanced capabilities and operating efficiencies for us and any potential partnerships, collaborations, licensing or other strategic relationships we may enter. However, there can be no assurance that the technology transfer process with any of these potential API manufacturing partners, or with Orion, with whom we have formed a strategic alliance to enable Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on behalf of our global strategic partners, will be successful or that it will take place within the time period needed to meet our targeted timeframe for an SB206 NDA submission. For instance, we may not be successful in realizing the intended operating efficiencies from these arrangements based on a number of factors, including (i) delays or failures, including delays in our ability to transition applicable technology and processes to our vendors or partners, (ii) reduced quality, (iii) delayed receipt of goods or services, (iv) increased and unexpected costs on the part of the third-party vendors or strategic partners, (v) our requested near-term reduction in transfer activities, in an effort to reduce our near-term cash utilization, and (vi) certain incremental and discrete costs to effect this strategy upon resumption of the manufacturers’ transfer activities. If we are unsuccessful in partnering with third-party manufacturers, we could experience delays in the development and commercialization timelines of our product candidates, as well as increased costs, in connection with shifting a greater portion of manufacturing to our internal resources or entering into new third party manufacturing arrangements. For example, we have a limited number of personnel who have experience in drug substance manufacturing and possess the expertise necessary to manufacture NVN1000.
The FDA requires API and finished drug product to be manufactured in accordance with cGMP and be approved by the FDA pursuant to inspections that will be conducted after we, or a potential future partner, submit an NDA to the FDA. Orion has been inspected by the FDA and other foreign regulatory authorities, and we anticipate that any future third-party API manufacturer will have been similarly inspected, but future inspections could identify findings that could require remediation actions and cause delays to our regulatory approval process. Additionally, in connection with developing our internal capabilities, we will be required to qualify such space with the FDA to use it for small-scale manufacturing in order to ensure a safe operating environment, which will need to be evaluated by outside vendors. The tests performed by outside vendors include raw materials and product handling, process chemistry, air quality and waste disposal and containment. If our facilities, or the facilities of a third-party manufacturer, are found to be noncompliant with our specifications and the strict regulatory requirements of the FDA or others, we or our third-party manufacturers may be required to take remedial actions, causing further delays and increased costs. Moreover, the timing for conducting and reporting any results of such FDA inspections may be delayed or otherwise impacted by the COVID-19 pandemic.
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
From time to time, we undergo changes and transitions among the ranks of senior executives and other senior-level managers, including during 2019 and 2020, when we announced several changes to our executive leadership team, and in 2021, as two senior-level managers are departing the Company in the first quarter of 2021. Managing transitions with senior executives or other senior-level managers may divert our existing management team’s attention from our core operations, and the recent transitions we have experienced may make it more difficult for us to retain existing employees. In addition, the recent transitions we have experienced have increased our dependency on the remaining members of the senior executive team and other senior-level managers within the organization. We have incurred costs related to transitions in our management team, including severance payments, and have required departing executives to agree to certain obligations in their separation agreements. We also expect to incur recruitment costs related to the hiring of new executives or engaging other operational resources from time to time.
Moreover, recruiting and retaining qualified personnel is critical to our success. We may not be able to attract and retain these personnel on acceptable terms given our current financial position, recent actions taken to align our resources with our operating strategy, and the competition among numerous pharmaceutical and biotechnology companies for similar personnel. For instance, in 2018, our board approved and established the Tangible Stockholder Return Plan, or the Performance Plan, which is a performance-based long-term incentive plan, to incentivize employees, but there can be no assurance that we will achieve either or both share price targets during the term of the Performance Plan, that we will have sufficient cash on hand to pay cash bonuses under the Performance Plan at the time any share price target is achieved or within the time frames required for payment of the bonuses, or that we will receive stockholder approval to pay bonuses in shares of our common stock in lieu of some or all of such cash payment, if sought. These factors may impact our ability to retain key employees. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.
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
We currently rely on third parties to test most of the raw materials necessary to produce our API and drug products. In the future, third parties engaged directly by us or by our API and drug product contract manufacturing organizations, or CMOs, may test all such raw materials. It is a regulatory requirement that raw materials are tested and there are a limited number of suppliers for testing these raw materials. There may be a need to assess alternate suppliers to prevent a possible disruption of the supply of these raw materials for the manufacture of API or drug product. Additionally, the analytical equipment used by these third-parties must be maintained and operational. Except for the terms established within our, or our CMOs’, contracts with the third parties responsible for testing raw materials, we have limited ability to control the process or timing of their testing work. Additionally, if the results do not meet specifications, then obtaining additional raw materials may jeopardize the CMOs’ ability to manufacture API and/or drug product and the start or overall conduct of preclinical studies and clinical trials which could result in the delay of developing or commercializing our product candidates. We currently perform internal tests, and in the future our CMOs will perform tests, to ensure the API and drug product meets quality specifications. The analytical equipment used by us or our CMOs to perform these tests must be maintained, qualified, calibrated and operational. If there are equipment problems or if the results of the analytical testing do not meet our quality specifications, then manufacturing additional API or drug product may increase costs and may jeopardize our or the CMOs’ ability to manufacture API and/or drug product and the start or overall conduct of preclinical studies and clinical trials which could result in the delay of developing or commercializing our product candidates.
Our business involves the use of hazardous materials and we and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our manufacturing activities, and the manufacturing activities of our third-party suppliers and manufacturers, involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates such as nitric oxide and other hazardous compounds. Further, our manufactured drug substance and drug products may be considered hazardous materials under applicable laws and regulations. Our manufacturing activities, whether conducted by us or our third party suppliers and manufacturers, like all manufacturing processes that utilize hazardous materials, including those under high pressures, must be properly controlled to avoid unintended reactions or other accidents that could cause injury or damage to personnel, equipment or property. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, transportation, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are transported and stored at our suppliers’ or manufacturers’ facilities pending use and disposal. We and our suppliers and manufacturers cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our service providers and others and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the manufacturing controls and safety procedures utilized by us and our third-party suppliers and manufacturers for handling, transporting and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk (i) that the laws and regulations will not restrict our or our third-party suppliers’ or manufacturers’ ability to use, manufacture, store, transport, handle or dispose of such materials or (ii) of accidental contamination or injury from these hazardous materials and processes. If these risks were to materialize, we could experience an interruption of our business operations and we may be held liable for any resulting damages and such liability could exceed our financial resources.
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
From time to time, including in November 2018 and February 2020, we have taken actions intended to reduce our internal resources in order to align with our business and operating strategy. We have experienced additional employee attrition following these actions. These actions and any further actions and/or attrition that may occur in the future, result in the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, the actions we have taken and may take in the future may not achieve anticipated benefits or may not enable achievement of our operating strategy. Our management may need to divert a disproportionate amount of its attention away from our day-to-day strategic and operational activities, and devote a substantial amount of time to managing these organizational changes. Due to our limited resources, we may not be able to effectively manage our operations or recruit and retain qualified personnel, which may result in weaknesses in our infrastructure and operations, risks that we may not be able to comply with legal and regulatory requirements, loss of business opportunities, loss of employees and reduced productivity among remaining employees. If our management is unable to effectively manage the business with current internal resources, our expenses may be more than expected, and we may not be able to implement our business strategy.
Risks Related to Government Regulation
Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review, which may result in significant additional expense, and we may be subject to penalties, if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
Any regulatory approvals that we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or the conditions of approval or contain requirements for potentially costly post-market testing and surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS as a condition of approval of our product candidates, which could include requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, and continued compliance with cGMP and GCP requirements for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:
•restrictions on the marketing or manufacturing of our product candidates, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•fines, warning letters or holds on clinical trials;
•refusal by the FDA to approve pending applications or supplements to approved applications filed by us or suspension or revocation of approvals;
•product seizure or detention, or refusal to permit the import or export of our product candidates; and
•injunctions or the imposition of civil or criminal penalties.
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
We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. For example, the results of the 2020 U.S. Presidential election may impact our business and industry. Namely, the Trump administration took several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. It is difficult to predict whether or how these or future executive actions will be implemented, or whether they will be rescinded or replaced under the Biden Administration. The policies and priorities of the Biden Administration are difficult to predict and could materially impact the regulation governing our product candidates. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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
In recent years, a significant number of pharmaceutical and biotechnology companies have been the target of inquiries and investigations by various federal and state regulatory, investigative, prosecutorial and administrative entities in connection with the promotion of products for unapproved uses and other sales practices, including the Department of Justice and various United States Attorneys’ Offices, the Office of Inspector General of the Department of Health and Human Services, the FDA, the Federal Trade Commission and various state Attorneys General offices. These investigations have alleged violations of various federal and state laws and regulations, including claims asserting antitrust violations, violations of the Federal Food, Drug and Cosmetic Act, the False Claims Act, the Prescription Drug Marketing Act, anti-kickback laws and other alleged violations in connection with the promotion of products for unapproved uses, pricing and Medicare and/or Medicaid reimbursement. Many of these investigations originate as “qui tam” actions under the False Claims Act. Under the False Claims Act, any individual can bring a claim on behalf of the government alleging that a person or entity has presented a false claim, or caused a false claim to be submitted, to the government for payment. The person bringing a qui tam suit is entitled to a share of any recovery or settlement. Qui tam suits, also commonly referred to as “whistleblower suits,” are often brought by current or former employees. In a qui tam suit, the government must decide whether to intervene and prosecute the case. If it declines, the individual may pursue the case alone.
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law. Since its enactment, however, there have been significant ongoing efforts to modify or eliminate the ACA. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, repealed the shared responsibility payment for individuals who fail to maintain minimum essential coverage, commonly referred to as the individual mandate, beginning in 2019. On December 14, 2018, a United States District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and, therefore, because it was repealed as part of the Tax Cuts and Jobs Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the United States Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional and remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The United States Supreme Court is currently reviewing the case, although it is unclear how or when it will rule on the case. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the law or our business in the future.

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
Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the United States Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.
We are subject to governmental economic sanctions and export and import controls that could impair our ability to compete in international markets or subject us to liability if we are not in compliance with applicable laws.
As a United States company, we are subject to United States import and export controls and economic sanctions laws and regulations, and we are required to import and export our product candidates, technology and services in compliance with those laws and regulations, including the United States Export Administration Regulations, the International Traffic in Arms Regulations, and economic embargo and trade sanction programs administered by the Treasury Department’s Office of Foreign Assets Control. United States economic sanctions and export control laws and regulations prohibit the shipment of certain products and services to countries, governments and persons targeted by United States sanctions. While we are currently taking precautions to prevent doing any business, directly or indirectly, with countries, governments and persons targeted by United States sanctions and to ensure that our product candidates, if approved, are not exported or used by countries, governments and persons targeted by United States sanctions, such measures may be circumvented. Furthermore, if we export our product candidates, if approved, the exports may require authorizations, including a license, a license exception or other appropriate government authorization. Complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. Failure to comply with export control and sanctions regulations for a particular sale may expose us to government investigations and penalties. If we are found to be in violation of United States sanctions or import or export control laws, it could result in civil and criminal, monetary and non-monetary penalties, including possible incarceration for those individuals responsible for the violations, the loss of export or import privileges and reputational harm.
We are subject to anti-corruption and anti-money laundering laws with respect to our operations and non-compliance with such laws can subject us to criminal or civil liability and harm our business.
We are subject to the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the United States domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act and possibly other anti-bribery and anti-money laundering laws in countries in which we may conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees and third-party intermediaries from authorizing, offering or providing, directly or indirectly, improper payments or benefits to recipients in the public or private sector. As we commercialize our product candidates and eventually commence international sales and business, we may engage with collaborators and third-party intermediaries to sell our products abroad and to obtain necessary permits, licenses and other regulatory approvals. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities. We may be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners and agents, even if we do not explicitly authorize such activities.
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
Changes in and failures to comply with United States and foreign privacy and data protection laws, regulations and standards may adversely affect our business, operations and financial performance.

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
In the United States, HIPAA imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, received, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, or PHI, a complaint about privacy practices or an audit by the Department of Health and Human Services, or HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023. The CCPA may increase our compliance costs and potential liability. Some observers have noted that the CCPA could mark the beginning of a trend toward more stringent privacy legislation in the United States, which could increase our potential liability and adversely affect our business.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CRO, and contractors must comply. For example, the EU has adopted the EU General Data Protection Regulation (EU) 2016/679, or GDPR, which went into effect in May 2018 and introduces strict requirements for processing the personal data of individuals within the EEA and United Kingdom, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process information about them. Member states of the EEA may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. Further, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the EU limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, following January 1, 2021, we will have to comply with the GDPR and the GDPR as incorporated into United Kingdom national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. If we fail to comply with any such data protection laws, we may be subject to litigation, regulatory investigations, enforcement notices, and/or enforcement actions, as well as negative publicity and a potential loss of business. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
Risks Related to Our Intellectual Property
If we fail to comply with our obligations under any license, collaboration or other agreements, it could have a material adverse effect on our, or our potential future commercial partners’, commercialization efforts for our product candidates.
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
The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage, for reasons including but not limited to the following:
•others may be able to make formulations or compositions that are the same as or similar to certain of our product candidates but that are not covered by the claims of the patents that we own or license;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our trade secret or similar rights;

•issued patents that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets; and
•we may not develop additional proprietary technologies that are patentable.

Risks Related to Our Common Stock
The price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for our existing stockholders.
Our stock price has in the past been, and is likely to be in the future, volatile. The stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. During the period from January 1, 2020 to February 10, 2021, the closing sales price of our common stock ranged from a high of $3.11 per share to a low of $0.22 per share. As a result of this volatility, our existing stockholders may not be able to sell their stock at a favorable price. The market price for our common stock may be influenced by many factors, including reports of clinical trial results, steps in the regulatory approval process and the other factors described in this “Risk Factors” section.
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
We, and certain of our directors and current and former officers, have in the past been named as parties to putative stockholder class action lawsuits and may be subject to litigation or other claims again in the future, and such litigation or other claims could adversely affect us, require significant management time and attention, result in significant legal expenses or damages, and cause our business and financial condition, results of operations to suffer.
Putative stockholder class action lawsuits were filed against us and certain of our current and former directors and officers in 2017. The court dismissed those putative stockholder class actions with prejudice, and we have concluded that these matters are closed. We currently have no other pending litigation against us, but we may face additional claims in the future. If we face similar litigation or other claims again in the future, it could result in substantial costs and a diversion of management’s attention and resources and their ultimate outcomes could have a material adverse effect on our business, financial condition and results of operations. While we expect insurance to cover certain costs associated with defending such litigation, insurance coverage may be insufficient and could require a diversion of our resources. There also may be adverse publicity associated with litigation or claims made against us and/or our directors and officers that could negatively affect perception of our business, regardless of whether the allegations are valid or whether we are ultimately found liable.
Provisions in our amended and restated certificate of incorporation and amended and restated bylaws under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.
Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions include those establishing (i) a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors, (ii) no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates and (iii) other provisions.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us and/or our directors, officers, or employees or agents.
Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us; (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees or agents to us and/or our stockholders; (iii) any action asserting a claim against us arising pursuant to any provision of the Delaware General Corporation Law or our amended and restated certificate of incorporation or amended and restated bylaws; or (iv) any action asserting a claim against us governed by the internal affairs doctrine. These choice of forum provisions do not preclude or contract the scope of exclusive federal or concurrent jurisdiction for any actions brought under the Securities Act of 1933, as amended, or the Securities Act, or the Exchange Act. Accordingly, our choice of forum provisions will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our securities shall be deemed to have notice of and consented to these provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum of its choosing for disputes with us and/or our directors, officers or other employees or agents, which may discourage lawsuits against us and our directors, officers and other employees or agents.
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
As of December 31, 2020, we had NOL carryforwards available to reduce future taxable income, if any, for federal and state income tax purposes of $187.3 million and $186.8 million, respectively. If not utilized, the federal and state NOL carryforwards will begin expiring in 2028 and 2023 for federal and state tax purposes, respectively. Our ability to utilize NOL carryforward amounts to reduce taxable income in future years may be limited for various reasons, including if future taxable income is insufficient to recognize the full benefit of such NOL carryforward amounts prior to their expiration. Additionally, our ability to fully utilize these United States tax assets can also be adversely affected by “ownership changes” within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, in a three-year period. Any ownership change is generally defined as a greater than 50% increase in equity ownership by “5% stockholders,” as that term is defined for purposes of Section 382 of the Code in any three-year period. Although we have not completed a full analysis under Section 382, our initial public offering, or IPO, combined with our subsequent equity offerings may have resulted in an ownership change as defined in Section 382. Further, we may experience an ownership change in the future as a result of further shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change NOL carryforwards to offset United States federal taxable income may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOL carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us and/or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our regulatory clearance timelines, clinical trial results or operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, we expect capital appreciation, if any, will be our stockholders’ sole source of gain.
We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Additionally, any future debt agreements may preclude us from paying dividends. As a result, we expect capital appreciation, if any, of our common stock is expected to be our stockholders’ sole source of gain for the foreseeable future.

General Risk Factors
Our internal computer systems, or those of any of our existing or potential future collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs.
Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. The risk of a security breach or disruption, particularly through cyber‑attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our increased reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable data privacy and security law and regulations. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be subject to material legal claims and incur liability or other negative consequences, including increased cybersecurity protection costs, damage to our reputation, disruption of our internal operations and delays in the further development of and potential commercialization of our product candidates.
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate headquarters is located in Morrisville, North Carolina, near major hurricane and tornado zones. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters, pandemics or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt their operations. In addition, acts of terrorism, pandemic illness and other geo-political unrest could cause disruptions in our business or the businesses of our collaborators, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our collaborators’ or manufacturers’ disaster recovery plans prove to be inadequate. Any of the above could result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates.
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
Finally, certain of our activities and our licensors’ activities have been funded, and may in the future be funded, by the United States federal government. When new technologies are developed with United States federal government funding, the government obtains certain rights in any resulting patents, including a nonexclusive license authorizing the government to use the invention for non-commercial purposes. These rights may permit the government to disclose our confidential information to third parties and to exercise “march-in” rights to use or allow third parties to use our patented technology. The government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the United States government-funded technology, because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations or to give preference to United States industry. In addition, United States government-funded inventions must be reported to the government, United States government funding must be disclosed in any resulting patent applications, and our rights in such inventions may be subject to certain requirements to manufacture products in the United States.
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
Changes in United States patent laws could diminish the value of patents in general, thereby impairing our ability to protect our products.
The United States has recently enacted and implemented wide-ranging patent reform legislation. The United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances, modifying some legal standards applied by the USPTO in examination of patent applications or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on actions by the United States Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents, increase the likelihood of challenges to patents we obtain or license or weaken our ability to enforce patents that we have licensed or that we might obtain in the future.
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
Many countries, including EU countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
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
In addition, our commercial success depends upon our ability to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. There is considerable intellectual property litigation in the biotechnology and pharmaceutical industries. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference or derivation proceedings before the USPTO. Numerous United States and foreign issued patents and pending patent applications owned by third parties exist in the fields in which we are developing our product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. We have conducted searches for information in support of patent protection and otherwise evaluating the patent landscape for nitric oxide releasing materials and products, and, based on these searches and evaluations to date, we do not believe that there are valid patents which contain granted claims that could be asserted with respect to our nitric oxide-based product candidates.
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
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
We previously operated out of our corporate headquarters in Morrisville, North Carolina, where we leased a 51,350 square foot facility under a lease with an initial term expiring in 2026. As part of our broader strategic plan to shift our operating cost structure characteristics from fixed to variable and to reduce or offset our remaining fixed lease obligation associated with a large-scale manufacturing site, on July 16, 2020, we entered into a lease termination agreement, which provided for the early termination of the previously existing lease, as amended. Pursuant to the terms of the lease termination agreement, our previous lease was terminated in connection with the landlord entering into a new lease with a new tenant for the premises in the building covered by our previous lease, which commenced on July 16, 2020.
In connection with the termination of our previous lease, we entered into a sublease agreement, which was effective upon the termination of our previous lease, through which we subleased from the new tenant approximately 12,000 square feet (which was reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by our previous lease. The new tenant and the landlord entered into the new lease as a condition precedent to the effectiveness of the termination of our previous lease, and, in connection with the termination of our previous lease, the landlord consented to our sublease with the new tenant. Our current sublease will expire on March 31, 2021, if not earlier terminated, and is terminable, in part or in whole, by us upon 30 days’ written notice with no penalty.
The facility underlying our previous lease served as our corporate headquarters and our sole research, development and manufacturing facility. While we have operated our corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within portions of the facility pursuant to the sublease into the first quarter of 2021, we decommissioned the areas within the facility, as well as the associated equipment, that supported our large scale cGMP drug manufacturing capability in preparation for execution of the lease termination agreement.
On January 18, 2021, we entered into a new lease agreement at a new location, pursuant to which we will lease approximately 15,000 rentable square feet located in Durham, North Carolina. This site will serve as our new corporate headquarters. We are building out our new location to support various cGMP activities, including research and development and small-scale manufacturing capabilities, as described in the section entitled “Business—Manufacturing and Supplies” in this Annual Report.
See “Note 8—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the previous facility lease transaction. For a further description of the terms of the new lease, see “Note 18—Subsequent Events” to the accompanying consolidated financial statements included in this Annual Report.
Item 3. Legal Proceedings.
We are not currently a party to any material legal proceedings and are not aware of any claims or actions pending against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial statements. In the future, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock was traded on the Nasdaq Global Market under the symbol “NOVN” from September 21, 2016 until November 4, 2020. Our common stock transferred to the Nasdaq Capital Market, effective as of the open of business on November 5, 2020, and continues to trade under the symbol “NOVN.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements. Prior to September 21, 2016, there was no public market for our common stock.
For a further description of the transfer of our common stock to the Nasdaq Capital Market, please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Updates—Nasdaq Listing Matters” in this Annual Report
Holders
As of February 10, 2021, there were approximately 126 stockholders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
Dividends
We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our equity securities during the fourth quarter of 2020.

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
Overview
We are a clinical development-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal and immunomodulatory mechanisms of action and our proprietary nitric oxide-based technology platform, Nitricil, to generate macromolecular NCEs to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates. Our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in a variety of diseases.
We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We recently introduced SB207 as a possible product candidate for additional anti-viral programs. We are also conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) coronavirus indications, including SARS-CoV-2, the virus that causes COVID-19 (SB019); (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100); (iii) CIN, caused by high-risk HPV in the men’s and women’s health field (WH504 and WH602); (iv) inflammatory disorders and (v) diseases in the GI field.

Please see additional details related to our “Priority Development Pipeline” and “Pipeline Expansion Opportunities”, as described in the section entitled “Business” in this Annual Report.
Business Updates
During 2020, our primary programmatic focus was on our molluscum contagiosum (SB206) program and we intend to focus our near term clinical-stage development efforts on this program. Following the receipt of verbal and minuted feedback from the Type-C meeting with the FDA on April 1, 2020, we sent the proposed protocol to the FDA, manufactured the clinical trial materials at our former large-scale manufacturing facility in Morrisville, North Carolina and began the planning and start-up phase for B-SIMPLE4, a pivotal Phase 3 trial for SB206 as a treatment for molluscum. We initiated the B-SIMPLE4 trial in August 2020, and the first patient was enrolled and dosed in September 2020. Completion of patient enrollment occurred during the first quarter of 2021, and, if the trial is not further impacted by the COVID-19 pandemic, top-line efficacy results are targeted before the end of the second quarter of 2021. Depending on the results of the B-SIMPLE4 trial, we are targeting a potential NDA filing of SB206 for molluscum no later than the third quarter of 2022. We are also evaluating potential commercialization strategies for SB206, subject to the results of the B-SIMPLE4 trial, NDA submission timing and the regulatory approval process including, but not limited to, securing a commercialization partner, co-commercializing with a partner, or commercializing on our own. The preclinical work we are conducting, described above, including such work on our COVID-19 program, remains ongoing and, to date, has only required limited investment due to our ability to leverage current technology, experience and assets.
Further advancement of the molluscum contagiosum (SB206) program beyond the conduct and completion of the B-SIMPLE4 trial, or advancement of any other late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) equity or debt financings, including through sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Any issuance of equity or debt that could be convertible into equity would result in significant dilution to our existing stockholders.

Working Capital and Additional Capital Needs
As of December 31, 2020, we had a total cash and cash equivalents balance of $35.9 million and positive working capital of $35.3 million. As of February 10, 2021, since December 31, 2020, we have (i) sold 4,081,633 shares of our common stock at an average price of $1.22 per share under the July 2020 Aspire CSPA, for total proceeds of $5.0 million; and (ii) received proceeds from the exercises of common stock warrants of approximately $0.4 million. As of February 10, 2021, we had $13.3 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA.
We believe that our existing cash and cash equivalents balance, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the expected completion of our pivotal Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, including supporting activities; (ii) preparatory costs associated with the anticipated continued regulatory progression of SB206; (iii) development activities in certain priority therapeutic areas, including infectious diseases and companion animal health; (iv) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; and (v) certain build-out and manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing at our new corporate headquarters, but excludes any potential costs associated with other late-stage clinical development programs.
We will need significant additional funding to continue our operating activities and make further advancements in our product candidate development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report. Therefore, we will need to secure additional capital or financing and/or delay, defer or reduce our cash expenditures by the first quarter of 2022. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all. If we are not able to secure additional financing and are unable to reduce our expenditures sufficiently, we may be forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection. In that event, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. As discussed in “Note 1—Organization and Significant Accounting Policies” of our accompanying consolidated financial statements included in this Annual Report, these matters raise substantial doubt about our ability to continue as a going concern.
We will need additional funding to continue our operating activities and make further advancements in our product candidate development programs. Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report for further discussion of our current liquidity and our future funding needs.
Manufacturing and Supplies
We have adopted a strategy of engaging with third parties through partnerships, collaborations, licensing or other strategic relationships that includes an increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not result in the generation of significant new intellectual property and (ii) can leverage their existing robust infrastructure, systems and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective has been to reduce our own internal resources connected with our former large-scale manufacturing facility and our infrastructure capabilities that historically performed such activities, processes and services.
We currently rely on third-party suppliers to provide the raw materials that are used by us or our third-party manufacturers in the manufacture of our product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, that we use to manufacture our product candidates.
At this stage, we intend to pursue a dual strategy of identifying and designating a partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance to support short-term and long-term manufacturing needs, while developing internal capabilities to provide optionality and support certain small-scale and short-term manufacturing needs, including potential manufacture of registration batches to support an SB206 NDA submission and initial commercialization inventory, as described in the section entitled “Business—Manufacturing and Supplies” in this Annual Report. As discussed in the section entitled “Business—Manufacturing and Supplies—Drug Product” in this Annual Report, we have executed a master contract manufacturing agreement with Orion to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We are engaged in the transfer of technology for the manufacture of both SB204 and SB206, and upon completion, we intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines and as appropriate for clinical trials. A completed manufacturing technology transfer to Orion will enable the manufacture of multiple assets for supply of clinical trial materials and, potentially, commercial quantities if any of our product candidates are approved. As we move forward with these initiatives, we will need significant additional funding to continue our operating activities, including technical transfers to third party manufacturers, development and utilization of internal capabilities and cost structure changes, and to make further advancements in our product development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report.
Amended Sato Agreement
As described within the section entitled “Business—Collaboration and Licensing Agreements” in this Annual Report, In 2017, we entered into the Sato Agreement, whereby we licensed rights to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. In October 2018, we entered into a second amendment to the Sato Agreement which expanded the Amended Sato Agreement to include SB206, our product candidate for the treatment of viral skin infections, including molluscum.
In April 2020, Sato informed us of its intention to progress the SB206 development program in Japan with a Phase 1 clinical trial given the observed treatment benefit and favorable safety profile in the B-SIMPLE program. In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s current estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, the Company has concluded that a prospective delay in Sato’s overall SB206 development plan has occurred. The Company estimates the program timeline to be extended by 1.75 years from its previous estimate, and a corresponding extension of the performance period to 9.25 years, currently estimated to be completed in the second quarter of 2026.
The material terms of the Amended Sato Agreement and related revenue recognition are described in “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
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
We have continued to closely monitor and rapidly respond to the ongoing impact of COVID-19 on our employees, our community and our business operations. We have worked to continue our critical business functions, including continued operation of our clinical development efforts, and we have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, including increased sanitization of our facilities, use of personal protective equipment and physical distancing practices to help protect our employees’ health and safety as they continue to advance important research related to our product candidates.
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 impacted the timing of trial initiation of our B-SIMPLE4 Phase 3 trial for SB206, although we enrolled and dosed the first patient in the trial in September 2020 and completed enrollment in the first quarter of 2021. We plan to continue to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206.
Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic has not significantly impacted our operating results and financial condition to date. Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic will have on our business, operations and employees, our contract manufacturers, our clinical research contractors, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from this disease, and the broad impact of the pandemic on all business activities and financial markets, may materially and adversely affect our business, results of operations and financial condition and our stock price. These items are discussed in greater detail in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of our Results of Operations” in this Annual Report. At this time, the full extent to which COVID-19 may impact our financial condition or results of operations in the future is uncertain. Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic, including the availability of a treatment or vaccine for COVID-19; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the conduct of our clinical trials, including with respect to availability of investigators, patients ability to complete the necessary visits and clinical trial site operations, and monitoring of data; impacts of the pandemic on regulatory authorities; and impacts of the pandemic on the United States and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the section entitled “Risk Factors” in this Annual Report.
Corporate Updates
Facility Leasing Transactions
We previously operated out of our corporate headquarters in Morrisville, North Carolina, where we leased a 51,350 square foot facility under a lease with an initial term expiring in 2026. As part of our broader strategic plan to shift our operating cost structure characteristics from fixed to variable and to reduce or offset our remaining fixed lease obligation associated with a large-scale manufacturing site, on July 16, 2020, we entered into a lease termination agreement, which provided for the early termination of the previously existing lease, as amended. Pursuant to the terms of the lease termination agreement, our previous lease was terminated in connection with the landlord entering into a new lease with a new tenant for the premises in the building covered by our previous lease, which commenced on July 16, 2020.
In connection with the termination of our previous lease, we entered into a sublease agreement, which was effective upon the termination of our previous lease, through which we subleased from the new tenant approximately 12,000 square feet (which was reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by our previous lease. The new tenant and the landlord entered into the new lease as a condition precedent to the effectiveness of the termination of our previous lease, and, in connection with the termination of our previous lease, the landlord consented to our sublease with the new tenant. Our current sublease will expire on March 31, 2021, if not earlier terminated, and is terminable, in part or in whole, by us upon 30 days’ written notice with no penalty.
The facility underlying our previous lease served as our corporate headquarters and our sole research, development and manufacturing facility. While we have operated our corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within portions of the facility pursuant to the sublease into the first quarter of 2021, we decommissioned the areas within the facility, as well as the associated equipment, that supported our large scale cGMP drug manufacturing capability in preparation for execution of the lease termination agreement.
On January 18, 2021, we entered into a new lease agreement at a new location, pursuant to which we will lease approximately 15,000 rentable square feet located in Durham, North Carolina. This site will serve as our new corporate headquarters. We are building out our new location to support various cGMP activities, including research and development and small-scale manufacturing capabilities, as described in the section entitled “Business—Manufacturing and Supplies” in this Annual Report.
See “Note 8—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the previous facility lease transaction. For a further description of the terms of the new lease, see “Note 18—Subsequent Events” to the accompanying consolidated financial statements included in this Annual Report.
Nasdaq Listing Matters
As previously disclosed, on February 19, 2020 we received notice from the Staff of Nasdaq notifying us that, for the previous 30 consecutive business days, the market value of our listed securities had been below the minimum $50.0 million requirement for continued inclusion on the Nasdaq Global Market pursuant to Nasdaq Listing Rule 5450(b)(2)(A), or the MVLS

Requirement. We were provided until August 16, 2020 to regain compliance with the MVLS Requirement. On July 9, 2020 we received notification from Nasdaq that we had regained compliance with the MVLS Requirement.
As also previously disclosed, on February 19, 2020, we received written notice from Nasdaq indicating that we were not in compliance with the Minimum Bid Price Requirement. On April 17, 2020, we received a letter from Nasdaq indicating that, due to extraordinary market conditions, Nasdaq tolled the compliance period for the Minimum Bid Price Requirement through June 30, 2020, or the tolling period, and that on April 16, 2020, Nasdaq filed an immediately effective rule change with the SEC to implement the tolling period. The letter indicated that upon expiration of the tolling period and beginning on July 1, 2020, we would receive the balance of days remaining under our currently pending compliance period in effect at the rule change date. Accordingly, we were provided 123 calendar days from July 1, 2020, or until November 2, 2020, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the closing bid price of our common stock was required to have met or exceeded $1.00 per share for a minimum of 10 consecutive business days prior to November 2, 2020.
In response, we filed an application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. On November 3, 2020, we received approval from the Staff of Nasdaq to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market. Our common stock was transferred to the Nasdaq Capital Market effective as of the open of business on November 5, 2020, and continues to trade under the symbol “NOVN.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.
As a result of the transfer to the Nasdaq Capital Market, we were granted an additional 180-day grace period, or until May 3, 2021, to regain compliance with the Minimum Bid Price Requirement. On January 29, 2021, we received written notice from Nasdaq notifying us that over the previous ten consecutive business days, the closing bid price for the Company’s common stock had closed at $1.00 per share or greater. Accordingly, Nasdaq confirmed that we had regained compliance with the Minimum Bid Price Requirement.
Strategic Alternative Analysis
In April 2020, we announced that we engaged H.C. Wainwright to assist us in evaluating a range of strategic and financial alternatives, intended to maximize stockholder value. This arrangement is set to expire in March 2021. The scope of the review conducted with H.C. Wainwright has been comprehensive and included evaluation of strategic and financial alternatives that could be utilized to advance SB206 for molluscum, the remainder of the dermatology platform, including but not limited to SB204 for acne vulgaris and SB414 for inflammatory skin diseases, and the business as a whole.
We believe that our clinical and preclinical data, technology platform and market potential provide for a range of opportunities in order to maximize stockholder value. As such, from time to time we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale, divestiture or licensing of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into or complete such a transaction or transactions or on terms that are favorable to us.
Financial Overview
Since our incorporation in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. To date, we have focused our funding activities primarily on equity and strategic relationships. However, other historical forms of funding have included payments received from licensing and supply arrangements, as well as government research contracts.
We have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2020, we had an accumulated deficit of $249.3 million, and there is substantial doubt about our ability to continue as a going concern. We incurred net losses of $29.3 million and $30.4 million in the years ended December 31, 2020 and 2019, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.

Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report for further discussion of our current liquidity and our future funding needs.
Components of our Results of Operations
Revenue
License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Amended Sato Agreement, that (i) has been received to date in the form of upfront and milestone payments; or (ii) are future, non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events. This consideration is being recognized on a straight-line basis over the estimated performance period.
In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s current estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, we have concluded that a prospective delay in Sato’s overall SB206 development plan has occurred. We estimate the program timeline to be extended by 1.75 years from its previous estimate, and a corresponding extension of the performance period to 9.25 years, currently estimated to be completed in the second quarter of 2026.
The material terms of the Amended Sato Agreement and related revenue recognition are described in “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
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
•costs to establish drug substance and drug product manufacturing capabilities with external CMOs and to enhance drug delivery device technologies through partnerships with technology manufacturing vendors;
•legal and other professional fees related to compliance with FDA requirements;
•licensing fees and milestone payments incurred under license agreements;
•salaries and related costs, including stock-based compensation, for personnel in our research and development functions; and
•facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, utilities, equipment and other supplies.
From inception through December 31, 2020, we have incurred approximately $181.9 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. This amount is net of $10.4 million of aggregate contra-research and development expense, including $2.2 million and $8.2 million of contra-research and development expense recorded for the years ended December 31, 2020 and 2019, respectively, representing amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206. For a description of the methodology and assumptions used to recognize the ratable amortization of this liability, as well as other information about the Funding Agreement with Ligand, please see “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
The table below sets forth our research and development expenses incurred for external clinical programs and the related product candidates, and other research and development expenses for the years ended December 31, 2020 and 2019. Other research and development expenses include: (i) all preclinical program and development costs, including WH504, WH602 and SB019, (ii) manufacturing capability and campaign costs, (iii) external costs to establish drug substance and drug product manufacturing capabilities at third-party CMOs, (iv) facility and infrastructure costs, and (v) costs related to all research and development salaries and related personnel costs.

	Year Ended December 31,
	2020	2019
	(in thousands)
External clinical programs:
SB204	$—	$212
SB206 (1)	8,556	7,860
SB208	—	8
SB414	271	1,836
Other research and development	10,987	15,256
Total research and development expenses	$19,814	$25,172

(1)Amounts shown net of $2.2 million and $8.2 million of contra-research and development expense recorded for the years ended December 31, 2020 and 2019, respectively, related to the Funding Agreement with Ligand described in the section entitled “Business—Research and Development Arrangements” in this Annual Report and in “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
During the year ended December 31, 2020, our major clinical development activities were primarily associated with the continued conduct of our current SB206 Phase 3 clinical program activities. Our plan and timelines for further clinical development of SB206 have been and may be further impacted by the COVID-19 pandemic. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on: (i) the SB206 molluscum program, including the conduct and expected completion of the B-SIMPLE4 trial, including supporting activities; (ii) preparatory costs associated with the continued regulatory progression of SB206; (iii) drug manufacturing capability transfer activities to external third-party CMOs; (iv) a drug delivery device technology enhancement project with a technology manufacturing vendor; and (v) additional development activities in certain priority therapeutic areas, including infectious diseases and companion animal health. We also expect to incur substantial costs in 2021 associated with our research and development personnel, and certain manufacturing capability costs related to the infrastructure build-out necessary to support small-scale drug substance and drug product manufacturing at our new corporate headquarters, including capital costs subject to depreciation. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including the results of the B-SIMPLE4 trial, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expenses for personnel in our executive, finance, corporate development and other administrative functions. Other general and administrative expenses include allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, insurance coverage and professional services fees for auditing, tax, general legal, business development, litigation defense and other corporate and administrative services.

We expect to continue to incur substantial general and administrative expenses in 2021 in support of our operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities.
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report. This evaluation and assessment was triggered by the decommissioning of our large scale drug manufacturing capability at our previous Morrisville, North Carolina, facility and by preparatory actions taken in connection with the planned lease termination transaction for the facility that was executed in July 2020. In connection with this evaluation and impairment assessment, which is described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Impairment loss on long-lived assets” in this Annual Report and in “Note 16—Assets Held for Sale, Impairment Charges” to the accompanying consolidated financial statements included in this Annual Report, we recognized an impairment loss on long-lived assets that represent the carrying value in excess of fair value of assets held and used or the carrying value in excess of fair value less cost to sell for assets held for sale.
Loss on facility asset group disposition
In conjunction with the lease termination transaction executed in July 2020, all assets and liabilities within the related facility asset group were disposed of on July 16, 2020. As of the disposition date, the net aggregate carrying value of the assets and liabilities was written off, combined with certain other direct costs incurred in connection with the lease termination transaction, which resulted in a loss on disposition, which is described in “Note 17—Asset Group Disposition” to the accompanying consolidated financial statements included in this Annual Report.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) foreign currency adjustments related to the contract asset and contract receivables related to the Amended Sato Agreement, (ii) interest income earned on cash and cash equivalents, and (iii) other miscellaneous income and expenses.

Results of Operations
Comparison of the Years Ended December 31, 2020 and 2019
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$4,208	$4,477	$(269)	(6)%
Government research contracts and grants revenue	712	419	293	70%
Total revenue	4,920	4,896	24	—%
Operating expenses:
Research and development	19,814	25,172	(5,358)	(21)%
General and administrative	11,271	10,412	859	8%
Impairment loss on long-lived assets	2,277	—	2,277	100%
Loss on facility asset group disposition	1,772	—	1,772	100%
Total operating expenses	35,134	35,584	(450)	(1)%
Operating loss	(30,214)	(30,688)	474	(2)%
Other income (expense), net:
Interest income	51	177	(126)	(71)%
Interest expense	—	(2)	2	(100)%
Other income, net	870	136	734	540%
Total other income (expense), net	921	311	610	196%
Net loss and comprehensive loss	$(29,293)	$(30,377)	$1,084	(4)%
Revenue
License and collaboration revenue of $4.2 million and $4.5 million for the years ended December 31, 2020 and 2019, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue totaled $0.7 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. For the years ended December 31, 2020 and 2019, we recognized revenue of $0.5 million and $0.3 million, respectively, related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program. For the years ended December 31, 2020 and 2019, we recognized revenue of $0.2 million and $0.1 million, respectively, related to the $1.0 million grant we received in February 2020 from the NIH and to the $0.2 million grant received in September 2019 from the NIH. For additional information regarding our government research contracts and grants revenue, see “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
Research and development expenses
Research and development expenses were $19.8 million for the year ended December 31, 2020, compared to $25.2 million for the year ended December 31, 2019. The net decrease of $5.4 million, or 21% was primarily related to (i) a net $0.7 million increase in the SB206 program, (ii) a $4.3 million decrease in other research and development expenses, (iii) a $1.6 million decrease in our SB414 program and (iv) a $0.2 million decrease in our SB204 program.
In the SB206 program, we experienced a $5.3 million decrease in gross costs incurred primarily due to the relative timing of the B-SIMPLE4 trial’s enrollment initiation, which occurred late in the third quarter of 2020, compared to enrollment initiations for the previous Phase 3 trials (B-SIMPLE1 and B-SIMPLE2), which occurred late in the second quarter of 2019. We experienced a $6.0 million corresponding decrease in contra-research and development expense from the ratable amortization of the liability related to the Funding Agreement with Ligand, which represents Ligand’s contribution to the clinical development and regulatory approval of SB206 for the treatment of molluscum.

The $4.3 million decrease in other research and development expenses was primarily driven by (i) a $1.3 million net decrease in research and development personnel costs, (ii) a $1.6 million decrease in costs associated with our manufacturing technology transfer projects to third-party manufacturers, (iii) a $0.7 million decrease in depreciation expense and (iv) a $1.0 million decrease in manufacturing materials and support costs at our Morrisville, North Carolina facility, partially offset by $0.3 million of discrete Morrisville, North Carolina facility decommissioning costs incurred during the second and third quarters of 2020.
The $1.3 million net decrease in research and development personnel costs is primarily due to (i) a $1.2 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods, (ii) a $0.5 million decrease in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods, and (iii) $0.5 million in discrete charges during the first quarter of 2019 primarily related to severance and one-time payments associated with the departure of our former chief scientific officer in January 2019. These decreases were partially offset by (i) $0.4 million in discrete severance charges and retention incentive compensation associated with business realignment and personnel reduction actions taken during the first quarter of 2020, (ii) a $0.4 million increase in accrued bonuses, and (iii) a $0.1 million increase in non-cash share based compensation, primarily related to the change in fair value of the Tangible Shareholder Return plan liability between the comparative periods.
General and administrative expenses
General and administrative expenses were $11.3 million for the year ended December 31, 2020, compared to $10.4 million during the year ended December 31, 2019. The increase of approximately $0.9 million, or 8% was primarily due to $1.7 million of aggregate non-cash expense related to the issuance of commitment shares as consideration for entering into a common stock purchase agreement with Aspire Capital on June 15, 2020, or the June 2020 Aspire CSPA, and later entering into the July 2020 Aspire CSPA, partially offset by (i) a $0.5 million decrease in general and administrative personnel and related costs and (ii) a $0.3 million decrease in other general and administrative expenses.
The $0.5 million net decrease in general and administrative personnel and related costs is primarily due to (i) a $0.4 million discrete charge in the first quarter of 2019 primarily related to severance and one-time payments associated with the departure of our former chief business officer in January 2019, (ii) a $0.6 million decrease in recurring salary and benefits costs due to a reduced number of general and administrative personnel between the two comparative periods and (iii) a $0.7 million decrease in non-cash stock-based compensation expenses primarily associated with stock appreciation rights, or SARs, awarded to our now-former Chief Executive Officer in 2018 that were expensed throughout the 2019 comparative period and until the award vested in full and expired unexercised in February 2020 following his resignation in February 2020. These decreases were partially offset by (i) a $0.9 million increase in salary, accrued bonuses and benefits costs associated with personnel who changed roles between the comparative periods and, as a result, changed from research and development expenses to general and administrative expenses between the comparative periods, (ii) a $0.2 million increase in accrued bonuses, and (iii) $0.1 million of discrete retention incentive compensation and severance charges associated with business realignment and personnel reductions occurring in the first quarter of 2020.
The $0.3 million net decrease in other general and administrative expenses is primarily due to (i) a $0.5 million decrease in market research and business development fees and expenses, and (ii) a $0.4 million decrease in allocated facility and depreciation expenses following the reduction of our footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020. These decreases were partially offset by (i) a $0.5 million increase in insurance premium expenses associated with the renewal of our directors and officers’ liability policies in 2020 and (ii) a $0.1 million net increase in other administrative operating costs.
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to accounting policies described in “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report. Our evaluation resulted in a $2.4 million non-cash impairment loss on long-lived assets recognized during the quarterly period ended June 30, 2020, comprised of (i) a $0.9 million impairment charge recognized on the asset group associated with the Morrisville, North Carolina facility, including the right-of-use asset, leasehold improvements and other property affixed to the facility, (ii) a $0.2 million impairment charge recognized on furniture and equipment to be sold to our landlord’s new tenant pursuant to a bill of sale described in “Note 8—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report, (iii) a $0.8 million impairment charge recognized on certain manufacturing and laboratory equipment that we intended to sell through a consignment seller, and (iv) a $0.5 million impairment charge recognized on equipment and other property not directly associated with our continuing research and development and pilot scale drug manufacturing capabilities.

During the fourth quarter of 2020, certain equipment assets we had previously classified as held for sale during the aforementioned June 29, 2020 evaluation were reclassified as held and used. The reclassification determination was based upon new facts and circumstances that enabled us to re-use the equipment in connection with our planned build-out of our newly leased facility in Durham, North Carolina. Upon reclassification to assets held and used, we avoided certain estimated selling costs that had been included in the previously recognized impairment charge during the quarterly period ended June 30, 2020 and, as a result, we recognized a $0.1 million favorable adjustment to the impairment charge during the quarterly period ended December 31, 2020.
For additional information regarding our impairment evaluation see “Note 16—Assets Held for Sale, Impairment Charges” to the accompanying consolidated financial statements included in this Annual Report.
Loss on facility asset group disposition
In conjunction with the lease termination transaction as described in “Note 8—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report, all assets and liabilities within the facility asset group were disposed of on July 16, 2020. As of the disposition date, the aggregate carrying value of the assets was $7.3 million and the aggregate carrying value of the associated lease liabilities was $6.0 million. The $1.3 million net charge resulting from the write-off of these assets and liabilities was combined with $0.5 million of other direct costs incurred in connection with the lease termination transaction to result in a $1.8 million total loss on disposition. This loss, which is in addition to the impairment loss recognized during the quarterly period ended June 30, 2020 and described in “Note 16—Assets Held for Sale, Impairment Charges” to the accompanying consolidated financial statements, was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
For additional information regarding our facility asset group disposition see “Note 17—Asset Group Disposition” to the accompanying consolidated financial statements included in this Annual Report.
Other income (expense), net
Other (expense) income, net was $0.9 million income for the year ended December 31, 2020, compared to $0.3 million income for the year ended December 31, 2019. This change was primarily due to the impact of foreign currency exchange rate fluctuations for certain time-based milestones related to the Amended Sato Agreement.
Liquidity and Capital Resources
As of December 31, 2020, we had an accumulated deficit of $249.3 million. We incurred net losses of $29.3 million and $30.4 million in the years ended December 31, 2020 and 2019, respectively, and there is substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and begin any commercialization activities. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of December 31, 2020, we had a total cash and cash equivalents balance of $35.9 million and positive working capital of $35.3 million. As of February 10, 2021, since December 31, 2020, we have (i) sold 4,081,633 shares of our common stock at an average price of $1.22 per share under the July 2020 Aspire CSPA, for total proceeds of $5.0 million; and (ii) received proceeds from the exercises of common stock warrants of approximately $0.4 million. As of February 10, 2021, we had $13.3 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA.
From January 1, 2019 through December 31, 2020, we have raised total equity and debt proceeds of $53.6 million to fund our operations, including (i) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering (as defined below), (ii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering (as defined below), (iii) an additional $5.5 million of proceeds associated with exercises through December 31, 2020 of common warrants issued as part of the March 2020 Public Offering, and (iv) $34.7 million in proceeds from the sale of common stock under our August 2019, June 2020 and July 2020 common stock purchase agreements with Aspire Capital, all of which are described below. We also qualified for and accepted a loan under the PPP (as defined below) of approximately $1.0 million in April 2020 to support certain qualified expenses, including payroll and rental expense, which is described below.
To date, we have focused our funding activities on equity and strategic relationships. However, other historical forms of funding have included payments received from licensing and supply arrangements, as well as government research contracts. From inception through December 31, 2020, we have generated additional liquidity and capital through other sources including (i) governmental research contracts and grants totaling $12.9 million; (ii) our licensing and supply arrangements with Sato, totaling $24.2 million; and (iii) $25.0 million and $12.0 million in proceeds from two funding transactions during the second quarter of 2019 with Reedy Creek, and Ligand, respectively, as described below.
We believe that our existing cash and cash equivalents balance, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the expected completion of our pivotal Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, including supporting activities; (ii) preparatory costs associated with the anticipated continued regulatory progression of SB206; (iii) development activities in certain priority therapeutic areas, including infectious diseases and companion animal health; (iv) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; and (v) certain build-out and manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing at our new corporate headquarters, but excludes any potential costs associated with other late-stage clinical development programs. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including the results of the B-SIMPLE4 trial, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
We will need significant additional funding to continue our operating activities and make further advancements in our product candidate development programs and potentially commercialization activities. Therefore, we will need to secure additional capital or financing and/or delay, defer or reduce our cash expenditures by the first quarter of 2022. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all. If we are not able to secure additional financing and are unable to reduce our expenditures sufficiently, we may be forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection. In that event, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
Purchase Agreements with Aspire Capital
Prior Aspire Common Stock Purchase Agreements
On August 30, 2019, we entered into a common stock purchase agreement with Aspire Capital, or the 2019 Aspire CSPA, and on June 15, 2020, we entered into the June 2020 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25.0 million and $20.0 million, respectively, of shares of our common stock at our request from time to time during the 30-month term of each agreement. The June 2020 Aspire CSPA replaced the 2019 Aspire CSPA, which was terminated under the terms of the June 2020 Aspire CSPA.
As of December 31, 2020, we had sold 4,865,717 shares of our common stock at an average price of $0.62 per share under the 2019 Aspire CSPA. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 5,211,339 shares issued to Aspire Capital under the agreement as of December 31, 2020. As of December 31, 2020, we had sold 37,764,280 shares of our common stock at an average price of $0.53 per share under the June 2020 Aspire CSPA. These amounts, combined with the 1,449,275 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 39,213,555 shares issued to Aspire Capital under the agreement as of

December 31, 2020. As of December 31, 2020, there was no remaining availability for sales of common stock under the June 2020 Aspire CSPA, as it was fully utilized prior to entry into the July 2020 Aspire CSPA described below. The 2019 Aspire CSPA and June 2020 Aspire CSPA had substantially similar terms to the July 2020 Aspire CSPA described below.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the 2019 Aspire CSPA and the June 2020 Aspire CSPA.
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, we entered into the July 2020 Aspire CSPA which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, we agreed to sell to Aspire Capital 5,555,555 shares of our common stock at $0.90 per share for proceeds of $5.0 million. In addition, as consideration for entering into the July 2020 Aspire CSPA, we issued to Aspire Capital 1,000,000 shares of our common stock as a commitment fee. The July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA described above.
Concurrently with entering into the July 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, we filed with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the July 2020 Aspire CSPA.
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
In addition, on any date on which we submit a Purchase Notice in an amount equal to 300,000 shares, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice, or a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on our principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares determined by us. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on our principal market on the VWAP Purchase Date.
Under the terms of the July 2020 Aspire CSPA, the number of shares that may be sold to Aspire Capital is limited to 25,433,642 shares, or the Exchange Cap, which represents 19.99% of our outstanding shares of common stock on July 21, 2020, unless stockholder approval or an exception pursuant to the rules of our principal market, currently the Nasdaq Capital Market, is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the July 2020 Aspire CSPA is equal to or greater than $0.5907, which is the arithmetic average of the five closing sale prices of our common stock immediately preceding the execution of the July 2020 Aspire CSPA. The July 2020 Aspire CSPA provides that we and Aspire Capital shall not effect any sales under the July 2020 Aspire CSPA on any purchase date where the closing sale price of our common stock is less than $0.15.
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

As of December 31, 2020, we have sold 17,278,764 shares of our common stock at an average price of $0.67 per share under the July 2020 Aspire CSPA. These amounts, combined with the 1,000,000 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 18,278,764 shares issued to Aspire Capital under the agreement as of December 31, 2020. As of December 31, 2020, there was $18.3 million of remaining availability for sales of common stock under the July 2020 Aspire CSPA. As of February 10, 2021, since December 31, 2020, we have sold 4,081,633 shares of our common stock at an average price of $1.22 per share under the July 2020 Aspire CSPA. As of February 10, 2021, we had $13.3 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the July 2020 Aspire CSPA.
Paycheck Protection Program
On April 22, 2020, we entered into a promissory note, which was subsequently amended, or the Note, for an unsecured loan in the amount of approximately $1.0 million, or the Loan, under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the United States Small Business Administration, or the SBA. The Loan to us was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1%) per annum. Principal and interest on unforgiven amounts are payable monthly commencing on the fifteenth day of the month following the First Payment Date, as defined within the Note. The Note provides that the Loan may be prepaid by us at any time prior to the April 22, 2022 maturity date without penalty. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of permitted and program-eligible expenses. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. We have applied for forgiveness of the Loan, and no assurance is provided that we will obtain such forgiveness in whole or in part. We will be obligated to repay any portion of the principal amount of the Loan that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.
See “Note 9—Paycheck Protection Program” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the Loan.
Equity Offerings
March 2020 Registered Direct Offering
On March 24, 2020, we entered into a securities purchase agreement with several institutional and accredited investors, pursuant to which we agreed to sell and issue in a registered direct offering priced at-the-market under Nasdaq rules, or the March 2020 Registered Direct Offering, an aggregate of 10,550,000 shares of our common stock and pre-funded warrants to purchase 8,054,652 shares of common stock. The March 2020 Registered Direct Offering closed on March 26, 2020. At closing, we also issued to H.C. Wainwright, as placement agent, warrants to purchase an aggregate of up to 558,140 shares of common stock representing 3.0% of the aggregate number of shares of common stock and shares of common stock underlying the pre-funded warrants sold in this offering.
Net proceeds from the March 2020 Registered Direct Offering were approximately $7.2 million after deducting the fees and commissions and offering expenses of approximately $0.8 million.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the March 2020 Registered Direct Offering.
March 2020 Public Offering
On February 27, 2020, we entered into an underwriting agreement with H.C. Wainwright relating to the offering, issuance and sale of 14,000,000 shares of common stock, pre-funded warrants to purchase 4,333,334 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 18,333,334 shares of common stock, or, collectively, the March 2020 Public Offering. We also granted H.C. Wainwright, as underwriter, a 30-day option to purchase up to 2,750,000 additional shares of common stock and/or common warrants to purchase up to an aggregate of 2,750,000 shares of common stock, which H.C. Wainwright partially exercised on March 2, 2020 to purchase 1,498,602 shares of common stock and common warrants to purchase 2,750,000 shares of common stock. The March 2020 Public Offering closed on March 3, 2020. At closing, we also issued to designees of H.C. Wainwright, as underwriter, warrants to purchase an aggregate of up to 594,958 shares of common stock representing 3.0% of the aggregate number of shares of common stock sold and shares of common stock underlying the pre-funded warrants sold in this offering.
Net proceeds from the March 2020 Public Offering were approximately $5.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.8 million. As of December 31, 2020, 18,459,167 common warrants issued as part of the March 2020 Public Offering have been exercised for an additional $5.5 million of proceeds associated with this offering.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the March 2020 Public Offering.
Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into the Purchase Agreement with Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, for us to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne.
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
See “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional information related to the Purchase Agreement.
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, we entered into the Funding Agreement with Ligand, pursuant to which Ligand provided us funding of $12.0 million, which we used to pursue the development and regulatory approval of SB206, for the treatment of molluscum.
Pursuant to the Funding Agreement, we will pay Ligand up to $20.0 million in milestone payments upon the achievement by us of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the API for our clinical stage product candidates, for the treatment of molluscum. In addition to the milestone payments, we will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of the products in the United States, Mexico or Canada.
See “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional information related to the Funding Agreement.
Licensing Arrangements
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the Sato Amendment. The Sato Agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. We have received approximately $24.2 million from Sato beginning January 2017 through December 31, 2020 under the Amended Sato Agreement, including (i)

a $10.8 million upfront payment received following the execution of the Sato Agreement in January 2017; (ii) a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018; and (iii) $11.2 million of installment payments received following execution of the Sato Amendment. In addition to the upfront payment paid in three installments in 2018 and 2019, we received from Sato under the terms of the Sato Amendment, the Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.
See “Note 3—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the Amended Sato Agreement.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(31,060)	$(19,876)
Investing activities	(126)	(422)
Financing activities	52,814	25,816
Net increase in cash, cash equivalents and restricted cash	$21,628	$5,518

Net Cash Used in Operating Activities
During the year ended December 31, 2020, net cash used in operating activities was $31.1 million and consisted primarily of a net loss of $29.3 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $1.2 million, (ii) impairment of long-lived assets of $2.3 million, (iii) loss on facility asset group disposition of $0.8 million, (iv) stock-based compensation expense of $1.3 million, (v) fees of $1.7 million related to commitment shares for the June 2020 Aspire CSPA and July 2020 Aspire CSPA, (vi) a loss on disposal of equipment of $0.1 million, and (vii) a $9.1 million net decrease in cash related to changes in other operating assets and liabilities. The net decrease in cash related to changes in assets and liabilities was primarily due to a $0.3 million decrease in deferred revenue, a $2.2 million decrease in research and development service obligation liabilities related to the amortization of the liability in connection with the Funding Agreement with Ligand, a $1.5 million increase in prepaid insurance, prepaid expenses and other current assets primarily related to an increase in prepaid service contracts and insurance, a $0.4 million decrease in accrued legal and professional fees, a $0.4 million decrease in accounts payable, a $0.3 million decrease in other long-term assets and liabilities primarily related to the change in the fair value of our Performance Plan liability, a $4.4 million increase in contracts and grants receivable, and a $0.1 million decrease in accrued outside research and development services. These decreases were partially offset by a $0.7 million increase in accrued compensation. The decrease in deferred revenue and increase in contracts and grants receivable relate to the Amended Sato Agreement and included (i) the recognition of license and collaboration revenue of $4.2 million associated with the Company’s performance during the period; (ii) the impact of foreign currency exchange rate fluctuations of approximately $0.9 million; and (iii) a time-based developmental milestone payment that became due and payable as of December 31, 2020 of $4.8 million.
During the year ended December 31, 2019, net cash used in operating activities was $19.9 million and consisted primarily of a net loss of $30.4 million, with adjustments for non-cash amounts related primarily to depreciation expense of $2.0 million, stock-based compensation expense of $1.8 million and a favorable change in other operating assets and liabilities of $6.6 million. The favorable net change in assets and liabilities was primarily due to a $12.0 million increase related to the advanced payment for the research and development service obligation associated with the Funding Agreement with Ligand, offset by a $8.2 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand, a $4.5 million increase in deferred revenue following the receipt of an additional upfront installment payment under the Amended Sato Agreement during the first quarter of 2019, a $0.4 million increase in accounts payable and a $0.5 million increase in accrued outside research and development services. The increase in accounts payable and accruals was primarily related to the Phase 3 development program for molluscum and timing of payments related to our operating activities. These favorable changes were partially offset by a $1.0 million decrease in accrued compensation following the Compensation Committee of the Board of Directors’ determination that the associated corporate performance objectives were not achieved during 2019, and a decrease in other operating assets and liabilities totaling $1.5 million. The decrease in other operating assets and liabilities include an increase in prepaid expenses and contracts and grants receivable and a decrease in other long-term liabilities, primarily related to amortization of lease liabilities.

Net Cash Used in Investing Activities
During the year ended December 31, 2020, the $0.1 million of net cash used in investing activities included purchases of property and equipment totaling $0.6 million primarily related to (i) goods and services associated with the planning and design of our new facility in Durham, North Carolina of $0.2 million and (ii) installment payments made to a drug delivery device technology manufacturing vendor in connection with an ongoing drug delivery device technology enhancement project of $0.4 million. These purchases were partially offset by $0.5 million of proceeds from the sale of equipment.
During the year ended December 31, 2019, net cash used in investing activities was $0.4 million, which primarily related to purchases of laboratory equipment and leasehold improvements at our facility in Morrisville, North Carolina.
Net Cash Provided by Financing Activities
During the year ended December 31, 2020, net cash provided by financing activities was $52.8 million and consisted primarily of $5.3 million of proceeds, net of underwriting fees, from the closing of our March 2020 Public Offering, $5.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering, $7.3 million of proceeds, net of placement agent fees, from our March 2020 Registered Direct Offering, $1.0 million from the entry into the Note relating to the Loan under the PPP, and $33.9 million of proceeds from the sale of our common stock pursuant to the 2019 Aspire CSPA, the June 2020 Aspire CSPA and the July 2020 Aspire CSPA. These financing cash inflows were partially offset by $0.2 million of other offering costs, including legal and professional fees, directly associated with the March 2020 Public Offering, March 2020 Registered Direct Offering and the February 2020 shelf registration statement filing.
During the year ended December 31, 2019, net cash provided by financing activities was $25.8 million and consisted of $25.0 million of funding received pursuant to the Purchase Agreement with Reedy Creek, $0.7 million of proceeds from the sale of our common stock pursuant to the 2019 Aspire CSPA and $0.1 million of proceeds from the exercise of stock options.
Capital Requirements
As of December 31, 2020, we had a total cash and cash equivalents balance of $35.9 million and positive working capital of $35.3 million. To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. As of December 31, 2020, we had an accumulated deficit of $249.3 million, and there is substantial doubt about our ability to continue as a going concern.
We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond those currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete development and commercialization of any of our product candidates. Our ability to continue to operate our business, including our ability to advance development programs unrelated to the B-SIMPLE4 trial, as well as our ability to progress SB206 for molluscum to an NDA filing, which would occur, if at all, following completion of the B-SIMPLE4 trial, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including through potential sales using the remaining availability under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships.
Our equity issuances during the year ended December 31, 2020, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value.
As of December 31, 2020 we had 145,700,091 shares of common stock outstanding. In addition, as of December 31, 2020, we had reserved 16,903,031 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock, (ii) outstanding stock options and stock appreciation rights, and (iii) future issuance under the 2016 Incentive Award Plan. As of December 31, 2019, we had 26,734,800 shares of our common stock outstanding, with an additional 13,177,766 reserved for future issuance. Our common stock consists of 200,000,000 authorized shares as of December 31, 2020 and 2019. Under our certificate of incorporation, increasing the number of shares authorized under our certificate of incorporation would require the approval of our stockholders, and there can be no assurance that our stockholders would provide such approval, as additional issuances pursuant to such authorization would result in additional dilution to existing stockholders. Without such approval, or without implementing a reverse stock split that would reduce the number of outstanding shares of our common stock and thereby increase the shares available for issuance, we may not have the ability to raise additional capital as needed to support development, regulatory approval and potential commercialization of our product candidates.
As we continue to endeavor to raise additional capital, there can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. Our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are not able to secure additional financing and are unable to reduce our expenditures sufficiently, we may be forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection. In that event, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. A failure to obtain sufficient funds on acceptable terms when needed, including the inability to utilize the amount available under the July 2020 Aspire CSPA, could cause us to alter or reduce our planned operating activities, including but not limited to delaying planned activities directly related to or in support of product candidate development, to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation.
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
•our success in optimizing the size and capability of our new manufacturing facility and related processes to meet our strategic objectives;
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
Contractual Obligations and Contingent Liabilities
Facility Leasing Transactions
In July 2020 we entered into a lease termination agreement, which provided for the early termination of the previously existing lease, as amended, for our corporate headquarters in Morrisville, North Carolina. In connection with the termination of our lease, we entered into a sublease agreement, which was effective upon the termination of our previous lease agreement, through which we subleased from the new tenant space in the building that was covered by our previous lease. Our current sublease will expire on March 31, 2021, if not earlier terminated. In January 2021 we entered into a new lease agreement, pursuant to which we will lease space located in Durham, North Carolina to serve as the Company’s new corporate headquarters and support various cGMP activities, as described in the section entitled “Business—Manufacturing and Supplies” in this Annual Report.
See the section entitled “Properties” in this Annual Report and “Note 8—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the previous facility lease transaction, including the lease termination and sublease. For a further description of the terms of the new lease, see “Note 18—Subsequent Events” to the accompanying consolidated financial statements included in this Annual Report.
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
We have accrued certain fees that we will pay to UNC and a third party in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2020, we had recorded capitalized contract acquisition costs of $0.4 million in prepaid expenses and other current assets and other assets and had accrued $0.2 million in the accompanying consolidated balance sheets. For the years ended December 31, 2020 and 2019 we paid fees totaling zero and $0.2 million, respectively.
See “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report for additional information on the Amended Sato Agreement.
Amendments to Sublicense Agreements with KNOW Bio
Pursuant to the terms of the amendments to the KNOW Bio Agreements that we entered in October 2017, we re-acquired from KNOW Bio exclusive, worldwide rights under certain United States and foreign patents and patent applications controlled by us as of the execution date of the KNOW Bio Agreements, and patents and patent applications which became controlled by us during the three years immediately following the execution date of the KNOW Bio Agreements, directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, to develop and commercialize products for all diagnostic, therapeutic, prophylactic and palliative uses for any disease, condition or disorder caused by certain oncoviruses, or the Oncovirus Field. KNOW Bio also granted to us an exclusive license, with the right to sublicense, under any patents and patent applications which became controlled by KNOW Bio during the three years immediately following the execution date of the KNOW Bio Agreements and directed towards nitric oxide-releasing compositions and methods of manufacturing thereof, including methods of manufacturing Nitricil compounds, and other nitric oxide-based therapeutics, but not towards medical devices, to develop and commercialize products for use in the Oncovirus Field. Additionally, KNOW Bio agreed that KNOW Bio would not commercialize any products in the Oncovirus Field during the first three years following the execution date of the KNOW Bio Agreements. The three-year period in which new patents and patent applications are added to the exclusive license and the three-year term of the commercialization non-compete both expired on December 29, 2018.
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
See “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report for additional information on the sublicense agreement and our assessment of KNOW Bio under the variable interest consolidation model pursuant to Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 810, Consolidation.
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
In April 2019, we entered into the Purchase Agreement with Reedy Creek pursuant to which Reedy Creek provided us funding and we are obligated to pay Reedy Creek certain ongoing quarterly payments. See the section entitled “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report and “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional information related to the Purchase Agreement.
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
In 2019, we entered into the Funding Agreement with Ligand, pursuant to which Ligand provided us funding and we are obligated to pay Ligand up to $20.0 million in milestone payments. See the section entitled “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report and “Note

6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional information related to the Funding Agreement.
Tangible Stockholder Return Plan, or the Performance Plan
In August 2018, our board of directors approved and established the Performance Plan. We believe that the Performance Plan will help us attract, retain and incentivize the highly qualified resources that are and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our historical practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Plan at the then-current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment) are achieved.
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
Paycheck Protection Program
On April 22, 2020, we entered into the Note for the Loan under the PPP of approximately $1.0 million. The PPP was established under the CARES Act, and is administered by the SBA. The Loan was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1%) per annum. Principal and interest on unforgiven amounts are payable monthly commencing on the fifteenth day of the month following the First Payment Date, as defined within the Note. The Note provides that the Loan may be prepaid by the Company at any time prior to the April 22, 2022 maturity date without penalty. We have applied for forgiveness of the Loan, and no assurance is provided that we will obtain such forgiveness in whole or in part. For discussion of the Note we entered into for the Loan under the PPP, please refer to the section entitled “Management’s Discussion and Analysis—Liquidity and Capital Resources—Paycheck Protection Program” in this Annual Report. See “Note 9—Paycheck Protection Program” to the accompanying consolidated financial statements included in this Annual Report for additional information on the Loan.
Warrants
In our March 2020 Public Offering, March 2020 Registered Direct Offering, and January 2018 public offering, we issued warrants to purchase shares of our common stock. The warrants provide each warrant holder with the right to require net cash settlement of the warrants upon the occurrence of certain fundamental transactions, provided that such transactions are within our control. For any fundamental transaction that is not within our control, including a fundamental transaction not approved by our board of directors, the warrant holder will only be entitled to receive from us or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to our common stockholders in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. In the event of any fundamental transaction, and regardless of whether it is within our control, the settlement amount of the warrants (whether in cash, stock or a combination thereof) is determined based upon a Black-Scholes value that is calculated using inputs as specified in the warrants, including a defined volatility input equal to the greater of our 100-day historical volatility or 100%.
See the section entitled “Management’s Discussion and Analysis—Critical Accounting Policies and Use of Estimates—Classification of Warrants and Pre-Funded Warrants Issued in Connection with Offerings of Common Stock” in this Annual Report and “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional discussion regarding the terms of the warrants.
Other
We enter into contracts in the normal course of business with clinical research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies, research supplies and other services and products for operating purposes. These contracts generally provide for termination on notice, and, therefore, we believe that our non-cancelable obligations under these agreements are not material.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Net Operating Loss and Research and Development Tax Credit Carryforwards
As of December 31, 2020, we had federal and state net operating loss carryforwards of approximately $187.3 million and $186.8 million, respectively. The net operating loss carryforwards begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. We have research and development tax credits of approximately $10.5 million to offset future federal taxes. These credits begin to expire in 2028.
We record a valuation allowance to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that we will not recognize some or all of the deferred tax assets. We have had a history of net losses since inception, and, as a result, we have established a 100% valuation allowance of $62.8 million for our net deferred tax assets as of December 31, 2020. If circumstances change and we determine that we will be able to realize some or all of these net deferred tax assets in the future, we will record an adjustment to the valuation allowance.
The Tax Reform Act of 1986 contains provisions which limit the ability to utilize the net operating loss carryforwards in the case of certain events including significant changes in ownership interests. In accordance with Section 382 of the Code, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on our ability to utilize our NOL carryforwards created during the tax periods prior to the change in ownership. We have not determined whether ownership changes exceeding this threshold, including our IPO and subsequent equity offerings, have occurred. If a change in equity ownership has occurred which exceeds the Section 382 threshold, a portion of our NOL carryforwards may be limited. If our net operating loss carryforwards are limited, and we have taxable income which exceeds the permissible yearly net operating loss carryforwards, we would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.

Jumpstart Our Business Startups Act of 2012 (JOBS Act)
In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act, and (iii) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. We may remain an emerging growth company until the last day of 2021. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to such date.
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
Assessment of Long-Lived Assets for Held-for-Sale Classification and Potential Impairment; Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
As described in “Note 16—Assets Held for Sale, Impairment Charges” to the accompanying consolidated financial statements included in this Annual Report, we evaluated all of our long-lived assets for potential held for sale classification and potential impairment as of June 29, 2020. This evaluation, which included the conduct of nonrecurring fair value measurements pursuant to FASB ASC 820, Fair Value Measurements, required the use of significant judgments and estimates.
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
Long-lived assets in certain asset groups that remained classified as held and used were assessed for potential impairment. For those asset groups that had indicators of impairment and failed a test of recoverability, their carrying value was adjusted to equal their estimated fair value. For the asset group consisting of a right-of-use lease asset, leasehold improvements and other property affixed to the Morrisville, North Carolina, facility, we determined that the lease terms established in the new tenant’s prime lease of the Morrisville, North Carolina, facility were representative of the asset group’s highest and best use and were consistent with market terms; therefore, such terms were considered to be the best available valuation inputs for the fair value estimate, and such inputs were determined to be Level 3 inputs within the fair value measurement hierarchy. For the asset group consisting of other property and equipment not directly associated with our continuing research, development and pilot scale drug manufacturing capabilities, we determined that a market participant was unlikely to pay any material value for such assets, and, therefore, we determined that their fair value was zero. The inputs used to estimate fair value of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy. Given the impairment recorded among our long-lived assets, it is reasonably possible that changes in judgments and assumptions we used to estimate the fair value of such assets or other circumstances, including changes in our intended use of such assets, could cause us to consider some portion or all of the remaining long-lived assets to become impaired.
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
Effective January 1, 2019, we adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) using the modified retrospective transition method and established our lease accounting policy pursuant to this new standard. We initially applied the transition provisions at January 1, 2019, which allowed us to continue to apply the legacy guidance in ASC 840 for periods prior to 2019. Based on the new guidance, we assess all arrangements, that convey the right to control the use of property, plant and equipment, at inception, to determine if it is, or contains, a lease based on the unique facts and circumstances present in that arrangement. For those leases identified, we determine the lease classification, recognition, and measurement at the lease commencement date. For arrangements that contain a lease we: (i) identify lease and non-lease components; (ii) determine the consideration in the contract; (iii) determine whether the lease is an operating or financing lease; and (iv) recognize lease Right of Use, or ROU, assets and corresponding lease liabilities. Lease liabilities are recorded based on the present value of lease payments over the expected lease term. The corresponding ROU asset is measured from the initial lease liability, adjusted by (i) accrued or prepaid rents; (ii) remaining unamortized initial direct costs and lease incentives; and (iii) any impairments of the ROU asset. The interest rate implicit in our lease contracts is typically not readily determinable and as such, we use our incremental borrowing rate based on the information available at the lease commencement date, which represents an internally developed rate that would be incurred to borrow, on a collateralized basis, over a similar term, an amount equal to the lease payments in a similar economic environment.
See “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding our accounting policies for our lease agreements.
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
Specifically related to the Sato Agreement, as amended, we recognize revenue using a time-based input method that results in straight-line recognition over the Company’s performance period. We monitor and reassess the estimated performance period for purposes of revenue recognition during each reporting period. Therefore, if the duration of the combined SB204 and SB206 development program timeline is affected by the establishment or subsequent adjustments to a mutually agreed upon SB204 and SB206 development plan in the Japan territory, we will adjust its estimated performance period for revenue recognition purposes accordingly, as needed. For further information regarding such timeline, see “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
Government research contracts and grants revenue.
Under the terms of the contracts and grants awarded, we are entitled to receive reimbursement of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected are recorded as contracts and grants receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by us with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants. See “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding government grants.
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

Reedy Creek Purchase Agreement
We have determined that the Purchase Agreement with Reedy Creek is within the scope of ASC 730-20, Research and Development Arrangements. We concluded that there has not been a substantive and genuine transfer of risk related to the Purchase Agreement as (i) Reedy Creek has the opportunity to recover its investment regardless of the outcome of the research and development programs within the scope of the agreement (prior to commercialization of any in scope assets through potential out-licensing agreements and related potential future milestone payments); and (ii) there is a presumption that we are obligated to pay Reedy Creek amounts equal to its investment based on the related party relationship at the time the parties entered into the Purchase Agreement. The Purchase Agreement is a broad funding arrangement, due to (i) the multi-asset, or portfolio approach including three developmental assets that are within the scope of the arrangement; and (ii) Reedy Creek’s approximate 5% ownership of our outstanding shares of common stock at the time of entry into the Purchase Agreement.
As such, we have determined that the appropriate accounting treatment under ASC 730-20 was to record the initial proceeds of $25.0 million as cash and cash equivalents, as we had the ability to direct the usage of funds, and a long-term liability within our classified balance sheet. The long-term liability will remain until we receive future milestones from other potential third parties, as defined within the Purchase Agreement, of which 25% will be contractually owed to Reedy Creek. If potential future milestones are received by us, and become partly due to Reedy Creek, the corresponding partial repayment to Reedy Creek will result in a ratable reduction of the total long-term obligation to repay the initial purchase price.
See “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional discussion regarding the applicable accounting treatment of the Purchase Agreement.
Ligand Funding Agreement
We have determined that the Ligand transaction is within the scope of ASC 730-20 as it represents an obligation to perform contractual services for the development of SB206 using commercially reasonable efforts. In addition, the Funding Agreement also states that if all development of SB206 is ceased prior to the first regulatory approval, we must pay to Ligand an amount equal to the purchase price less the amount spent in accordance with the development budget on development activities conducted prior to such cessation. As such, we concluded that the appropriate accounting treatment under ASC 730-20 was to record the initial proceeds of $12.0 million, as a liability and as restricted cash on our consolidated balance sheet, as the funds could only be used for the progression of SB206.
We amortize the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs we incur during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States. The ratable Ligand funding is presented within the accompanying consolidated statements of operations and comprehensive loss as an offset to research and development expenses associated with the SB206 program.
The initial restricted cash balance was also reduced ratably during interim reporting periods in 2019 in a manner consistent with the amortization method for the Ligand funding liability balance. As of December 31, 2019, the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12.0 million purchase price, causing the aforementioned repayment provision provided for in the Funding Agreement to no longer be enforceable. Therefore, we reported no restricted cash balance related to the Funding Agreement, as of December 31, 2019 in our consolidated balance sheet.
See “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional discussion regarding the applicable accounting treatment of the Funding Agreement.
Classification of Warrants and Pre-Funded Warrants Issued in Connection with Offerings of Common Stock
Warrants
In our March 2020 Public Offering, March 2020 Registered Direct Offering, and January 2018 public offering we issued warrants to purchase shares of our common stock. The warrants provide each warrant holder with the right to require net cash settlement of the warrants upon the occurrence of certain fundamental transactions, provided that such transactions are within our control. For any fundamental transaction that is not within our control, including a fundamental transaction not approved by our board of directors, the warrant holder will only be entitled to receive from us or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to our common stockholders in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. In the event of any fundamental transaction, and regardless of whether it is within our control, the settlement amount of the warrants (whether in cash, stock or a combination thereof) is determined based upon a Black-Scholes value that is calculated using inputs as specified in the warrants, including a defined volatility input equal to the greater of our 100-day historical volatility or 100%.

We assessed the warrants for appropriate equity or liability classification pursuant to our accounting policy described in “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report. During this assessment, we determined that (i) the warrants do not constitute a liability under ASC 480; (ii) the warrants meet the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within our control; (iv) upon the occurrence of a fundamental transaction that is not within our control, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the warrants are indexed to our common stock; and (vi) the warrants meet all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, we concluded that the warrants are freestanding equity-linked derivative instruments that meet the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional discussion regarding the terms of the warrants and the applicable accounting treatment.
Pre-Funded Warrants
In the March 2020 Public Offering and March 2020 Registered Direct Offering, we also issued pre-funded warrants to purchase shares of our common stock. The pre-funded warrants do not provide each warrant holder with the option to settle any unexercised warrants for cash in the event of any fundamental transactions. In all fundamental transaction scenarios, the warrant holder will only be entitled to receive from us or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to our stockholders in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The pre-funded warrants also include a separate provision whereby the exercisability of the warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% (or an amount up to 9.99% if the holder so elects) of our common stock.

We assessed the pre-funded warrants for appropriate equity or liability classification pursuant to our accounting policy described in “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report. During this assessment, we determined the pre-funded warrants are freestanding instruments that do not meet the definition of a liability pursuant to ASC 480 and do not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants are indexed to our common stock and meet all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, we concluded that the pre-funded warrants are freestanding equity-linked financial instruments that meet the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants are classified as equity and are accounted for as a component of additional paid-in capital at the time of issuance.

See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional discussion regarding the terms of the pre-funded warrants and the applicable accounting treatment.
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
We estimate the fair value of our stock-based awards to employees and non-employees using the Black-Scholes option-pricing model, which requires the input of assumptions, some of which are highly subjective, including (i) the fair value of our common stock on the date of grant, (ii) the expected volatility of our stock, (iii) the expected term of the award, (iv) the risk-free interest rate and (v) expected dividends. In applying these assumptions, we considered the following factors:
•Due to the lack of company-specific historical and implied volatility data, we have based our estimate of expected volatility on the historical volatility of a group of similar companies that are publicly traded. We also considered characteristics such as industry, stage of life cycle, financial leverage, enterprise value, risk profiles and position within the industry, along with historical share price information sufficient to meet the expected life of the stock-based awards. We compute the historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of our stock-based awards. We will continue to apply this process until a sufficient amount of historical information regarding the volatility of our own stock price becomes available.

•We have estimated the expected term of our employee stock options using the “simplified” method, whereby, the expected life equals the average of the vesting term and the original contractual term of the option.
•The risk-free interest rate is based on the yields of United States Treasury securities with maturities similar to the expected term of granted stock-based awards.
•We have never declared or paid any cash dividends to common stockholders and do not presently plan to pay cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero.
See “Note 11—Stock-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report for additional detail including the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2020 and 2019.
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
ASC 718 requires that a liability-based award should be classified as a liability on our consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on the accompanying consolidated balance sheets included in this Annual Report at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end with adjustments to the fair value recognized as stock-based compensation expense within operating expenses in the accompanying consolidated statements of operations included in this Annual Report.
The fair value of obligations under the Performance Plan are estimated using a Monte Carlo simulation approach. Our common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. Expected stock price volatility is based on our actual historical volatility over a historical period equal to the expected remaining life of the plan, adjusted for certain market considerations and other factors. The fair value of the underlying common stock is the published closing market price by Nasdaq as of each reporting date, as adjusted for significant events, as necessary. The risk-free interest rate is based on the United States Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the plan. The dividend yield percentage is zero because we do not currently pay dividends, nor do we intend to do so during the expected term of the plan. The expected life of bonus awards under the Performance Plan is assumed to be equivalent to the remaining contractual term based on the estimated service period including the service inception date of the plan participants and the contractual end of the Performance Plan.
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
The fair value of each liability award is estimated with a valuation model that uses certain assumptions, such as the award date, expected volatility, risk-free interest rate, expected life of the award and fair value per share assumptions. Due to limited historical data, we estimate stock price volatility based on the actual volatility of comparable publicly traded companies over the expected term. In evaluating similarity, we considered factors such as industry, stage of life cycle, financial leverage, size and risk profile. The expected term for liability-based awards is the estimated contractual life. The risk-free rate is based on the United States Treasury yield curve during the expected life of the award.
See “Note 11—Stock-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report for the significant assumptions used in estimating the fair value of SARs.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

NOVAN, INC.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Novan, Inc.
Morrisville, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Novan, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
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
Raleigh, North Carolina
February 24, 2021

NOVAN, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$35,879	$13,711
Contracts and grants receivable	4,863	419
Deferred offering costs	58	49
Prepaid insurance	1,818	908
Prepaid expenses and other current assets	1,275	637
Assets held for sale	114	—
Total current assets	44,007	15,724
Restricted cash	—	540
Intangible assets	75	75
Other assets	341	419
Property and equipment, net	2,406	10,506
Right-of-use lease assets	—	1,833
Total assets	$46,829	$29,097
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,192	$1,602
Accrued compensation	1,154	437
Accrued outside research and development services	930	1,013
Accrued legal and professional fees	168	616
Other accrued expenses	801	553
Deferred revenue, current portion	2,990	4,428
Paycheck Protection Program loan, current portion	478	—
Research and development service obligation liability, current portion	987	3,088
Lease liabilities, current portion	—	1,162
Total current liabilities	8,700	12,899
Deferred revenue, net of current portion	8,238	7,076
Paycheck Protection Program loan, net of current portion	478	—
Lease liabilities, net of current portion	—	5,100
Research and development service obligation liability, net of current portion	649	727
Research and development funding arrangement liability	25,000	25,000
Other long-term liabilities	787	578
Total liabilities	43,852	51,380
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit)
Common stock $0.0001 par value; 200,000,000 shares authorized as of December 31, 2020 and 2019; 145,709,591 and 26,744,300 shares issued as of December 31, 2020 and 2019, respectively; 145,700,091 and 26,734,800 shares outstanding as of December 31, 2020 and 2019, respectively	14	3
Additional paid-in-capital	252,395	197,853
Treasury stock at cost, 9,500 shares as of December 31, 2020 and 2019	(155)	(155)
Accumulated deficit	(249,277)	(219,984)
Total stockholders’ equity (deficit)	2,977	(22,283)
Total liabilities and stockholders’ equity (deficit)	$46,829	$29,097

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019

License and collaboration revenue	$4,208	$4,477
Government research contracts and grants revenue	712	419
Total revenue	4,920	4,896
Operating expenses:
Research and development	19,814	25,172
General and administrative	11,271	10,412
Impairment loss on long-lived assets	2,277	—
Loss on facility asset group disposition	1,772	—
Total operating expenses	35,134	35,584
Operating loss	(30,214)	(30,688)
Other (expense) income, net:
Interest income	51	177
Interest expense	—	(2)
Other income, net	870	136
Total other income (expense), net	921	311
Net loss and comprehensive loss	$(29,293)	$(30,377)
Net loss per share, basic and diluted	$(0.30)	$(1.16)
Weighted-average common shares outstanding, basic and diluted	98,808,114	26,254,119

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2018	26,056,735	$3	$195,483	$(155)	$(188,893)	$6,438
Stock-based compensation	—	—	1,188	—	—	1,188
Exercise of stock options	32,443	—	69	—	—	69
Adoption of new accounting standards	—	—	—	—	(714)	(714)
Liability-based awards reclassified to additional paid-in capital	—	—	366	—	—	366
Common stock issued pursuant to common stock purchase agreement	645,622	—	747	—	—	747
Net loss	—	—	—	—	(30,377)	(30,377)
Balance as of December 31, 2019	26,734,800	$3	$197,853	$(155)	$(219,984)	$(22,283)
Stock-based compensation	—	—	991	—	—	991
Common stock and pre-funded warrants issued pursuant to public offering, net	15,498,602	2	5,156	—	—	5,158
Exercise of pre-funded warrants related to public offering	4,333,334	—	—	—	—	—
Common stock and pre-funded warrants issued pursuant to registered direct offering, net	10,550,000	1	7,224	—	—	7,225
Exercise of pre-funded warrants related to registered direct offering	8,054,652	—	—	—	—	—
Exercise of common stock warrants	18,459,167	2	5,536	—	—	5,538
Exercise of stock options	11,500	—	5	—	—	5
Common stock issued pursuant to common stock purchase agreements	62,058,036	6	35,630	—	—	35,636
Net loss	—	—	—	—	(29,293)	(29,293)
Balance as of December 31, 2020	145,700,091	$14	$252,395	$(155)	$(249,277)	$2,977

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019
Cash flow from operating activities:
Net loss	$(29,293)	$(30,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,170	2,033
Impairment loss on long-lived assets	2,277	—
Non-cash loss on facility asset group disposition	767	—
Stock-based compensation	1,308	1,838
Non-cash cost of shares issued to Aspire Capital as commitment fee	1,695	—
Loss on disposal and write-offs of property and equipment	66	36
Changes in operating assets and liabilities:
Contracts and grants receivable	(4,444)	(419)
Prepaid insurance, prepaid expenses and other current assets	(1,548)	(438)
Accounts payable	(427)	352
Accrued compensation	717	(1,030)
Accrued outside research and development services	(83)	450
Accrued legal and professional fees	(448)	159
Other accrued expenses	(38)	(397)
Deferred revenue	(276)	4,537
Advanced payment for research and development service obligation	—	12,000
Research and development service obligation liabilities	(2,179)	(8,185)
Other long-term assets and liabilities	(324)	(435)
Net cash used in operating activities	(31,060)	(19,876)
Cash flow from investing activities:
Purchases of property and equipment	(648)	(422)
Proceeds from the sale of property and equipment	522	—
Net cash used in investing activities	(126)	(422)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	12,577	—
Proceeds from exercise of common stock warrants	5,538	—
Proceeds from Paycheck Protection Program loan	956	—
Proceeds from issuance of common stock under common stock purchase agreement	33,941	747
Payments related to public offering costs	(178)	—
Payments of offering costs related to new registration statement	(25)	—
Proceeds from exercise of stock options	5	69
Proceeds from research and development funding arrangement	—	25,000
Net cash provided by financing activities	52,814	25,816
Net increase in cash, cash equivalents and restricted cash	21,628	5,518
Cash, cash equivalents and restricted cash as of beginning of period	14,251	8,733
Cash, cash equivalents and restricted cash as of end of period	$35,879	$14,251
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$2
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs reclassified to additional paid-in capital	$16	$—
Purchases of property and equipment with accounts payable and accrued expenses	$382	$79
Right of use assets obtained in exchange for lease liabilities	$—	$1,827
Liability-based awards reclassified to additional paid-in capital	$—	$366
Common stock issued for payment of commitment fee	$—	$750

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$35,879	$13,711
Restricted cash included in noncurrent assets	—	540
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$35,879	$14,251

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
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Additionally, the report of the Company’s independent registered public accounting firm on the Company’s consolidated financial statements as of and for the year ended December 31, 2020, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.
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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•The Company has reported a net loss in all fiscal periods since inception and, as of December 31, 2020, the Company had an accumulated deficit of $249,277.
•As of December 31, 2020, the Company had a total cash and cash equivalents balance of $35,879.
•As described in Note 10—Stockholders’ Equity (Deficit), in July 2020 the Company entered into a common stock purchase agreement (the “July 2020 Aspire CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”). The July 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of June 15, 2020, between the Company and Aspire Capital (the “June 2020 Aspire CSPA”), which replaced the prior common stock purchase agreement, dated as of August 30, 2019, between the Company and Aspire Capital (the “2019 Aspire CSPA”). During the year ended December 31, 2020, the Company received aggregate net proceeds of $33,941 from the 2019 Aspire CSPA, the June 2020 Aspire CSPA and the July 2020 Aspire CSPA.
•As described in Note 10—Stockholders’ Equity (Deficit), in early March 2020 the Company completed a public offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and common warrants to purchase common stock pursuant to the Company’s then effective shelf registration statement (the “March 2020 Public Offering”). Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. The Company has also received proceeds from the exercise of common warrants issued in the March 2020 Public Offering of approximately $5,538 through December 31, 2020.
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
•The Company anticipates that it will continue to generate losses for the foreseeable future, and it expects the losses to increase as it continues the development of, and seeks regulatory approvals for, its product candidates and begins any commercialization activities.
•The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company, coupled with the uncertainty of the results expected in the pivotal Phase 3 trial for SB206 as a treatment for molluscum currently targeted before the end of the second quarter of 2021, raise substantial doubt about its ability to continue as a going concern.
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
The Company believes that its existing cash and cash equivalents balance, plus expected contractual payments to be received in connection with existing licensing agreements, will provide it with adequate liquidity to fund its planned operating needs into the first quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the expected completion of the pivotal Phase 3 trial for SB206 as a treatment for molluscum, the B-SIMPLE4 trial, including supporting activities; (ii) preparatory costs associated with the anticipated continued regulatory progression of SB206; (iii) development activities in certain priority therapeutic areas, including infectious diseases and companion animal health; (iv) conducting drug manufacturing capability transfer activities to external third-party contract manufacturing organizations (“CMOs”), including a drug delivery device technology enhancement project; and (v) certain build-out and manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing at its new corporate headquarters, but excludes any potential costs associated with other late-stage clinical development programs. The Company may decide to revise its development and operating plans or the related timing, depending on information it learns through its research and development activities, the impact of outside factors such as the COVID-19 pandemic, its ability to enter into strategic arrangements, its ability to access additional capital and its financial priorities. The Company will continue to evaluate this going concern assessment in connection with the preparation of its quarterly and annual financial statements based upon relevant facts and circumstances, including but not limited to, its cash and cash equivalents balance and its operating forecast and related cash projection.
The Company will need significant additional funding to continue its operating activities and make further advancements in its product development programs beyond those currently included in its operating forecast and related cash projection. The Company does not currently have sufficient funds to complete development and commercialization of any of its product candidates. The inability of the Company to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company needs and intends to pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s recent equity issuances during the year ended December 31, 2020, have resulted in significant dilution to its existing stockholders.
As of December 31, 2020 the Company had 145,700,091 shares of common stock outstanding. In addition, as of December 31, 2020, the Company had reserved 16,903,031 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock; (ii) outstanding stock options and stock appreciation rights; and (iii) future issuance under the 2016 Incentive Award Plan. As of December 31, 2019, the Company had 26,734,800 shares of its common stock outstanding, with an additional 13,177,766 reserved for future issuance. The Company’s common stock consists of 200,000,000 authorized shares as of December 31, 2020 and 2019. Under the Company’s certificate of incorporation, increasing the number of shares authorized under its certificate of incorporation would require the approval of its stockholders, and there can be no assurance that its stockholders would provide such approval, as additional issuances pursuant to such authorization would result in additional dilution to existing stockholders. Without such approval, or without implementing a reverse stock split that would reduce the number of outstanding shares of the Company’s common stock and thereby increase the shares available for issuance, the Company may not have the ability to raise additional capital as needed to support development, regulatory approval and potential commercialization of its product candidates.
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
COVID-19
In December 2019, the novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes novel coronavirus disease 2019 (“COVID-19”) was reported in China, and in March 2020, the World Health Organization declared it a pandemic. The extent to which COVID-19 and global efforts to contain its spread will impact the Company’s business including its operations, preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19. The timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 trial for SB206, and while the Company enrolled and dosed the first patient in the trial in September 2020 and fully enrolled the trial in the first quarter of 2021, the Company plans to continue to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial for SB206. Despite disruptions to the Company’s business operations and the business operations of third parties on which the Company relies, the COVID-19 pandemic has not significantly impacted the Company’s operating results and financial condition to date. However, at this time, the extent to which COVID-19 may impact the Company’s financial condition or results of operations in the future is uncertain.
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
Restricted Cash
Restricted cash as of December 31, 2019 includes funds maintained in a separate deposit account to secure a letter of credit for the benefit of the lessor of facility space leased by the Company. As described in Note 8—Commitments and Contingencies, in conjunction with the Company’s early termination of the lease for such facility space in July 2020, the $539 security deposit was applied as a partial payment of a $600 lease termination fee. Therefore, there was no restricted cash as of December 31, 2020. In January 2021, the Company entered into a new letter of credit secured by funds in connection with entering into the Company’s lease agreement. See Note 18—Subsequent Events for additional detail on the new letter of credit.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and these deposits may at times be in excess of insured limits.
Contracts and Grants Receivable
The Company carries its contracts and grants receivable net of an allowance for doubtful accounts. All receivables or portions thereof that are deemed to be uncollectible or that require excessive collection costs are written off to the allowance for doubtful accounts when it is probable that the receivable is unrecoverable. The Company actively reviews and evaluates its contracts and grants receivable, but no allowance for doubtful accounts has been considered necessary as of December 31, 2020 or 2019. Actual results could differ from the estimates that were used.
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
Leases
The Company leases office space and certain equipment under non-cancelable lease agreements. Prior to January 1, 2019, the Company applied the accounting guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 840, Leases, to its lease agreements. The leases were reviewed for classification as operating or capital leases. For operating leases, rent was recognized on a straight-line basis over the lease period. For capital leases, the Company recorded the leased asset with a corresponding liability and amortized the asset over the lease term. Payments were recorded as reductions to the liability with an appropriate interest charge recorded based on the then-outstanding remaining liability.
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
The Company has elected to separate lease components (fixed rent payments) from non-lease components (common-area maintenance costs) on its real estate assets. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the accompanying consolidated statements of operations and comprehensive loss. The Company has elected the short-term lease exemption and, therefore, does not recognize an ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.
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
See Note 16—Assets Held for Sale, Impairment Charges for a discussion of the Company’s application of this accounting policy.
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
As described in Note 8—Commitments and Contingencies, on July 16, 2020, the Company entered into a lease termination agreement, which provided for the early termination of the existing lease for the Company’s corporate headquarters and sole research, development and manufacturing facility. In contemplation of this transaction, during June 2020, the Company decommissioned the areas within the facility, as well as the associated equipment, that supported the Company’s large scale current good manufacturing practice (“cGMP”) drug manufacturing capability in preparation for execution of the lease termination agreement. The performance of decommissioning activities as noted above was considered to be a triggering event that caused the Company to evaluate its long-lived assets for impairment as of June 29, 2020, principally its right of use lease asset and its property, plant and equipment, including leasehold improvements. See Note 16—Assets Held for Sale, Impairment Charges for a discussion of the Company’s evaluation of its long-lived assets for impairment. The Company also recorded an additional loss based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the year ended December 31, 2020. See Note 17—Asset Group Disposition for additional detail regarding the loss on the Company’s facility asset group disposition. There were no impairments of long-lived assets during the year ended December 31, 2019.
Deferred Offering Costs
Deferred offering costs consist of legal, accounting, filing and other fees directly related to offerings or the Company’s shelf registration. These costs are offset against proceeds from each offering as applicable. Offering costs incurred prior to the completion of an offering are initially capitalized as assets, evaluated each period for likelihood of completion and subsequently reclassified to additional paid-in capital upon completion of the offering. Deferred costs associated with the shelf registration will be reclassified to additional paid in capital on a pro rata basis in the event the Company completes an offering under the shelf registration, with any remaining deferred offering costs charged to general and administrative expense at the end of the three-year life of the shelf registration.
Revenue Recognition
The Company accounts for revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. To determine revenue recognition for arrangements that the Company determines are within the scope of Topic 606, the Company performs the following five steps: (i) identify the contracts with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer.
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
See Note 5—Revenue Recognition for information regarding the Company’s license agreements.
The Company’s revenue also includes research revenue earned under contracts and grants with Federal government agencies, which relates to the research and development of its nitric oxide platform.
Government research contracts and grants revenue. Under the terms of the contracts and grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected from funding sources are recorded as contracts and grants receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by the Company with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants. See Note 5—Revenue Recognition for information regarding government grants the Company received in the third quarter of 2019 and February 2020.

Research and Development Expenses
Research and development expenses include all direct and indirect development costs incurred for the development of the Company’s drug candidates. These expenses include salaries and related costs, including stock-based compensation and travel costs for research and development personnel, allocated facility costs, laboratory and manufacturing materials and supplies, consulting fees, product development, preclinical studies, clinical trial costs, licensing fees and milestone payments under license agreements and other fees and costs related to the development of drug candidates. The cost of tangible and intangible assets that are acquired for use on a particular research and development project, have no alternative future uses, and are not required to be capitalized in accordance with the Company’s capitalization policy, are expensed as research and development costs as incurred.
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
Classification of Warrants Issued in Connection with Offerings of Common Stock
The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss in the accompanying consolidated statements of operations and comprehensive loss.

Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts payable and accrued liabilities as of December 31, 2020 and 2019 approximated their fair values due to the short-term nature of these items.
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
Stock-Based Compensation
Equity-Based Awards
The Company applies the fair value method of accounting for stock-based compensation, which requires all such compensation to employees, including the grant of employee stock options, to be recognized in the accompanying consolidated statements of operations and comprehensive loss based on its fair value at the measurement date (generally the grant date). The expense associated with stock-based compensation is recognized over the requisite service period of each award. For awards with only service conditions and graded-vesting features, the Company recognizes compensation cost on a straight-line basis over the requisite service period. Stock-based awards granted to non-employee directors as compensation for serving on the Company’s board of directors are accounted for in the same manner as employee stock-based compensation awards.
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
The Company does not have sufficient stock option exercise history to estimate the expected term of employee stock options and thus continues to calculate expected life based on the mid-point between the vesting date and the contractual term, which is in accordance with the simplified method. The expected term for stock-based compensation granted to non-employees is the contractual life. The risk-free rate is based on the United States Treasury yield curve during the expected life of the option. The Company estimates forfeitures based on the historical experience of the Company and adjusts the estimated forfeiture rate based upon actual experience.
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

The fair value of each liability award is estimated with a valuation model that uses certain assumptions, such as the award date, expected volatility, risk-free interest rate, expected life of the award and fair value per share assumptions. The Company estimates stock price volatility based on either (i) the actual volatility of comparable publicly traded companies over the expected term, considering factors such as industry, stage of life cycle, financial leverage, size and risk profile or (ii) the Company’s actual historical volatility over a historical period equal to the expected remaining life of the award, if such historical data is available. The expected term for liability-based awards is the estimated contractual life. The risk-free rate is based on the United States Treasury yield curve during the expected life of the award.
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
The Company did not record a federal or state income tax benefit for the years ended December 31, 2020 and 2019 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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
The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. As of December 31, 2020 and 2019, the Company accrued no interest and penalties related to uncertain tax positions.
Tax years 2017-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2017 are also open to examination to the extent of loss and credit carryforwards from those years.
In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards created during the tax periods prior to the change in ownership. The Company has not determined whether ownership changes exceeding this threshold, including the Company’s IPO and subsequent equity offerings, have occurred. If a change in equity ownership has occurred which exceeds the Section 382 threshold, a portion of the Company’s net operating loss carryforwards may be limited.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2020 and 2019, comprehensive loss was equal to net loss.
Net Loss Per Share
Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are anti-dilutive for all periods presented.
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the years ended December 31, 2020 and 2019 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	December 31,
	2020	2019
Warrants to purchase common stock (Note 10)	13,777,265	10,000,000
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	1,904,464	1,663,803
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	610,000	1,000,000
Inducement stock options outstanding (Note 11)	87,500	125,500
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
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $4,208, or approximately 86% of total revenue during the year ended December 31, 2020, and $4,477, or approximately 91% of total revenue during the year ended December 31, 2019.
Reclassifications
Certain amounts in the Company’s consolidated balance sheet as of December 31, 2019 have been reclassified to conform to current presentation related to prepaid insurance in the amount of $908 being presented separately from prepaid expenses and other current assets. These reclassifications had no impact on the Company’s consolidated current assets or on the consolidated statements of operations and comprehensive loss or cash flows for the year ended December 31, 2019.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. This standard is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adoption of this ASU and does not expect the adoption of this new standard to have a material impact on its consolidated financial statements.
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

Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from the University of North Carolina at Chapel Hill (“UNC”) under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the years ended December 31, 2020 and 2019.
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
The KNOW Bio Amendments also provide a mechanism whereby either party can cause a new chemical entity (“NCE”) covered by the Original KNOW Bio Agreements to become exclusive to such party by filing an investigational new drug application (“IND”) on the NCE. An NCE that becomes exclusive to a party under this provision may not be commercialized by the other party until the later of expiration of patents covering the NCE or regulatory exclusivity covering the NCE. A party who obtains exclusivity for an NCE must advance development of the NCE pursuant to terms of the KNOW Bio Amendments in order to maintain such exclusivity; otherwise, such exclusivity will expire.
The terms of the KNOW Bio Amendments were negotiated at arms-length and do not provide the Company with an ability to significantly influence KNOW Bio or its operations.

Note 3: Research and Development Licenses
The Company has entered into various licensing agreements with universities and other research institutions under which the Company receives the rights, and in some cases substantially all of the rights, of the inventors, assignees or co-assignees to produce and market technology protected by certain patents and patent applications. The Company’s primary license agreement is with UNC and is described in further detail within the subsection below. The counterparties to the Company’s various other licensing agreements are the University of Akron Research Foundation, Hospital for Special Surgery, Strakan International S.a.r.l., which is a licensee of the University of Aberdeen, KIPAX AB and KNOW Bio. The Company is generally required to make milestone payments based on development milestones and will be required to make royalty payments based on a percentage of future sales of covered products or a percentage of sublicensing revenue. Costs to acquire rights under license agreements and pre-commercialization milestone payments are classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss. Research and development expense recognized in connection with the incurrence of such costs totaled zero dollars during each of the years ended December 31, 2020 and 2019.
The Company is generally required by the various licensing agreements to reimburse the licensor for certain legal and other patent related costs. These costs are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. General and administrative expense recognized in connection with the incurrence of such costs totaled $103 and $93 during the years ended December 31, 2020 and 2019, respectively.
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
Under the Amended Sato Agreement, in exchange for the SB204 and SB206 license rights granted to Sato, Sato agreed to pay the Company the following:
•An upfront payment of 1.25 billion Japanese Yen (“JPY”), payable in installments of 0.25 billion JPY, 0.5 billion JPY and 0.5 billion JPY on October 5, 2018, February 14, 2019 and September 13, 2019, respectively. This was in addition to the 1.25 billion JPY (approximately $10,813 USD) paid on January 19, 2017 following the execution of the Sato Agreement on January 12, 2017. On October 23, 2018, the Company received the first installment from the Amended Sato Agreement of 0.25 billion JPY (approximately $2,224 USD). On March 14, 2019, the Company received the second installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,460 USD). On November 7, 2019, the Company received the third installment payment related to the Amended Sato Agreement of 0.5 billion JPY (approximately $4,554 USD).
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
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to December 31, 2020, or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:
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
The payment terms contained within the Amended Sato Agreement related to upfront, developmental milestone and sales milestone payments are of a short-term nature and, therefore, do not represent a financing component requiring additional consideration.
The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2019	$8,974	$20,478	$11,504

December 31, 2020	$4,843	$16,071	$11,228

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2019	$4,428	$7,076	$11,504

December 31, 2020	$2,990	$8,238	$11,228
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset).
The change in the net deferred revenue balance during the year ended December 31, 2020 was associated with (i) the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue); (ii) the impact of foreign currency exchange rate fluctuations; and (iii) a time-based developmental milestone payment that became due and payable as of December 31, 2020. This time-based milestone payment represented a contract asset as of December 31, 2019 where as of December 31, 2020 the Company had an unconditional right to receive consideration of $4,843, based upon the passage of time. Therefore, as of December 31, 2020, the Company presented this milestone payment in contracts and grants receivable within its consolidated balance sheets.

During the years ended December 31, 2020 and 2019, the Company recognized $4,208 and $4,477, respectively, in license and collaboration revenue under this agreement. During the year ended December 31, 2020, the Company recognized $791 related to foreign currency adjustment related to the contract asset and contract receivable, presented within other income, net within the accompanying consolidated statements of operations and comprehensive loss.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and, therefore, included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of December 31, 2020, and therefore, is currently fully constrained and excluded from the transaction price.
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
The Company monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. During the third quarter of 2020, Sato prepared, and the Company reviewed, an SB206 Japanese development program timeline that supported a 7.5 year performance period estimate, completing in the third quarter of 2024. The SB204 Japanese development plan and program timeline was not presented and remains under evaluation by the Company and Sato. Currently, the Company understands that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206.

In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s current estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, the Company has concluded that a prospective delay in Sato’s overall SB206 development plan has occurred. The Company estimates the program timeline to be extended by 1.75 years from its previous estimate, and a corresponding extension of the performance period to 9.25 years, currently estimated to be completed in the second quarter of 2026.
This estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The combined SB204 and SB206 development program timeline in Japan is continuously reevaluated by Sato and the Company, and may potentially be further affected by various factors, including: (i) the analyses, assessments and decisions made by the joint development committee and the applicable regulatory authorities, which will influence and establish the combined SB204 and SB206 Japan development program plan, (ii) the remaining timeline and expected top-line efficacy results, currently targeted before the end of the second quarter of 2021, from the Company’s SB206 B-SIMPLE4 trial in the United States, which has been and may be further impacted by the COVID-19 pandemic, (iii) the API and drug product supply chain progression, including the Company’s build-out of further in-house drug manufacturing capabilities, (iv) the Company’s manufacturing technology transfer projects with third-party CMOs, and (v) a drug delivery device technology enhancement project with a technology manufacturing vendor.
If the duration of the combined SB204 and SB206 development program timeline is further affected by the establishment or subsequent adjustments, as applicable, to the mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
The change in estimate related to the expected duration of the combined SB204 and SB206 development program timeline that occurred in November 2020 resulted in a $118 decrease in license and collaboration revenue for the year ended December 31, 2020 as compared to amounts that would have been recorded under the previous timeline. Based on the timing of the change in estimate, the decrease in the amount of license and collaboration revenue for the year ended December 31, 2020 reflected one month of the change in revenue recognized from the previous timeline. Subsequent reporting periods will reflect a greater impact, as compared to the previous timeline, based on the current timeline and the effective difference in monthly revenue recognized under the Amended Sato Agreement.
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
Contract Costs—Amended Sato Agreement
The Company has incurred certain fees and costs in the process of obtaining the Amended Sato Agreement that were payable upon contract execution and, therefore, have been recognized as other assets and amortized as general and administrative expense on a straight-line basis over the same estimated performance period being used to recognize the associated revenue. These fees are associated with the following two arrangements and are described as follows:
•The Company entered into an agreement with a third party to assist the Company in exploring the licensing opportunity that led to the execution of the Sato Agreement. The Company is obligated to pay the third party a low-single-digit percentage of all upfront and milestone payments the Company receives from Sato under the Amended Sato Agreement.
•The intellectual property rights granted to Sato under the Amended Sato Agreement include certain intellectual property rights which the Company has licensed from UNC. Under the UNC License Agreement described in Note 3—Research and Development Licenses, the Company is obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products, including net sales that may be generated by Sato. Additionally, the Company is obligated to make payments to UNC that represent the portion of the Sato upfront and milestone payments that were estimated to be directly attributable to the UNC intellectual property rights included in the license to Sato.

The Company has also accrued certain fees that it will pay to the third party and to UNC in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2020, the Company had recorded capitalized contract acquisition costs of $419 in prepaid expenses and other current assets and other assets, and had accrued $247 in the accompanying balance sheet. For the years ended December 31, 2020 and 2019, the Company paid fees totaling $0 and $228, respectively.
Performance Obligations under the Amended Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of December 31, 2020 was $11,228. The Company expects to recognize approximately 19% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Amended Sato Agreement that are contingent upon future sales.
Government Contracts and Grant Revenue
The Company assessed the following federal grants in accordance with Topic 958 and concluded that both represent conditional non-exchange transactions.
In August 2019, the Company received a Phase 1 federal grant of approximately $223 (the “NIH Phase 1 Grant”) from the National Institutes of Health (the “NIH”). The funds are to be used to advance formulation development of a nitric oxide-containing intravaginal gel (WH602) designed to treat high-risk human papilloma virus (“HPV”) infections that can lead to cervical intraepithelial neoplasia (“CIN”). The specific focus is to ensure the nitric oxide delivery from the gel replicates doses of nitric oxide previously demonstrated to be effective against HPV in the Company’s clinical and in vitro studies. Revenue recognized under the NIH Phase 1 Grant was $29 and $83 during the years ended December 31, 2020 and 2019, respectively.
In February 2020, following the successful progression of the NIH Phase 1 Grant, the Company was awarded a Phase 2 federal grant of approximately $997 from the NIH (the “NIH Phase 2 Grant”) that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. The NIH Phase 2 Grant funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company may be eligible to receive additional funding as part of the NIH Phase 2 Grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term. Revenue recognized under the NIH Phase 2 Grant was $168 during the year ended December 31, 2020.
In September 2019, the Company received a grant from the United States Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant supports the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant supports the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $515 and $336 during the years ended December 31, 2020 and 2019, respectively.
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
Pursuant to the Funding Agreement, the Company will pay Ligand up to $20,000 in milestone payments upon the achievement by the Company of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the API for the Company’s clinical stage product candidates, for the treatment of molluscum contagiosum. In addition to the milestone payments, the Company will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of such products in the United States, Mexico or Canada.
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
The Company amortizes the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs incurred by the Company during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States. The ratable Ligand funding is presented within the accompanying consolidated statements of operations and comprehensive loss as an offset to research and development expenses associated with the SB206 program. During the three months ended June 30, 2020, the Company completed a reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval, including consideration of how such estimated costs may potentially be affected by various regulatory, clinical development, and drug manufacturing and supply factors. During this reassessment, the Company concluded that the incremental costs associated with the conduct of the additional B-SIMPLE4 clinical trial would be excluded from the total cost basis used to amortize the liability because they were not contemplated within the Funding Agreement. The reassessment also concluded that the other projected costs to progress SB206 to a planned regulatory approval in the United States, most of which are regulatory costs associated with the NDA submission process, did not materially change and did not have a material effect on the amortization of the liability.
The initial restricted cash balance was also reduced ratably during interim reporting periods in 2019 in a manner consistent with the amortization method for the Ligand funding liability balance. As of December 31, 2019, the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12,000 purchase price, causing the aforementioned repayment provision provided for in the Funding Agreement to no longer be enforceable. Therefore, the Company reported no restricted cash balance related to the Funding Agreement, as of December 31, 2020 or 2019 in its accompanying consolidated balance sheets.
For the years ended December 31, 2020 and 2019, the Company recorded $2,179 and $8,185, respectively, as contra-research and development expense related to the SB206 developmental program, funded by Ligand.
Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
	2020	2019
Computer equipment	$67	$575
Furniture and fixtures	34	305
Laboratory equipment	2,930	7,898
Office equipment	72	339
Leasehold improvements	562	7,068
Property and equipment, gross	3,665	16,185
Less: Accumulated depreciation and amortization	(1,259)	(5,679)
Total property and equipment, net	$2,406	$10,506
Depreciation and amortization expense was $1,170 and $2,033 for the years ended December 31, 2020 and 2019, respectively.
As described in Note 16—Assets Held for Sale, Impairment Charges, during the second quarter of 2020, the Company met the relevant criteria for reporting certain property and equipment as held for sale on June 29, 2020, and as a result, the Company stopped recording depreciation expense on that date, assessed the property and equipment assets for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment, and reclassified the remaining carrying value of the assets held for sale as current assets in its consolidated balance sheets as of June 30, 2020. Also during the second quarter of 2020, the Company assessed its remaining property and equipment held for use for potential impairment as of June 29, 2020, as described in Note 16—Assets Held for Sale, Impairment Charges. During the fourth quarter of 2020, the Company determined certain assets in the disposal groups would be re-used by the Company rather than sold by the consignment seller and as a result, such assets were reclassified and presented as held and used as of December 31, 2020. See Note 16—Assets Held for Sale, Impairment Charges for further discussion.
As described in Note 17—Asset Group Disposition, certain events and transactions occurred during the third quarter of 2020 that resulted in the disposition of assets and liabilities within the Company’s various disposal and asset groups, including the disposition of all assets and liabilities within the Company’s facility asset group on July 16, 2020, in conjunction with the lease termination transaction described in Note 8—Commitments and Contingencies.
As of December 31, 2020, the Company had $114 of disposal group carrying value remaining, which continues to be classified as assets held for sale in the accompanying consolidated balance sheets. As of December 31, 2020, the Company had goods and services associated with the planning and design of its new facility, as described in Note 18—Subsequent Events, of $365, which is included in other accrued expenses in other current liabilities in the accompanying consolidated financial statements.

The following table summarizes the activity of the Company’s property and equipment, net, including the impairment and disposal of certain property and equipment, net, during the year ended December 31, 2020:

Property and Equipment, net

December 31, 2019	$10,506
Additions	951
Depreciation	(1,170)
Impairment charges	(2,421)
Impairment charge adjustment	144
Reclassification to assets held for sale	(977)
Reclassification from assets held for sale to assets held and used	356
Facility asset group disposition	(4,902)
Other disposals	(81)
December 31, 2020	$2,406

Note 8: Commitments and Contingencies
Lease Obligations
The Company leases office space and certain equipment under non-cancelable lease agreements.
The Company adopted Topic 842, Leases, as of January 1, 2019 using the modified retrospective transition method and initially applied the transition provisions as of January 1, 2019. This transition method allowed the Company to continue to apply the legacy guidance in ASC 840 for periods prior to 2019 and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit as of the date of adoption.
Facility Leasing Transactions
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
As consideration for the early termination of the Primary Facility Lease pursuant to the Termination Agreement, the Company paid $600 to the Landlord, $539 of which was remitted through the Company’s existing security deposit under the Primary Facility Lease to the Landlord, and $61 of which was paid in cash. In addition, pursuant to the terms of a separate and stand-alone agreement between the Company and its real estate broker, the Company incurred a broker fee of $405 upon execution of the Termination Agreement. These costs directly associated with the execution of the Termination Agreement, which totaled $1,005 in aggregate, were included as part of the loss on disposition of the Company’s facility asset group, as described in Note 16—Assets Held for Sale, Impairment Charges.

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
The Company currently expects to operate its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within the Morrisville, North Carolina facility underlying the Primary Facility Lease (the “Facility”) pursuant to the Sublease into the first quarter of 2021. However, the Company decommissioned the areas within the Facility, as well as the associated equipment, that supported the Company’s large scale cGMP drug manufacturing capability in preparation for execution of the Termination Agreement. The Company incurred an aggregate of approximately $300 during the year ended December 31, 2020 for these decommissioning, environmental remediation and other preparatory services to ready the Facility for the execution of the Termination Agreement. These costs were included within research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.
Rent expense, including both short-term and variable lease components associated with the primary facility lease, was $550 and $880 for the years ended December 31, 2020 and 2019, respectively.
In connection with the execution of the Termination Agreement and the associated performance of decommissioning activities mentioned above, the Company evaluated its long-lived assets for impairment, principally its right of use lease asset and its property, plant and equipment, including leasehold improvements. See Note 16—Assets Held for Sale, Impairment Charges for a discussion of the Company’s evaluation of its long-lived assets and the resulting impairment charges recorded during the year ended December 31, 2020. The Company also recorded an additional loss based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the year ended December 31, 2020. See Note 17—Asset Group Disposition for additional detail regarding the loss on the Company’s facility asset group disposition.
In January 2021, the Company entered into a lease agreement for a location to serve as its new corporate headquarters and to support various cGMP activities, including research and development and small-scale manufacturing capabilities. See Note 18—Subsequent Events for additional detail.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of December 31, 2020.
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
Legal Proceedings
The Company is not currently a party to any material legal proceedings and is not aware of any claims or actions pending against the Company that the Company believes could have a material adverse effect on the Company’s business, operating results, cash flows or financial statements. In the future, the Company might from time to time become involved in litigation relating to claims arising from its ordinary course of business.

Compensatory Obligations
In conjunction with the departures of two former Company officers in 2019, the Company entered into separation and general release agreements that included separation benefits consistent with the Company’s obligations under their previously existing employment agreements for “separation from service” for “good reason.” The Company recognized related severance expense of zero and $878 during the years ended December 31, 2020 and 2019, respectively.
As part of a strategic objective to reduce the Company’s costs related to internal resources, facilities, and infrastructure capabilities, the Company took actions in February 2020 to reduce the Company’s internal resources. Employee severance costs associated with this action were $59, which were expensed during the first quarter of 2020. As of December 31, 2020, there were no severance costs accrued in the accompanying consolidated balance sheets.
See Note 11—Stock-Based Compensation regarding the Stock Appreciation Rights granted in January 2020.
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
The Company has applied for forgiveness and has presented a portion of the loan within current liabilities in the accompanying consolidated balance sheets. The short-term portion was estimated using the maximum Deferral Expiration Date, as defined within the Note, based on the related latest potential timing of payments with regards to any unforgiven amounts. The overall timing of payments with respect to the amounts of principal and interest due could change based on the ultimate determination of what may or may not be forgiven.
Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of permitted and program-eligible expenses. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. No assurance is provided that the Company will obtain forgiveness of the Loan in whole or in part. The Company will be obligated to repay any portion of the principal amount of the Loan that is not forgiven, together with interest accrued and accruing thereon at the rate set forth above, until such unforgiven portion is paid in full.
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
Through December 31, 2020, warrant holders exercised a total of 4,333,334 CMPO Pre-Funded Warrants and 18,459,167 CMPO Common Warrants. As of December 31, 2020, there were 2,624,167 CMPO Common Warrants and 594,958 CMPO UW Warrants outstanding. As of December 31, 2020, all of the CMPO Pre-Funded Warrants had been exercised in full, such that there were no more CMPO Pre-Funded Warrants outstanding as of such date. Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital. In addition, proceeds from the exercise of CMPO Common Warrants were approximately $5,538 through December 31, 2020.
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
Through December 31, 2020, warrant holders exercised all of the 8,054,652 RDO Pre-Funded Warrants that were issued. As of December 31, 2020, there were no RDO Pre-Funded Warrants and 558,140 RDO PA Warrants outstanding.

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
There were no exercises of warrants issued in the January 2018 Offering during the years ended December 31, 2020 or 2019.
The Company assessed the warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 1—Organization and Significant Accounting Policies. During this assessment, the Company determined that (i) the warrants do not constitute a liability under ASC 480; (ii) the warrants meet the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within the control of the Company; (iv) upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the warrants are indexed to the Company’s common stock; and (vi) the warrants meet all other conditions for equity classification under ASC 480 and ASC 815.
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

The following table presents the Company’s outstanding warrants to purchase common stock the periods indicated.

	December 31,		Exercise Price Per Share
	2020	2019
Warrants to purchase common stock issued in January 2018 Offering	10,000,000	10,000,000	$4.66
Warrants to purchase common stock issued in March 2020 Public Offering	2,624,167	—	0.30
Underwriter warrants to purchase common stock associated with March 2020 Public Offering	594,958	—	0.375
Placement agent warrants to purchase common stock issued in March 2020 Registered Direct Offering	558,140	—	0.5375
	13,777,265	10,000,000
The weighted average exercise price per share for warrants outstanding as of December 31, 2020 and 2019 was $3.48 and $4.66, respectively.
See Note 18—Subsequent Events regarding exercises of warrants to purchase common stock from December 31, 2020 through February 10, 2021.
Aspire Common Stock Purchase Agreements
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, the Company entered into the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, the Company agreed to sell to Aspire Capital 5,555,555 shares of its common stock at $0.90 per share for proceeds of $5,000. In consideration for entering into the July 2020 Aspire CSPA, upon satisfaction of certain conditions under the July 2020 Aspire CSPA, the Company issued to Aspire Capital 1,000,000 shares of the Company’s common stock (the “July 2020 Commitment Shares”). The July 2020 Commitment Shares, valued at approximately $847, were recorded in July 2020 as non-cash costs of equity financing and included within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. The July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA, which was terminated under the terms of the July 2020 Aspire CSPA. See below for the terms of the June 2020 Aspire CSPA.
Concurrently with entering into the July 2020 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file with the Securities and Exchange Commission (the “SEC”) one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended (the “Securities Act”), the sale of the shares of the Company’s common stock that may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, the Company filed with the SEC a prospectus supplement to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.
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
The July 2020 Aspire CSPA provides that the number of shares that may be sold pursuant to the July 2020 Aspire CSPA will be limited to 25,433,642 shares (the “July 2020 Exchange Cap”), which represents 19.99% of the Company’s outstanding shares of common stock on July 21, 2020, unless stockholder approval or an exception pursuant to the rules of the Company’s principal market, currently the Nasdaq Capital Market, is obtained to issue more than 19.99%. This limitation will not apply if, at any time the July 2020 Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the July 2020 Aspire CSPA is equal to or greater than $0.5907, which is the arithmetic average of the five closing sale prices of the Company’s common stock immediately preceding the execution of the July 2020 Aspire CSPA. The Company is not required or permitted to issue any shares of common stock under the July 2020 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Capital Market. The Company may, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Capital Market.
As of December 31, 2020, the Company has sold 17,278,764 shares of its common stock at an average price of $0.67 per share under the July 2020 Aspire CSPA, including 5,555,555 shares of its common stock at $0.90 which the Company agreed to sell to Aspire Capital upon execution of the July 2020 Aspire CSPA, for total proceeds of $11,661. As of December 31, 2020, the Company had $18,339 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
See Note 18—Subsequent Events for information regarding the Company’s usage of the July 2020 Aspire CSPA from December 31, 2020 through February 10, 2021.
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
The June 2020 Purchase Price would have been adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the June 2020 Purchase Price. The Company could deliver multiple June 2020 Purchase Notices and June 2020 VWAP Purchase Notices to Aspire Capital from time to time during the term of the June 2020 Aspire CSPA, so long as the most recent purchase had been completed.
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
The June 2020 Aspire CSPA provided that the number of shares that could be sold pursuant to the June 2020 Aspire CSPA would be limited to 15,859,487 shares (the “June 2020 Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock on June 15, 2020, unless stockholder approval or an exception pursuant to the rules of the Company’s principal market, which was previously the Nasdaq Global Market, was obtained to issue more than 19.99%. This limitation would not apply if, at any time the June 2020 Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the June 2020 Aspire CSPA was equal to or greater than $0.414, which is the price equal to the closing sale price of the Company’s common stock immediately preceding the execution of the June 2020 Aspire CSPA. The Company was not required or permitted to issue any shares of common stock under the June 2020 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company could, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
In consideration for entering into the June 2020 Aspire CSPA, upon satisfaction of certain conditions under the June 2020 Aspire CSPA, the Company issued to Aspire Capital 1,449,275 shares of the Company’s common stock (the “June 2020 Commitment Shares”). These June 2020 Commitment Shares valued at approximately $848 were recorded in June 2020 as non-cash costs of equity financing and included within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
As of December 31, 2020, the Company had sold 37,764,280 shares of its common stock at an average price of $0.53 per share under the June 2020 Aspire CSPA, for total proceeds of $20,000. There was no remaining availability for sales of the Company’s common stock under the June 2020 Aspire CSPA when it was replaced by the July 2020 Aspire CSPA.
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
The 2019 Purchase Price would have been adjusted for any reorganization, recapitalization, non-cash dividend, stock split, or other similar transaction occurring during the period(s) used to compute the 2019 Purchase Price. The Company could deliver multiple 2019 Purchase Notices and 2019 VWAP Purchase Notices to Aspire Capital from time to time during the term of the 2019 Aspire CSPA, so long as the most recent purchase had been completed.
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
The 2019 Aspire CSPA provided that the number of shares that may be sold pursuant to the 2019 Aspire CSPA would be limited to 5,211,339 shares (the “2019 Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock on August 30, 2019, unless stockholder approval or an exception pursuant to the rules of the Company’s principal market, which was previously the Nasdaq Global Market, was obtained to issue more than 19.99%. This limitation did not apply if, at any time the 2019 Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the 2019 Aspire CSPA was equal to or greater than $2.17, which was the closing sale price of the Company’s common stock immediately preceding the execution of the 2019 Aspire CSPA. The Company was not required or permitted to issue any shares of common stock under the 2019 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company could have, in its sole discretion, determined whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock thereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
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
During the year ended December 31, 2020, the Company sold an aggregate of 4,565,717 shares of its common stock at an average price of $0.50 per share under the 2019 Aspire CSPA, for total proceeds of $2,280. From the inception of the 2019 Aspire CSPA through the termination of the 2019 Aspire CSPA on June 15, 2020, in connection with the Company entering into the June 2020 Aspire CSPA, the Company sold a total of 4,865,717 shares of its common stock at an average price of $0.62 per share under the 2019 Aspire CSPA for total proceeds of $3,026. The total shares of common stock sold, combined with the 345,622 Commitment Shares issued, resulted in a total of 5,211,339 shares issued under the 2019 Aspire CSPA from the inception of the agreement to its termination. As the 2019 Exchange Cap was met, there was no remaining availability for sales of the Company’s common stock under the 2019 Aspire CSPA when it was replaced by the June 2020 Aspire CSPA.
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of December 31, 2020 and 2019. There were 145,700,091 and 26,734,800 shares of common stock outstanding as of December 31, 2020 and 2019, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2020	2019
Outstanding warrants to purchase common stock	13,777,265	10,000,000
Outstanding stock options (Note 11)	1,991,964	1,789,303
Outstanding stock appreciation rights (Note 11)	610,000	1,000,000
For possible future issuance under the 2016 Plan (Note 11)	523,802	388,463
	16,903,031	13,177,766
Related Party Stock Repurchase
In April 2016, the Company repurchased 9,500 shares of its common stock for an aggregate price of $155 from an executive of the Company who was also a member of the Company’s board of directors at that time. The repurchase of these shares is recorded as treasury stock on the accompanying consolidated balance sheets as of December 31, 2020 and 2019.
Preferred Stock
The Company’s amended and restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of December 31, 2020 and 2019.
Note 11: Stock-Based Compensation
2016 Incentive Award Plan
Effective September 20, 2016 (the “Effective Date”), the Company adopted the 2016 Incentive Award Plan (the “2016 Plan”). The 2016 Plan is the successor to the Company’s 2008 Stock Plan (the “2008 Plan”). As of the Effective Date, no additional awards were granted under the 2008 Plan, but all stock awards granted under the 2008 Plan prior to the Effective Date remain subject to the terms of the 2008 Plan. Any shares associated with stock awards previously granted under the 2008 Plan that are forfeited subsequent to the Effective Date of the 2016 Plan are not eligible for future issuance under the 2016 Plan. All awards granted on and after the Effective Date will be subject to the terms of the 2016 Plan. The 2016 Plan provides for the grant of the following awards: (i) incentive stock options, (ii) nonstatutory stock options, (iii) SARs, (iv) restricted stock awards, (v) restricted stock unit awards and (vi) other stock awards. Eligible plan participants include employees, directors, and consultants.

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
As of December 31, 2020, there were 523,802 shares available for future issuance under the 2016 Plan.
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
Due to the contingent nature of the Martin SAR Award, prior to stockholder approval on July 31, 2019, these stock-based payment awards were classified as liabilities and the amount of compensation cost recognized was based on the fair value of those liabilities. The corresponding obligation was recorded within other long-term liabilities on the Company’s consolidated balance sheet at the estimated fair value on the date of issuance and was re-valued each subsequent reporting period with adjustments to the fair value recognized as stock-based compensation expense in the consolidated statements of operations and comprehensive loss.
As the Company had the sole discretion to settle any awards with cash, common stock or a combination of both, subsequent to stockholder approval as of July 31, 2019, the SARs were reclassified from liability to equity-based awards at fair value and reclassified to additional paid-in capital. The fair value of the SARs was estimated using the Black-Scholes option pricing model on the July 31, 2019 remeasurement date. The reclassification from other long-term liabilities to additional paid-in capital in the accompanying consolidated balance sheets was $366 as of July 31, 2019.
The Martin SAR Award vested in full on February 1, 2020. On February 1, 2020, the fair market value of the Company’s common stock was $0.52 per share, and as such, the Martin SAR Award expired unexercised, and 1,000,000 shares became available to be granted under the 2016 Plan.
Effective December 17, 2019, the Company entered into an amended and restated employment agreement with Paula Brown Stafford (the “Amended and Restated Stafford Employment Agreement”). On January 6, 2020, following the release of top-line results of the Company’s Phase 3 molluscum clinical program as provided in the Amended and Restated Stafford Employment Agreement, 600,000 SARs were granted to Ms. Stafford with an exercise price of $0.82 per share (the fair market value of the Company’s common stock on the grant date) and with a ten-year term (the “Stafford SAR Award”). The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of the Company’s common stock were not available under the 2016 Plan or if the Company failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. Such shares became available under the 2016 Plan on February 1, 2020, and the SARs were no longer considered granted on a contingent basis and are classified as equity-based awards. The Stafford SAR Award vests quarterly and will vest in full on December 31, 2021, subject to Ms. Stafford’s continuous service as an employee or consultant through the vesting period.
On August 18, 2020, the Company granted 10,000 SARs to a consultant of the Company with an exercise price of $0.53 per share (the fair market value of the Company’s common stock on the grant date) with a ten-year term.
The fair value of the SARs was estimated using the Black-Scholes option-pricing model for the respective periods, using the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019
Estimated dividend yield	—%	—%
Expected volatility	105.12%	115.82%
Risk-free interest rate	1.32%	2.07%
Expected term (years)	5.43	0.51
Fair value per share of common stock underlying the SAR	$0.38	$2.66
SAR exercise price	$0.82	$3.80
During the years ended December 31, 2020 and 2019, the Company recorded employee stock-based compensation expense related to the SARs of $151 and $507, respectively. As of December 31, 2020, total unrecognized compensation expense related to non-vested SARs was $115, which is expected to be fully recognized over a weighted average period of one year.
As of December 31, 2020, there were a total of 610,000 SARs outstanding, 310,000 of which were exercisable.
Inducement Grants
During the years ended December 31, 2019 and 2018, the Company awarded nonstatutory stock options to purchase shares of common stock to newly-hired employees as inducements material to the individuals’ entering into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4) (the “Inducement Grants”). On May 31, 2018, the Company awarded 100,500 Inducement Grants with an exercise price of $3.15 per share, and on September 6, 2019, the Company awarded 25,000 Inducement Grants with an exercise price of $2.62 per share. The Inducement Grants were awarded outside of the Company’s 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with the Company’s 2016 Plan and vest over three years, subject to the employee’s continued service as an employee or consultant through the vesting period.
During the year ended December 31, 2020, the 25,000 Inducement Grants related to the September 6, 2019 award were forfeited in their entirety, and 13,000 Inducement Grants related to the May 31, 2018 award were forfeited.
As of December 31, 2020, there were a total of 87,500 Inducement Grants outstanding.
Stock Compensation Expense
During the years ended December 31, 2020 and 2019, the Company recorded employee stock-based compensation expense of $1,308 and $1,838, respectively. Total stock-based compensation expense included in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2020	2019
Research and development	$834	$710
General and administrative	474	1,128
Total	$1,308	$1,838

The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, and the following weighted average assumptions:

	Year Ended December 31,
	2020	2019
Estimated dividend yield	—%	—%
Expected volatility	105.64%	102.14%
Risk-free interest rate	1.10%	1.87%
Expected life of options (in years)	5.46	5.20
Weighted-average fair value per share	$0.41	$1.77
Stock option activity for the periods indicated is as follows:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2018	699,376	1,671,666	$5.42
Options granted	(633,030)	658,030	2.36
Options forfeited	322,117	(507,950)	7.07
Options exercised	—	(32,443)	2.12
Options outstanding as of December 31, 2019	388,463	1,789,303	$3.89
SARs granted	(610,000)	—
SARs forfeited	1,000,000	—
Options granted	(557,000)	557,000	0.52
Options forfeited	302,339	(342,839)	3.29
Options exercised	—	(11,500)	0.47
Options outstanding as of December 31, 2020	523,802	1,991,964	$3.07	7.64	$147
Vested and expected to vest as of December 31, 2019		1,731,437	$3.94	7.99	$597
Exercisable as of December 31, 2019		1,032,801	$4.81	7.20	$190
Vested and expected to vest as of December 31, 2020		1,983,739	$3.08	7.64	$147
Exercisable as of December 31, 2020		1,782,852	$3.26	7.53	$141
The total intrinsic value of options exercised during the years ended December 31, 2020 and 2019 was $3 and $15, respectively. As of December 31, 2020 and 2019, total unrecognized compensation expense related to non-vested stock options was $140 and $965, respectively, which is expected to be recognized over a weighted average period of 0.72 and 0.99 years, respectively.
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
For purposes of determining whether a share price target has been met, the share price targets will be adjusted in the event of any stock splits, cash dividends, stock dividends, combinations, reorganizations, reclassifications or similar events. In the event of a change in control, as defined in the Performance Plan, during the term of the Performance Plan, a performance bonus pool will become due and payable to participants on a pro rata basis, as calculated and determined by the compensation committee based on the Company’s progress toward the share price target as of the date of the change in control and subject to adjustment by the compensation committee as permitted under the Performance Plan.
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
ASC 718 requires that a liability-based award should be classified as a liability on the Company’s consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on the accompanying consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end. The Company recognizes stock-based compensation expense within operating expenses in the accompanying consolidated statements of operations and comprehensive loss, including adjustments to the fair value of the liability-based award, on a straight-line basis over the requisite service period.
The fair value of obligations under the Performance Plan are estimated using a Monte Carlo simulation approach. The Company’s common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. Expected stock price volatility is based on the Company’s actual historical volatility over a historical period equal to the expected remaining life of the plan, adjusted for certain market considerations and other factors. The fair value of the underlying common stock is the published closing market price on the Company’s principal market, which is currently the Nasdaq Capital Market, as of each reporting date, as adjusted for significant results, as necessary (if applicable). The risk-free interest rate is based on the United States Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the plan. The dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the plan. The expected life of bonus awards under the Performance Plan is assumed to be equivalent to the remaining contractual term based on the estimated service period including the service inception date of the plan participants and the contractual end of the Performance Plan.

The fair value of the Performance Plan is estimated at each financial reporting date using the Monte Carlo simulation model and the following assumptions:

	December 31,
	2020	2019
Estimated dividend yield	—	—
Expected volatility	200.00%	128.30%
Risk-free interest rate	0.11%	1.53%
Expected term (years)	1.17	2.17
Fair value per share of common stock underlying the Performance Plan	$0.87	$0.86
During the years ended December 31, 2020 and 2018, the Company recorded employee stock-based compensation expense related to the Performance Plan of $317 and $291, respectively.
Note 13: Income Taxes
There was no income tax benefit recognized for the years ended December 31, 2020 and 2019 due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits from the Company’s losses and other net deferred tax assets. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
The reasons for the difference between actual income tax benefit for the years ended December 31, 2020 and 2019, and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Year Ended December 31,
	2020	2019
Income tax benefit at federal statutory rate	$(6,152)	$(6,379)
State income taxes, net of federal benefit	(533)	(582)
Non-deductible expenses	492	193
Research and development tax credits	(2,396)	(1,225)
Other	222	330
Change in valuation allowance	8,367	7,663
Total income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2020	2019
Deferred tax assets:
Accrued compensation	$214	$13
Accrued liabilities	375	235
Tax loss carryforwards	43,027	38,042
Intangible assets	248	268
Stock-based compensation	526	666
Tax credits	10,537	8,141
Research and development service obligation	6,120	6,620
Right-of-use lease liabilities	—	1,436
Deferred revenue	1,649	572
Fixed assets	345	—
Other	52	54
Total deferred tax assets	63,093	56,047
Less valuation allowance	(62,797)	(54,430)
Net deferred tax asset	296	1,617
Deferred tax liabilities:
Fixed assets	—	(1,014)
Right-of-use lease assets	—	(421)
Other	(296)	(182)
Net noncurrent deferred tax asset (liability)	$—	$—
On March 27, 2020, the CARES Act was signed into law and provides for emergency aid to businesses and individuals that are affected by the COVID-19 pandemic. Relief items for businesses included loans administered by the SBA through the PPP, delayed payroll tax payments, an employee retention tax credit, and favorable modifications with respect to the deductibility of interest expense and utilization of net operating losses. As mentioned in Note 9—Paycheck Protection Program, the Company obtained a PPP loan of approximately $956 for which it has applied to be fully forgiven in 2021. There was no significant impact to the Company as a result of the other provisions within the CARES Act.
As of December 31, 2020, the Company had federal and state net operating loss carryforwards of $187,317 and $186,809, respectively. The net operating loss carryforwards begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. As of December 31, 2020, the Company had government research and development tax credits of approximately $10,537 to offset future federal taxes which begin to expire in 2028.
The Company had no unrecognized tax benefits as of December 31, 2020 and 2019. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2017-2019 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2017 are also open to examination to the extent of loss and credit carryforwards from those years.
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

Note 14: Retirement Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company has made discretionary matching contributions, up to 3% of gross wages, during 2020 and 2019. The Company contributed $133 and $160, for the years ended December 31, 2020 and 2019, respectively.
Note 15: Related Party Transactions
Members of the Company’s board of directors held 1,104,776 and 1,002,776 shares of the Company’s common stock as of December 31, 2020 and 2019, respectively.
Malin Corporation
In June 2017, G. Kelly Martin was appointed as the Company’s Interim Chief Executive Officer before being named as the Company’s Chief Executive Officer in April 2018. Mr. Martin continued to serve as a member of the Company’s board of directors following his appointment as Interim Chief Executive Officer and continued to serve as Chief Executive Officer of Malin Corporation plc (“Malin”) until October 1, 2017. Malin is the parent company of Malin Life Sciences Holdings Limited, which previously beneficially owned approximately 10% of the Company’s outstanding common stock.
Cilatus BioPharma
In August 2019, Malin completed the sale of its former subsidiary, Cilatus BioPharma AG (“Cilatus”). Prior to this disposition, Cilatus was majority-owned by Malin. During the year ended December 31, 2019, the Company incurred costs of $250 in relation to a development and manufacturing consulting agreement with Cilatus, while Malin was considered a related party. These costs were expensed as incurred and are classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.
Health Decisions
On October 25, 2018, the Company announced a foundational collaboration with Health Decisions, Inc. (“Health Decisions”). Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. The Company’s Chairman, President and Chief Executive Officer, Paula Brown Stafford, is also a stockholder and serves on the board of directors of Health Decisions.
Reedy Creek
Reedy Creek beneficially owns greater than 5% of the Company’s outstanding common stock and holds approximately 3,900,000 warrants, all of which were acquired during the Company’s January 2018 Offering, and, accordingly, was a related party of the Company at the time the Company entered into the Purchase Agreement with Reedy Creek, described in Note 6—Research and Development Arrangements. The Purchase Agreement with Reedy Creek was evaluated and approved pursuant to the Company’s existing related party transactions policy.
2020 Registered Direct Offering
Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), while a greater than 5% stockholder of the Company, purchased 6,200,000 shares of common stock and pre-funded warrants to purchase up to 2,602,326 shares of common stock for approximately $3,800 in the March 2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Sabby’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 6, 2021, Sabby no longer held any of the Company’s common stock or pre-funded warrants to purchase shares of the Company’s common stock as of that date.
Joseph Moglia, while a greater than 5% stockholder of the Company, purchased 1,000,000 shares of common stock for $430 in the March 2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Mr. Moglia’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 27, 2021, Mr. Moglia no longer was a greater than 5% stockholder of the Company as of that date.

Note 16: Assets Held for Sale, Impairment Charges
The Company has pursued a broader strategic plan since 2019 to shift its operating cost structure characteristics from fixed to variable, including efforts to reduce or offset its fixed Primary Facility Lease obligation. The Facility served as the Company’s corporate headquarters and its sole research, development and manufacturing facility. The Company conducted certain activities and engaged in certain transactions during the second and third quarters of 2020 that ultimately achieved relief from the remaining fixed Primary Facility Lease obligation. These activities and transactions had various accounting implications, which are described in detail within this Note and Note 17—Asset Group Disposition.
Following the completion of a large scale manufacturing campaign that produced clinical trial materials for the Company’s B-SIMPLE4 Phase 3 trial for SB206 in May 2020, and in contemplation of the lease termination transaction described in Note 8—Commitments and Contingencies, the Company initiated decommissioning of the Facility in June 2020, and, on June 29, 2020, the physical removal of the primary components of the large scale manufacturing process equipment from the Facility was deemed substantially complete. As a result of these decommissioning actions, the Company determined that, as of June 29, 2020, the Company had fundamentally changed its intended use of the Facility and certain related assets, including (i) the removal of the Company’s large scale cGMP drug manufacturing capability and (ii) the conditioning of the Facility to facilitate a transaction that would reduce or offset the Company’s remaining fixed Primary Facility Lease obligation. This fundamental change in the intended use of certain assets required the Company to reassess its historical asset groupings, which resulted in a change from a single, entity-level asset group to multiple asset groups based on the lowest level of separately identifiable cash flows. The multiple new asset groups identified during the reassessment are described in detail below.
As of June 29, 2020, the Company evaluated all of its long-lived assets for potential held for sale classification pursuant to policies described in Note 1—Organization and Significant Accounting Policies. The Company identified the following two disposal groups that met the criteria to be classified as held for sale within its consolidated balance sheets as of June 30, 2020:
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
•The second disposal group consisted of certain manufacturing and laboratory equipment associated with the Company’s large scale drug manufacturing capability that the Company intended to sell through a consignment seller. The disposal group’s carrying value of $1,510 was compared to its estimated fair value less costs to sell of $712, resulting in an impairment charge of $798 recorded during the three months ended June 30, 2020. The estimated selling prices provided by the consignment seller were determined to be the best estimate of fair value, which the Company concluded were Level 3 inputs within the fair value measurement hierarchy.
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
•Other assets held and used. This asset group, which had an aggregate carrying value of $505 as of June 29, 2020, consisted of equipment and other property that was not directly associated with the Company’s continuing research, development and pilot scale drug manufacturing capabilities. The Company tested this asset group for recoverability because the Company intends to dispose of these assets significantly before the end of their previously estimated useful life, which is an impairment indicator. However, this asset group had not met the criteria to be classified as held for sale because the Company has not yet established a plan to sell these assets and is uncertain whether it will do so within the next twelve months. During the recoverability test, the Company determined that this asset group was unlikely to generate any material future cash flows for the Company. The Company further determined that a market participant was unlikely to pay any material value for such assets and, therefore, concluded that the fair value of this asset group was zero. As a result, the Company measured and recorded an impairment charge of $505 during the three months ended June 30, 2020. The inputs to the fair value estimate of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy.
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
As noted above, during the quarterly period ended June 30, 2020, the Company recognized within its accompanying consolidated statements of operations and comprehensive loss an impairment loss on long-lived assets totaling $2,421. During the fourth quarter of 2020, certain equipment assets that the Company had previously classified as held for sale during the aforementioned June 29, 2020 evaluation were reclassified as held and used. The reclassification determination was based upon new facts and circumstances that enabled the Company to re-use the equipment in connection with the planned build-out of the Company’s newly leased facility in Durham, North Carolina. While classified as held for sale, these assets had been carried at their aggregate fair value less costs to sell of $356. Upon reclassification to held and used, the Company avoided certain estimated selling costs that had been included in the previously recognized impairment charge during the quarterly period ended June 30, 2020 and, as a result, the Company recognized a $144 favorable adjustment to the impairment charge during the quarterly period ended December 31, 2020 for a total impairment charge of $2,277 for the year ended December 31, 2020. The reclassified assets were included in property and equipment, net, in the Company’s consolidated balance sheet at their aggregate fair value of $500.
See Note 17—Asset Group Disposition for the additional loss recorded by the Company, which was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the year ended December 31, 2020, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
Note 17: Asset Group Disposition
The Company conducted certain activities and engaged in certain transactions during the second and third quarters of 2020 that ultimately achieved relief from the remaining fixed Primary Facility Lease obligation. These activities and transactions had various accounting implications, which are described in detail within this Note and Note 16—Assets Held for Sale, Impairment Charges.
On July 16, 2020, the Company entered into the lease termination transaction as described in Note 8—Commitments and Contingencies. Subsequent to July 16, 2020, the Company has continued to utilize its sublet premises within the Facility to operate its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities, and intends to continue to do so through March 31, 2021, pursuant to the Sublease between the Company and New Tenant.
The following events and transactions occurred during the year ended December 31, 2020 for the Company’s various disposal and asset groups, as described in Note 16—Assets Held for Sale, Impairment Charges:

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
◦The second disposal group, which consists of certain manufacturing and laboratory equipment associated with the Company’s large scale drug manufacturing capability, is being sold over time through a consignment seller. During the year ended December 31, 2020, the Company received aggregate net proceeds of $242 from the sale of certain assets within this disposal group, with no gain or loss recognized. During the fourth quarter of 2020, the Company determined certain assets in this disposal group would be re-used by the Company rather than sold by the consignment seller. As a result, such assets, which had an aggregate fair value less cost to sell of $356, were reclassified and presented as held and used as of December 31, 2020. As of December 31, 2020, the Company had $114 of disposal group carrying value remaining, which continues to be classified as assets held for sale in the accompanying consolidated balance sheets.
•Long-lived asset groups classified as held and used.
◦Right-of-use asset, leasehold improvements and other property affixed to the Facility, restricted cash and lease liabilities associated with the Primary Facility Lease. In conjunction with the lease termination transaction as described in Note 8—Commitments and Contingencies, all assets and liabilities within this asset group were disposed of on July 16, 2020. As of the disposition date, the aggregate carrying value of the assets was $7,257 and the aggregate carrying value of the associated lease liabilities was $5,951. The $1,306 net charge resulting from the write-off of these assets and liabilities was combined with $466 of other direct costs incurred in connection with the lease termination transaction to result in a $1,772 total loss on disposition. This loss, which is in addition to the impairment loss recognized during the quarterly period ended June 30, 2020 and described in Note 16—Assets Held for Sale, Impairment Charges, was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
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

The following table summarizes the loss on facility asset group disposition as presented within the accompanying consolidated statements of operations and comprehensive loss during the year ended December 31, 2020:

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
Note 18: Subsequent Events
Facility Leasing Transactions
On January 18, 2021, the Company entered into a Lease dated as of January 18, 2021 (the “Lease”), by and between the Company and Copper II 2020, LLC (“Landlord”), pursuant to which the Company will lease 15,463 rentable square feet located at a new location (the “Premises”). The Premises will serve as the Company’s new corporate headquarters. The Company is building out the Premises to support various cGMP activities, including research and development and small-scale manufacturing capabilities. These anticipated capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a component of, or as a back up to, elements of a potential future commercial supply chain.
The Lease commenced on January 18, 2021 (the “Lease Commencement Date”). Rent under the Lease commences on the earlier of (i) the date the Company occupies a certain portion of the Premises, as specified in the Lease, for the purposes of conducting business therein or (ii) nine months after the Lease Commencement Date, provided that the date for purposes of (ii) is subject to extension for any delay in Landlord’s delivery of the Premises to the Company in accordance with certain specifications set forth in the Lease (the “Rent Commencement Date”). The term of the Lease expires on the last day of the one hundred twenty-third calendar month after the Rent Commencement Date immediately preceding the tenth anniversary of the Lease Commencement Date (and if the Rent Commencement Date does not occur on the first day of a calendar month, the period from the Rent Commencement Date to the first day of the next calendar month shall be included in the first such month for purposes of determining the duration of the term of the Lease). The Lease provides the Company with one option to extend the term of the Lease for a period of five years, which would commence upon the expiration of the original term of the Lease, with base rent of a market rate determined according to the Lease.
The monthly base rent for the Premises will be $39 for months 1-12. Beginning with month 13 and annually thereafter, the monthly base rent will be increased by 3%. Subject to certain terms, the Lease provides that base rent will be abated for three months following the Rent Commencement Date. The Company is obligated to pay its pro rata portion of taxes and operating expenses for the building as well as maintenance and insurance for the Premises, all as provided for in the Lease.
Landlord has agreed to provide the Company with a tenant improvement allowance in an amount not to exceed $130 per rentable square foot in the Premises. Pursuant to the terms of the Lease, the Company delivered to Landlord a letter of credit in the amount of $472 in lieu of a cash security deposit as collateral for the full performance by the Company of all of its obligations under the Lease and for all losses and damages Landlord may suffer as a result of any default by the Company under the Lease.

July 2020 Aspire CSPA
From December 31, 2020 through February 10, 2021, the Company sold 4,081,633 shares of its common stock at an average price of $1.22 per share under the July 2020 Aspire CSPA for total proceeds of $5,000. As of February 10, 2021, the Company had $13,339 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
Warrant Exercises
From December 31, 2020 through February 10, 2021, warrant holders exercised 62,500 CMPO Common Warrants, 481,916 CMPO UW Warrants, and 452,093 RDO PA Warrants for total proceeds of $442.
Continued Listing Standard
On January 29, 2021, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC notifying the Company that over the previous ten consecutive business days, the closing bid price for the Company’s common stock had closed at $1.00 per share or greater. Accordingly, the Company has regained compliance with the minimum bid price requirement set forth under Nasdaq Listing Rule 5550(a)(2).

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
As of December 31, 2020, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, our principal executive and financial officers have concluded that because of the material weakness in our internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2020.
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
In our Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 2019, filed with the SEC on May 20, 2020, management concluded that our internal control over financial reporting was not effective as of December 31, 2019 because of a material weakness in internal control related to the accounting for significant and unusual transactions, due to a misapplication in the guidance on warrant accounting in connection with the warrants issued in the January 2018 Offering. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2020 as we have continued to remediate the material weakness in internal control described in this section.
We have devoted, and plan to continue to devote, significant efforts and resources to the remediation plan for the described material weakness and to the improvement of our internal control over financial reporting generally. While we have processes to identify and apply accounting guidance pertaining to significant and unusual transactions, we have enhanced the design of control activities that will better enable our understanding of the nuances of increasingly complex accounting standards and their application.
We have initiated the following changes in our internal control over financial reporting during the year ended December 31, 2020:

•expanded access to accounting research databases;
•enhanced assessment, scoping and involvement of highly qualified consultative third party professionals regarding potentially complex accounting matters; and
•hired additional personnel in our accounting department with technical expertise to assist in accounting for significant and unusual transactions.
As we continue to work to remediate this material weakness in our internal control over financial reporting, we may determine to take additional measures to address the material weakness or determine to supplement or modify certain of the remediation efforts described above. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to a transition period established by the rules of the SEC for newly public companies. We are an “emerging growth company” as defined in the JOBS Act. For as long as we remain an “emerging growth company,” we are exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting. In addition, we are also a smaller reporting company. Even if we no longer qualify as an “emerging growth company”, as long as we are a smaller reporting company that meets the revenue test in paragraph (2) or (3)(iii)(B) of Rule 12b-2, we will still be exempt from the auditor attestation requirement in the assessment of the effectiveness of our internal control over financial reporting.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
2021 Annual Meeting
Our board of directors has established May 4, 2021 as the date of our 2021 Annual Meeting of Stockholders, or the 2021 Annual Meeting. Because the date of the 2021 Annual Meeting will be held on a date that is more than 30 days before the anniversary of the 2020 Annual Meeting of Stockholders, we are informing stockholders in accordance with Rule 14a-5(f) under the Exchange Act and our bylaws of certain dates related to the 2021 Annual Meeting.
Pursuant to Rule 14a-8 under the Exchange Act, a stockholder intending to present a proposal to be included in the proxy materials for the 2021 Annual Meeting must deliver a proposal in writing to our principal executive offices no later than a reasonable time before we begin printing and mailing the proxy materials for the 2021 Annual Meeting. Under our bylaws, in order to nominate a director or bring any other business before the stockholders at the 2021 Annual Meeting that will not be included in our proxy statement, a stockholder must notify us in writing, in a timely manner. Under our bylaws, in order to be timely, in the event that the date of the annual meeting is advanced more than 30 days prior to or delayed more than 60 days after the anniversary of the preceding year’s annual meeting, notice by the stockholder must be delivered to us by the close of business on the later of (x) the 90th day prior to such annual meeting or, if later (y) the 10th day following the day on which public announcement of the date of such meeting is first made. As such, the new deadline for submission of proposals to be included in the proxy materials or otherwise to be considered at the 2021 Annual Meeting is 5:00 p.m., local time, on Saturday, March 6, 2021, which we consider to be a reasonable time before we will begin printing and mailing proxy materials and is the 10th day following the date of filing of this Annual Report.
For proposals not made in accordance with Rule 14a-8, you must comply with specific procedures set forth in our bylaws and the nomination or proposal must contain the specific information required by our bylaws. You may write to our Corporate Secretary at Novan, Inc., Attn: Corporate Secretary, 4105 Hopson Road, Morrisville, NC 27560, to deliver the notices discussed above and to request a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates pursuant to our bylaws.
In accordance with Rule 14a-8 under the Exchange Act, proposals of stockholders for the 2021 Annual Meeting will not be included in the proxy statement for the 2021 Annual Meeting unless the proposal is proper for inclusion in the proxy statement and is received by us at our principal executive offices not later than the date set forth above. While our board will consider stockholder proposals, we reserve the right to omit from the proxy statement stockholder proposals that we are not required to include under the Exchange Act, including Rule 14a-8.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Our board of directors consists of seven directors and is divided into three classes with staggered, three-year terms. The terms of office of directors in Class II will expire at our annual meeting of stockholders to be held in 2021, or the 2021 Annual Meeting and when such director’s successor is elected and qualified, or upon such director’s death, resignation or removal, and our Class II directors are expected to stand for re-election at the 2021 Annual Meeting. The terms of office of directors in Class III and Class I do not expire until our annual meetings of stockholders to be held in 2022 and 2023, respectively, and until his or her successor is elected and qualified, or until his or her death, resignation or removal.
Information about our directors, their ages as of February 10, 2021, occupations and length of board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, qualities and skills of each director that led to the conclusion that such director should serve as a member of our board of directors at this time.

Name of Director	Age	Principal Occupation	Director Since
Class I Directors:
John Palmour, Ph.D. (1)(3)	60	Vice President and Chief Technology Officer, Wolfspeed, a Cree, Inc. company	2010
Paula Brown Stafford	56	President and Chief Executive Officer, Novan, Inc.	2017

Class II Directors:
James L. Bierman (3)	68	Retired President and Chief Executive Officer, Owens & Minor, Inc.	2020
Robert A. Ingram (3)	78	General Partner, Hatteras Venture Advisors III, LLC	2011
Machelle Sanders (2)	57	Secretary of the N.C. Department of Commerce	2017

Class III Directors:
W. Kent Geer (1)(2)	66	Managing Director—Finance and Investor Relations, Med1 Ventures, LLC	2015
Robert J. Keegan (1)(2)	73	Retired Chief Executive Officer, Goodyear Tire and Rubber Co.	2016
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

Paula Brown Stafford is our President and Chief Executive Officer and was appointed as Chairman of our board of directors effective July 28, 2020. Ms. Stafford has served as our President since January 2019. Prior to her appointment as our Chief Executive Officer effective February 2, 2020, Ms. Stafford served as our Chief Operating Officer from January 2019 to February 2020 after serving as our Chief Development Officer from March 2017 to January 2019. Ms. Stafford has served as a member of our board of directors since August 2017. Prior to joining Novan, Ms. Stafford held various roles of increasing importance at Quintiles Transnational Holdings Inc. (now IQVIA Holdings Inc.), a leading multinational provider of biopharmaceutical development services and commercial outsourcing services, since 1985, including serving as President of Clinical Development from 2010 to 2015, where she was responsible for all Phase I-IV clinical development operations globally and served on the Quintiles Executive Committee. Ms. Stafford also serves as a director of Health Decisions, a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications, serves as an adjunct professor in Public Health Leadership at the Gillings School of Global Public Health at the University of North Carolina, Chapel Hill, and operates her own third-party consulting business. We believe that Ms. Stafford’s extensive experience and leadership in clinical research and pharmaceutical product development, along with her extensive executive experience, qualifies her to serve as Chairman of our board of directors.
James L Bierman was appointed to our board of directors on September 23, 2020, in connection with our board of director‘s vote to increase of the size of our board of directors from six to seven directors. Mr. Bierman served as President and Chief Executive Officer and as a member of the board of directors of Owens & Minor, Inc., a Fortune 500 company and a leading distributor of medical and surgical supplies, from September 2014 to June 2015. Previously, he served in various other senior roles at Owens & Minor, including President and Chief Operating Officer from August 2013 to September 2014, Executive Vice President and Chief Operating Officer from March 2012 to August 2013, Executive Vice President and Chief Financial Officer from April 2011 to March 2012 and Senior Vice President and Chief Financial Officer from June 2007 to April 2011. Earlier in his career, Mr. Bierman served as Executive Vice President and Chief Financial Officer at Quintiles Transnational Corp. (now IQVIA Holdings Inc.). Before joining Quintiles, Mr. Bierman was a partner with Arthur Andersen LLP from 1988 to 1998. Mr. Bierman currently serves on the board of directors of Tenet Healthcare Corporation, a public healthcare services companies listed on the New York Stock Exchange, MiMedX Group, Inc., a public biomedical company listed on the Nasdaq stock exchange, and KL Acquisition Corp., a special purpose acquisition company listed on the Nasdaq stock exchange, and previously served as Independent Lead Director on the board of directors of Team Health Holdings, Inc. We believe that Mr. Bierman’s extensive board and executive experience, particularly in the healthcare and pharmaceutical services industries, as well as his substantial public accounting experience, qualifies him to serve on our board of directors.
Robert A. Ingram has served as a member of our board of directors since 2011 and served as Executive Chairman of our board of directors until his retirement from that role effective July 28, 2020. Since 2007, he has been a general partner at Hatteras Venture Advisors III, LLC, a venture capital firm. Prior to Hatteras Venture Advisors, Mr. Ingram held the roles of Chief Executive Officer and chairman of the board of directors of Glaxo Wellcome plc until his retirement in 2009 when he became the Strategic Advisor to the Chief Executive Officer, GlaxoSmithKline plc. Mr. Ingram retired as Chairman of the board of directors of Cree, Inc., in August 2018, having served on its board of directors for ten years. Mr. Ingram currently serves as chairman of the board of directors of BioCryst Pharmaceuticals, Inc., a public pharmaceutical company listed on the Nasdaq stock exchange, chairman of the board of directors of Black Diamond Therapeutics, Inc., a public precision oncology medicine company listed on the Nasdaq stock exchange, and a member of the board of directors of HBM Healthcare Investments AG, a public Switzerland-based venture capital company listed on the SIX Swiss Exchange. We believe that Mr. Ingram’s significant experience and leadership in the pharmaceutical industry qualifies him to serve on our board of directors.
Machelle Sanders joined our board of directors in September 2017 and is a seasoned executive with over 29 years of progressive pharmaceutical and biotechnology experience. Ms. Sanders is currently serving as the Secretary of the N.C. Department of Commerce, appointed by Governor Roy Cooper in February 2021. Prior to her appointment as the Secretary of the N.C. Department of Commerce, Ms. Sanders served as Secretary of the N.C. Department of Administration after being appointed by Governor Cooper in January 2017. In the private sector, Ms. Sanders was most recently responsible for the pharmaceutical operations and technology operational strategy at Biogen, Inc., a multinational biotechnology company, as vice president of quality assurance and vice president of manufacturing and general manager from 2009 to 2015. Ms. Sanders has also held leadership positions in manufacturing, global quality assurance and quality control at Biogen, Inc., Purdue Pharmaceuticals, a pharmaceutical company, and Diosynth-Akzu Nobel, a company that develops and offers manufacturing processes for active ingredients for pharmaceutical companies. Ms. Sanders currently serves on the board of directors of Radius Health, Inc., a public biopharmaceutical company listed on the Nasdaq stock exchange. We believe that Ms. Sanders’ broad and extensive knowledge of pharmaceutical manufacturing and quality systems and leadership experience qualifies her to serve on our board of directors.
W. Kent Geer has served as a member of our board of directors since 2015 and as our Lead Independent Director since June 2017. Since 2016, Mr. Geer has served as managing director, finance and investor relations for Med1 Ventures, LLC, an early-

stage medical device development company. Since March 2020, Mr. Geer has served as contract Chief Financial Officer for EternaTear, Inc., an early-stage medical product development company. Mr. Geer was an audit partner with Ernst & Young LLP from 1989 to 2011. Beginning in 2012, Mr. Geer served as the chairman of the board of directors of PowerSecure International, Inc. until the successful sale of the company in May 2016. Mr. Geer also serves on the board of governors of North Raleigh Christian Academy. We believe that Mr. Geer’s significant experience and leadership in public accounting and the biotechnology, pharmaceutical and technology industries qualifies him to serve on our board of directors.
Robert J. Keegan has served as a member of our board of directors since 2016. Mr. Keegan held the roles of Chief Executive Officer and chairman of the board of directors of Goodyear Tire and Rubber Co. from 2003 to 2010. Most recently, he served as the non-executive chairman of the board of directors of Xerox Corporation and was an operating partner of the San Francisco-based private equity firm Friedman, Fleischer & Lowe. From 1972 to 2000, Mr. Keegan held various marketing, financial and managerial posts at Eastman Kodak, except for a two-year period from 1995 to 1997 when he worked as an executive vice president of the Avery Dennison Corporation. Mr. Keegan serves on the board of directors of the Heart Center of Duke University and the Duke Health Board of Visitors. Mr. Keegan is a partner of L&K Properties of North Carolina, LLC. We believe that Mr. Keegan’s broad business experience, executive leadership expertise and extensive knowledge of financial and operational matters qualifies him to serve on our board of directors.
Executive Officers
Certain information regarding our executive officers is set forth below as of February 10, 2021. Executive officers are appointed by our board of directors to hold office until their successors are duly appointed and qualified, or until their resignation or removal.

Name	Age	Position(s)
Paula Brown Stafford	56	President, Chief Executive Officer and Chairman of the Board of Directors
John M. Gay	44	Chief Financial Officer
For information regarding Ms. Stafford, please refer to “Directors,” above.
John M. Gay was appointed as our Chief Financial Officer effective September 23, 2020, and also serves as our principal financial officer and Corporate Secretary. He joined Novan in May of 2018 and previously held the position of Senior Director of Finance and Corporate Controller through January 2019, and Vice President, Finance and Corporate Controller from January 2019 until September 23, 2020. Prior to Novan, Mr. Gay held previous director positions, including Director of SEC Reporting, with Valassis Digital Corp. and MaxPoint Inc., from May 2014 to April 2018. Mr. Gay also served as Corporate Controller of Furiex Pharmaceuticals, Inc. from June 2010 to May 2014, including from its initial listing on the Nasdaq stock exchange through the execution of an agreement providing for the acquisition of the company by Forest Laboratories, Inc., a subsidiary of Actavis plc, in an all-cash transaction valued at approximately $1.1 billion. Prior to joining Furiex Pharmaceuticals, Inc., Mr. Gay served as Audit Senior Manager and in other roles of increasing responsibilities at Deloitte and Arthur Andersen from September 2000 to May 2010. Mr. Gay is a certified public accountant and holds Bachelor’s degrees in Economics and History, and a Master of Accounting degree from the University of North Carolina at Chapel Hill.

Audit Committee and Audit Committee Financial Experts
Our board of directors has a standing audit committee, which consists of W. Kent Geer, Robert J. Keegan and John Palmour. The chair of our audit committee is W. Kent Geer, who our board of directors has determined is an “audit committee financial expert,” as that term is defined by the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the listing standards of the Nasdaq Capital Market. Our board of directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable SEC and Nasdaq requirements. To arrive at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his experience in the corporate finance sector.

Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) and other employees. Our Code of Business Conduct and Ethics is available on the “Corporate Governance” page of the “Investor Relations” section of our website, which may be accessed by navigating to http://investors.novan.com/, by clicking the link under “Corporate Governance” and then by clicking on “Code of Business Conduct and Ethics” under “Governance Documents.” We intend to post on our website and (if required) file on Form 8-K all disclosures that are required by applicable law, the rules of the SEC or the Nasdaq listing standards, concerning any amendment to, or waiver from, our Code of Business Conduct and Ethics. However, the reference to our website does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider it to be a part of this Annual Report.
Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program with respect to the 2020 fiscal year for the individuals who served as our principal executive officer during the year and our other most highly compensated executive officer who was serving as an executive officer as of December 31, 2020. We refer to these persons as our “named executive officers” elsewhere in this Annual Report.
Our named executive officers for the 2020 fiscal year were:
•Paula Brown Stafford, Chairman, President and Chief Executive Officer and former Chief Operating Officer (prior to February 2, 2020);
•John M. Gay, Chief Financial Officer (as of September 23, 2020) and former Vice President, Finance and Corporate Controller (prior to September 23, 2020); and
•G. Kelly Martin, former Chief Executive Officer (prior to February 2, 2020)
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2020 and December 31, 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Paula Brown Stafford (5)	2020	$590,000	$299,425	$—	$230,887	$—	$8,439	$1,128,751
Chairman, President and Chief Executive Officer; Former Chief Operating Officer	2019	443,326	—	17,364	322,880	—	7,155	790,725

John M. Gay (6)	2020	293,125	110,000	—	9,849	—	4,906	417,880
Chief Financial Officer; Former Vice President, Finance and Corporate Controller	2019	245,753	—	8,103	45,457	—	10,059	309,372

G. Kelly Martin	2020	41,333	—	—	—	—	30,077	71,410
Former Chief Executive Officer	2019	480,000	—	—	—	—	59,571	539,571

(1)Amounts reflect the grant-date fair value of minimum bonus amounts established by our compensation committee for our named executive officers under our Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan, or the Performance Plan, that directly ties compensation to the performance of our common stock. Minimum bonus amounts under the Performance Plan are contingent and only become payable if the Company achieves the Performance Plan’s established share price targets of $11.17 and $25.45. See the section entitled “Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” for a further description of the Performance Plan. Performance Plan minimum bonus award fair values are estimated using a Monte Carlo simulation approach in accordance with FASB ASC Topic 718, rather than the amounts payable to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the Performance Plan awards made to our named executive officers, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in this Annual Report and “Note 1—Organization and Significant Accounting Policies” and “Note 12—Tangible Stockholder Return Plan” to the accompanying consolidated financial statements included in this Annual Report.

(2)Amounts reflect the grant-date fair value of equity-based awards granted to our named executive officers, as applicable, including: (i) stock options in 2020 and 2019; and (ii) SARs in 2020. Both stock option and SARs fair values are estimated using the Black Scholes Option Pricing Model in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the options and SARs made to our named executive officers, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in this Annual Report and “Note 1—Organization and Significant Accounting Policies” and Note 11—Stock-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report.
(3)The Company did not award performance-based cash bonuses under the Company’s Senior Executive Annual Incentive Plan in 2020 or 2019, and the Senior Executive Annual Incentive Plan expired by its terms at the Company’s 2020 Annual Meeting of Stockholders. For a description of the named executive officers’ annual bonus opportunities, please review the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Bonuses.”
(4)All other compensation includes matching contributions made under our 401(k) plan for Ms. Stafford and Mr. Gay in 2020 and 2019, premiums for executive life insurance and a housing allowance for Mr. Martin in 2020 and 2019, and payout of accrued vacation in lieu of time-off for Mr. Martin and Mr. Gay in 2019.
(5)Ms. Stafford became our President and Chief Operating Officer on a full-time basis effective January 2, 2019 and entered into a new employment agreement effective January 29, 2019, or the Stafford COO Employment Agreement, as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Paula Brown Stafford.” Ms. Stafford entered into the Amended and Restated Stafford Employment Agreement in connection with becoming our Chief Executive Officer effective February 2, 2020, as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Paula Brown Stafford.”
(6)Mr. Gay was appointed as our Chief Financial Officer effective September 23, 2020, and we entered into a new employment agreement with Mr. Gay, or the Gay Employment Agreement, as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with John M. Gay.”
Narrative to Summary Compensation Table
Elements of Compensation
During 2020, we compensated our named executive officers through a combination of base salary, cash bonuses, long-term performance-based awards under the Performance Plan and 2016 Incentive Award Plan, or the 2016 Plan, and other perquisites and benefits as described below.
Please see the section entitled “Executive Compensation—Arrangements with our Named Executive Officers” in this Annual Report for further description of each named executive officer’s employment agreement.
Annual Base Salaries
The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role(s) and responsibilities. In 2020, our named executive officers were entitled to the following total base salaries:
•Ms. Stafford was entitled to $590,000 pursuant to the Amended and Restated Stafford Employment Agreement;
•Mr. Gay was entitled to $293,125, which reflects (i) the prorated amount of Mr. Gay’s $262,500 annual base salary for services rendered from January 1, 2020 through May 31, 2020, pursuant to an increase to Mr. Gay’s employment arrangement that was approved by our compensation committee in April 2020 and retroactively applied effective January 1, 2020, and (ii) the prorated amount of Mr. Gay’s $315,000 annual base salary effective as of June 1, 2020, pursuant to the Gay Employment Agreement; and
•Mr. Martin was entitled to $41,333, which reflects the prorated amount of Mr. Martin’s $480,000 annual base salary for services rendered from January 1, 2020, through February 1, 2020, pursuant to the Martin Employment Agreement (as defined below).

Bonuses
Each named executive officer’s employment agreement (other than Mr. Martin’s) provided for certain cash bonuses for the year ended December 31, 2020, as described below:
•In 2020, the Amended and Restated Stafford Employment Agreement provided Ms. Stafford with an annual target cash bonus opportunity equal to not less than 55% and up to a maximum of 75% of her base salary, payable based on performance criteria. Our compensation committee has determined that Ms. Stafford will receive a bonus of $299,425 for the year ended December 31, 2020, after determining that certain corporate performance objectives were achieved during 2020.
•In 2020, the Gay Employment Agreement provided Mr. Gay with an annual target cash bonus opportunity equal to 35% of his base salary, payable based on performance criteria. Our compensation committee has determined that Mr. Gay will receive a bonus of $110,000 for the year ended December 31, 2020, after determining that certain corporate performance objectives were achieved during 2020.
Long-term Performance-based Compensation—Performance Plan
In August 2018, our board of directors approved and established the Performance Plan, which is a performance-based long-term incentive plan. The Performance Plan is intended to tie long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. The Performance Plan provides for employees to receive long-term incentive compensation payments only if the established stock price targets ($11.17 per share and $25.45 per share, subject to adjustment as described below) are achieved.
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
Our compensation committee has established that our named executive officers will receive the following minimum bonus amounts under the Performance Plan if the share price targets are achieved:

•In November 2018, our compensation committee established that, if the Performance Plan’s first share price target of $11.17 per share is achieved, Ms. Stafford would receive a minimum bonus amount under the Performance Plan of $500,000. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. In January 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $250,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $750,000. In June 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $500,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $1,250,000.
•In January 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $100,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $250,000. In June 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $250,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $500,000.
•In August 2018, our compensation committee established that Mr. Martin would receive certain minimum bonus amounts. Mr. Martin’s minimum bonus amount under the Performance Plan was a contingent, performance-based award that, together with Mr. Martin’s SAR Award (as defined below), was implemented by our compensation committee in lieu of a stock option or other form of equity grant and targeted to be commensurate with an equity position typically granted to the chief executive officer of comparable life sciences companies. Following his resignation in February 2020, Mr. Martin is no longer entitled to any bonus amount under the Performance Plan.
Additionally, Ms. Stafford and Mr. Gay will also be eligible for consideration for a discretionary bonus under the Performance Plan to be determined by our compensation committee in connection with each share price target being earned.
Long-term Performance-based Compensation—2016 Incentive Award Plan
We currently sponsor the 2016 Plan, for purposes of granting stock options, SARs, and other equity-based instruments to our executive officers, directors and employees.
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
In connection with entering into the Amended and Restated Stafford Employment Agreement, as discussed below, Ms. Stafford was entitled to receive 600,000 SARs, which were granted in the first quarter of 2020 following our release of top-line results of our Phase 3 molluscum clinical program. Ms. Stafford was not granted any stock options during 2020.
In April 2020, Mr. Gay received an option to purchase 34,000 shares of common stock.
Mr. Martin was not granted any stock awards during 2020.
Other Elements of Compensation
Retirement Plans
We currently maintain the Novan, Inc. 401(k) Plan, a defined contribution retirement savings plan, or the 401(k) Plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers were eligible to participate in the 401(k) Plan on the same terms as our other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. In 2020, each participant in the 401(k) Plan was eligible to receive matching contributions of up to 3% of such participant’s gross wages. These matching contributions are fully vested after one full year of employment. We believe that providing a vehicle for retirement savings though our 401(k) Plan and making matching contributions adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers.

Employee Benefits and Perquisites
All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance.
In addition to the health and welfare benefits described above, certain named executive officers participate in a company-paid executive life insurance plan. We generally do not provide any other perquisites to our named executive officers, except for certain travel and living expenses that were provided under our employment agreement with Mr. Martin prior to its expiration on February 1, 2020, as described below.
We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Outstanding Equity Awards at Fiscal Year End
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2020.

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other right that have not vested (#)	Equity Incentive Plan Awards: Payout value of unearned shares, units or other right that have not vested ($)
Paula Brown Stafford	03/20/17	(1)	54,000	—	$6.53	03/20/27
Chairman, President and Chief Executive Officer; Former Chief Operating Officer	08/25/17	(2)	30,500	—	4.27	08/14/27
	10/12/17	(3)	68,401	—	5.03	09/14/27
	02/12/18	(4)	11,809	337	3.03	02/11/28
	01/28/19	(5)	55,000	—	1.35	01/01/29
	09/06/19	(6)	130,000	—	2.68	09/05/29
	02/01/20	(7)	300,000	300,000	0.82	01/05/30
	11/13/18	(8)					(9)	$1,250,000	(8)

John M. Gay	05/31/18	(10)	8,334	4,166	3.15	05/20/28
Chief Financial Officer; Former Vice President, Finance and Corporate Controller	11/16/18	(11)	1,667	833	2.43	11/12/28
	01/28/19	(12)	11,669	23,331	1.35	01/27/29
	09/06/19	(6)	5,000	—	2.68	09/05/29
	04/06/20	(13)	34,000	—	0.37	04/06/30
	01/30/19	(14)					(9)	500,000	(14)

G. Kelly Martin (15)			—	—	—	—	—	—
Former Chief Executive Officer

(1)The option was granted under the 2016 Plan and vested six months from March 20, 2017.
(2)The option was granted under the 2016 Plan and vested in four equal quarterly installments, with the first installment vesting on September 5, 2017.
(3)The option was granted under the 2016 Plan and vested six months from vesting commencement date of September 15, 2017.
(4)The option was granted under the 2016 Plan and vests in thirty-six equal monthly installments on the first day of each month following February 12, 2018.
(5)This option was granted under the 2016 Plan, one-half vested six months from the January 2, 2019 vesting commencement date, and subsequent to the six-month anniversary of the vesting commencement date, one-twelfth vested each successive monthly anniversary following July 2, 2019.
(6)The option was granted under the 2016 Plan and vested in its entirety on June 25, 2020.
(7)The SARs were granted in connection with entering into the Amended and Restated Stafford Employment Agreement and vest in equal quarterly installments over the initial term of the agreement, such that the SARs will vest in full on December 31, 2021, subject to Ms. Stafford’s continuous service as an employee or consultant through the vesting period.
(8)The amount reflects the minimum bonus amount payable to Ms. Stafford as of December 31, 2020 under the Performance Plan if the first share price target of $11.17 per share is achieved. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. See the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” in this Annual Report for further information regarding the Performance Plan. In November 2018, our compensation committee established a minimum bonus amount under the Performance Plan of $500,000. In January 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $250,000 and in June 2019, our compensation committee established that Ms. Stafford would be entitled to an additional minimum bonus amount of $500,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $1,250,000.
(9)Minimum bonus amounts established by our compensation committee under the Performance Plan—the Performance Plan provides for the bonus pool to generally be paid in the form of cash, and awards are denominated in cash. Our compensation committee has discretion to pay any bonus award under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, provided that our board and stockholders have approved the reservation of shares of our common stock for such payment.
(10)The option was granted as an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4), and vests in three equal annual installments with the first installment vesting on May 21, 2019.
(11)The option was granted under the 2016 Plan and vests in three equal annual installments with the first installment vesting on November 13, 2019.
(12)The option was granted under the 2016 Plan and vests in three equal annual installments with the first installment vesting on January 28, 2020.
(13)The option was granted under the 2016 Plan, and one half vested on June 30, 2020, one quarter vested on September 30, 2020, and the remaining one quarter vested on December 31, 2020.
(14)The amount reflects the minimum bonus amount payable to Mr. Gay as of December 31, 2020 under the Performance Plan if the first share price target of $11.17 per share is achieved. See the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” in this Annual Report for further information regarding the Performance Plan. In November 2018, our compensation committee established a minimum bonus amount under the Performance Plan of $150,000. In January 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $100,000 and in June 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $250,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $11.17 per share of common stock to $500,000.
(15)Following his resignation in February 2020, Mr. Martin forfeited all outstanding equity awards held by him as of that time. There were no outstanding equity awards held by Mr. Martin as of December 31, 2020. Following his resignation, Mr. Martin is not entitled to any bonus amount under the Performance Plan.
Arrangements with our Named Executive Officers
We have entered into employment arrangements with our named executive officers that set forth certain terms and conditions of their employment, including base salary and employee benefits.
Arrangements with Paula Brown Stafford
As of February 2, 2020, Ms. Stafford serves as our President and Chief Executive Officer and is compensated pursuant to the Amended and Restated Stafford Employment Agreement. Pursuant to the Amended and Restated Stafford Employment Agreement, Ms. Stafford receives an annual base salary of $590,000 and is eligible to receive an annual performance-based bonus with a target bonus of 55% to 75% of her base salary. For 2019, Ms. Stafford was eligible for an annual performance-based bonus with a target bonus of 50% or more of her annual base salary. Ms. Stafford is also eligible to participate in our incentive award plans. Ms. Stafford continues to be eligible to participate in standard benefit plans as well as an executive life insurance plan, as well as for reimbursement of reasonable business expenses. In addition, our board of directors approved a stock appreciation right, or the Stafford SAR Award, for Ms. Stafford under the 2016 Plan covering 600,000 shares of our common stock. The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of our common stock were not available under the 2016 Plan or if we failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. In such event, we would have been required to pay Ms. Stafford the cash-equivalent value of the amount that would have been due and payable per the Stafford SAR Award upon any properly noticed exercise of any vested portion of the Stafford SAR Award. Such condition was satisfied, and the SARs were no longer considered to be granted on a contingent basis, as of February 1, 2020.

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
The following circumstances are considered a “double trigger” event:
    (i) a “change in control,” as defined in the Amended and Restated Stafford Employment Agreement (which incorporates the definition from the 2016 Plan), and
    (ii) Ms. Stafford is terminated from employment by the Company without cause or upon the nonrenewal by the Company of the term of the Amended and Restated Stafford Employment Agreement or by Ms. Stafford for good reason (other than due to certain changes on the Company’s board of directors) within 12 months after a change in control, subject to Ms. Stafford timely delivering an effective release of claims in the Company’s favor and her continued compliance with the Restrictive Covenants Agreement between the Company and Ms. Stafford.
Prior to the Amended and Restated Stafford Employment Agreement, Ms. Stafford served as President and Chief Operating Officer pursuant to the Stafford COO Employment Agreement. Under that agreement, Ms. Stafford received an annual base salary of $450,000 and was eligible to receive an annual performance-based bonus with a target bonus equal of 50% of her base salary. Ms. Stafford was also eligible to participate in our incentive award plans, our standard benefit plans and an executive life insurance plan, as well as for reimbursement of reasonable business expenses.
Arrangements with John M. Gay
As of September 23, 2020, Mr. Gay serves as our Chief Financial Officer and Corporate Secretary and is compensated pursuant to the Gay Employment Agreement. The Gay Employment Agreement may be terminated at-will by the Company or Mr. Gay at any time, for any or no cause or reason, and with or without prior notice. Pursuant to the Gay Employment Agreement, Mr. Gay receives an annual base salary of $315,000 (retroactively applied effective as of June 1, 2020), is eligible to receive an annual performance-based bonus with a target bonus equal to 35% of his base salary, is eligible to participate in the Company’s incentive award plans and is entitled to the maximum amount of paid time-off allowed under the Company’s policies. The Gay Employment Agreement also provides Mr. Gay with eligibility to participate in the Company’s employee benefit plans, programs and arrangements as are provided generally from time to time to all other similarly situated employees of the Company, as well as for reimbursement of reasonable business expenses.

In the event of termination of Mr. Gay’s employment by the Company without “cause” or by Mr. Gay for “good reason,” in each case not in connection with a “change in control,” with such terms as defined in the Gay Employment Agreement, then in addition to any accrued amounts and subject to Mr. Gay timely delivering an effective release of claims in the Company’s favor and continued compliance with the existing Restrictive Covenants Agreements, as defined in the Gay Employment Agreement, Mr. Gay will be entitled to receive (i) payment of an amount equal to six months of his base salary, plus a prorated annual bonus, calculated at the target bonus level for the calendar year in which the separation date occurs based on the percentage of the calendar year actually worked by Mr. Gay as of the separation date, with such amount generally to be paid in equal installments over six months in accordance with the Company’s standard payroll practices, (ii) vesting of any of Mr. Gay’s then-unvested equity awards that would have otherwise vested through the end of the calendar year in which the separation date occurs, and (iii) reimbursement of a portion of Mr. Gay’s applicable Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, premiums for up to six months after such separation date. In the event of termination of Mr. Gay’s employment by the Company without “cause” or by Mr. Gay for “good reason,” at the time of or within twelve months after a “change in control,” then in addition to any accrued amounts and subject to Mr. Gay timely delivering an effective release of claims in the Company’s favor and continued compliance with the existing Restrictive Covenants Agreements, Mr. Gay will be entitled to receive (i) payment of an amount equal to twelve months of his base salary, plus an amount equal to an annual bonus calculated at the target bonus level for the calendar year in which the separation date occurs, with such amount generally to be paid in equal installments over twelve months in accordance with the Company’s standard payroll practices, (ii) accelerated vesting of the remaining unvested portion of any and all equity awards issued to Mr. Gay as of the separation date and (iii) reimbursement of a portion of Mr. Gay’s applicable COBRA premiums for up to twelve months after such separation date. In the event of termination of Mr. Gay’s employment by the Company for “cause,” by Mr. Gay other than for “good reason,” or due to Mr. Gay’s death or “disability,” as defined in the Gay Employment Agreement, Mr. Gay will not be entitled to any additional compensation under the Gay Employment Agreement beyond any accrued amounts.
Prior to the Gay Employment Agreement (including its retroactive application effective as of June 1, 2020, of Mr. Gay’s base salary under the Gay Employment Agreement), Mr. Gay received an annual base salary of $262,500 for services rendered from January 1, 2020, through May 31, 2020, pursuant to an increase to Mr. Gay’s employment arrangement that was approved by our compensation committee in April 2020 and retroactively applied effective as of January 1, 2020. Prior to the Gay Employment Agreement, Mr. Gay was eligible to receive an annual performance-based bonus with a target bonus equal to 25% of his annual base salary. Mr. Gay was also eligible to participate in our incentive award plans and our standard benefit plans, as well as for reimbursement of reasonable business expenses.
Arrangements with G. Kelly Martin
Mr. Martin began serving as our Chief Executive Officer in April 2018, and prior to the employment agreement entered into on August 8, 2018, or the Martin Employment Agreement, he was only compensated pursuant to our Non-Employee Director Compensation Policy, as described in the section entitled “Director Compensation.”
Pursuant to the Martin Employment Agreement, Mr. Martin received an annual base salary of $480,000 and received a signing bonus in the amount of $560,000. Mr. Martin was also eligible to participate in the standard benefit plans and an executive life insurance plan, as well as for reimbursement of reasonable business expenses. In addition, we agreed to pay for or reimburse Mr. Martin for his extra living and travel expenses beginning in June 2017 associated with the fact that Mr. Martin’s primary residence is in Connecticut, and Mr. Martin was also eligible to earn awards equal to certain minimum bonus amounts, along with any discretionary awards, under and in accordance with the terms of the Performance Plan. In addition, our board of directors approved the Martin SAR Award for Mr. Martin under the 2016 Plan covering 1,000,000 shares of our common stock. This award was considered a contingent award and would have been be forfeited had we failed to obtain stockholder approval for amendments to the 2016 Plan required to permit the grant of the Martin SAR Award. In such event, we would have paid Mr. Martin the cash-equivalent value of the amount that would have been due and payable per the Martin SAR Award as of February 1, 2020. On July 31, 2019, at the Company’s 2019 Annual Meeting of Stockholders, stockholders approved an amendment to the 2016 Plan authorizing additional common shares under the 2016 Plan, and the SARs were no longer considered to be granted on a contingent basis. The SARs vested in full and expired unexercised on February 1, 2020.
The Martin Employment Agreement had a fixed term that expired on February 1, 2020, and Mr. Martin completed his service as our Chief Executive Officer after fulfilling his term. Concurrent with the end of his term as Chief Executive Officer, Mr. Martin also resigned from our board of directors, effective February 3, 2020.

Director Compensation
The following table sets forth information concerning the compensation of our directors, other than Mr. Martin (who served as a director until his resignation, effective February 3, 2020) and Ms. Stafford, for the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
James L. Bierman	$11,250	$8,256	$19,506
W. Kent Geer	98,125	12,298	110,423
Robert A. Ingram	78,152	12,298	90,450
Robert J. Keegan	74,063	12,298	86,361
John Palmour	60,938	12,298	73,236
Machelle Sanders	54,625	12,298	66,923
Eugene Sun (3)	18,187	—	18,187

(1)Amounts reflected in this column include the fees earned during the fourth quarter ended December 31, 2020, but paid in cash to the applicable director during the year ended December 31, 2021 (as of February 10, 2021), and fees earned during the fourth quarter ended December 31, 2019, but paid in cash to the applicable director during the year ended December 31, 2020.
(2)Amounts reflect the grant-date Black-Scholes value of stock awards and stock options granted during 2020, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to calculate the value of all stock awards and option awards made to our directors, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in this Annual Report and “Note 1—Organization and Significant Accounting Policies” and “Note 11—Stock-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.
(3)Dr. Eugene Sun resigned from our board of directors effective January 29, 2020. Dr. Sun’s resignation was for personal reasons and was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2020, by each director who served as a member of our board of directors during the year ended December 31, 2020, other than Mr. Martin and Ms. Stafford. No such director held any other equity awards.

Name	Options Outstanding at Fiscal Year End December 31, 2020
James L. Bierman	20,000
W. Kent Geer	123,748
Robert A. Ingram	108,498
Robert J. Keegan	108,498
John Palmour	108,498
Machelle Sanders	79,240
Eugene Sun	—
Non-Employee Director Compensation Policy
Effective October 1, 2020, we amended the Novan, Inc. Non-Employee Director Compensation Policy, or the Director Compensation Policy, for our non-employee directors that consists of annual retainer fees and equity awards that will be paid or made automatically and without further action by our board of directors. Pursuant to the Director Compensation Policy, subject to continued service on our board, (i) each non-employee director receives an annual cash retainer of $40,000; (ii) each non-employee director serving as a committee chair receives an additional annual retainer between $10,000 and $20,000; (iii) each non-employee director serving as a committee member (unless also serving as the committee chair) receives an additional annual retainer between $5,000 and $8,750, or in the event our board of directors creates a special committee, such additional cash compensation in the form of a retainer or a per meeting fee paid at the rate established by our board of directors at the time our board of directors establishes such committee; (iv) the non-employee chairman of our board of directors receives an additional annual retainer of $32,500; and (v) the lead independent director receives an additional annual retainer of $22,500. The Director Compensation Policy also provides each non-employee director with an annual equity award, contingent upon service on our board of directors as of the date of any annual meeting of our stockholders and continued service on our board of directors immediately following such annual meeting and automatically granted on the date of such annual meeting, of an option to purchase the number of shares of our common stock (at a per-share exercise price equal to the closing price per share of our common stock on the date of such annual meeting, or on the last preceding trading day if the annual meeting is not a trading day) equal to the lesser of 20,000 shares or the number of shares that have an aggregate grant-date fair value of $100,000 (as determined in accordance with ASC Topic 718, with the number of shares of our common stock underlying each such award subject to adjustment as provided in the 2016 Plan). The equity awards described in the Director Compensation Policy are granted under and subject to the terms and provisions of the 2016 Plan or any other applicable Company equity incentive plan then-maintained by the Company. Each non-employee director who is initially elected or appointed on any date other than the date of an annual meeting of stockholders will receive a prorated portion of such annual equity award for the year of such election or appointment. Notwithstanding the foregoing, our board of directors in its sole discretion may determine that the annual equity award for any year or the prorated portion of any such annual equity award, as applicable, be granted in the form of restricted stock units with equivalent value on the date of grant (with the number of shares of common stock underlying each such award not to exceed 20,000 shares and subject to adjustment as provided in the 2016 Plan). Each director equity award will vest and become exercisable in four equal quarterly installments, such that each such award shall be fully vested and exercisable on the first anniversary of the date of grant, subject to the director’s continued service on our board of directors through each applicable vesting date.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents information as of December 31, 2020, with respect to compensation plans under which shares of our common stock may be issued. The category “Equity Compensation Plans approved by security holders” in the table below consists of the 2016 Plan and the Company’s 2008 Stock Plan, or the 2008 Plan. The table does not include the Performance Plan as no shares of our common stock have been authorized for issuance under that plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and SARs		Weighted Average Exercise Price of Outstanding Options and SARs		Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		($)(b)		(c)
Equity Compensation Plans approved by security holders	2,514,464	(1)	$2.52	(2)	523,802	(3)
Equity Compensation Plans not approved by security holders (4)	87,500		3.15		-
Total	2,601,964		2.54		523,802

(1)    Includes shares of common stock issuable upon exercise of outstanding options under the 2008 Plan – 42,577 shares; and outstanding options and SARs under the 2016 Plan – 2,471,887 shares.
(2)    The weighted-average remaining contractual term (in years) was 7.99.
(3)    Includes shares remaining for future issuance under the 2016 Plan.
(4)    In May 2018, we awarded nonstatutory stock options to purchase an aggregate of 100,500 shares of common stock to newly-hired employees, not previously employees or directors of the Company, as inducements material to the individuals’ entering into employment with us within the meaning of Nasdaq Listing Rule 5635(c)(4), or the Inducement Grants. The Inducement Grants have a grant date of May 31, 2018 and an exercise price of $3.15 per share. The Inducement Grants were awarded outside of the 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with our 2016 Plan and vest over three years, subject to the employee’s continued

service as an employee or consultant through the vesting period. As of December 31, 2020, there were a total of 87,500 Inducement Grants outstanding.
SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The following table sets forth information regarding the beneficial ownership of our common stock as of February 10, 2021, by the following:
•each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
Applicable percentages are based on 150,791,150 shares outstanding on February 10, 2021, adjusted as required by rules promulgated by the SEC.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or SARs or warrants exercisable within 60 days of February 10, 2021, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Novan, Inc., 4105 Hopson Road, Morrisville, NC 27560. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
5% Stockholders:
Reedy Creek Investments LLC (1)	7,894,736	5.1%
Directors and Named Executive Officers:
Paula Brown Stafford (2)	805,740	*
John Gay (3)	112,336	*
G. Kelly Martin (4)	105,000	*
James L. Bierman (5)	10,000	*
W. Kent Geer (6)	129,576	*
Robert A. Ingram (7)	268,275	*
Robert J. Keegan (8)	161,533	*
John Palmour (9)	1,066,941	*
Machelle Sanders (10)	83,240	*
All current directors and executive officers, as a group (8 persons) (11)	2,637,641	1.7%
*    Represents beneficial ownership of less than one percent.

(1)Based solely on information reported in a Schedule 13D/A filed with the SEC on January 6, 2021, Reedy Creek is the direct owner of 3,947,368 shares of common stock and 3,947,368 shares of common stock issuable upon exercise of outstanding warrants. Mr. Donald R. Parker is the sole member of the board of managers and the President and Chief Executive Officer, Treasurer and Chief Financial Officer of Reedy Creek. The James H. Goodnight Management Trust, or the Trust, owns a majority of the equity interests in Reedy Creek and has the right to appoint a majority of the members of the board of managers of Reedy Creek. Dr. James H. Goodnight is the sole trustee of the Trust and directs the voting and investment activities of the Trust. Each of Mr. Parker, the Trust and Dr. Goodnight may be deemed to share voting and dispositive power with respect to the securities owned by Reedy Creek. As such, Mr. Parker, the Trust and Dr. Goodnight may be deemed to be the indirect beneficial owners of the securities owned by Reedy Creek. Each of Mr. Parker, the Trust and Dr. Goodnight disclaims beneficial ownership of the securities owned by Reedy Creek, except to the extent of his and, with respect to the Trust, its, pecuniary interest therein, if any. The mailing address of Reedy Creek, the Trust and each of the foregoing individuals is 100 SAS Campus Drive, Cary, NC 27513.
(2)Consists of (i) 80,693 shares of common stock held by Ms. Stafford (ii) options to purchase 350,047 shares of common stock that are exercisable within 60 days of February 10, 2021 and (iii) 375,000 SARs exercisable within 60 days of February 10, 2021.
(3)Consists of (i) 15,000 shares of common stock held by Mr. Gay, (ii) warrants to purchase 25,000 shares of common stock that are exercisable within 60 days of February 10, 2021 and (iii) options to purchase 72,336 shares of common stock that are exercisable within 60 days of February 10, 2021.
(4)Consists of 105,000 shares of common stock, of which 45,000 are held by the George Kelly Martin IRRA FBO George Kelly Martin.
(5)Consists of options to purchase 10,000 shares of common stock that are exercisable within 60 days of February 10, 2021.
(6)Consists of (i) 15,828 shares of common stock held by Mr. Geer and (ii) options to purchase 113,748 shares of common stock that are exercisable within 60 days of February 10, 2021.
(7)Consists of (i) 169,777 shares of common stock held by Mr. Ingram and (ii) options to purchase 98,498 shares of common stock that are exercisable within 60 days of February 10, 2021.
(8)Consists of (i) 63,035 shares of common stock held by the Robert J. Keegan Trust, with Mr. Keegan as trustee, and (ii) options to purchase 98,498 shares of common stock that are exercisable within 60 days of February 10, 2021.
(9)Consists of (i) 768,443 shares of common stock, of which 274,875 are held by the Palmour 2012 Irrevocable Children’s Trust, with Dr. Palmour as trustee, (ii) warrants to purchase 200,000 shares of common stock that are exercisable within 60 days of February 10, 2021 and (iii) options to purchase 98,498 shares of common stock that are exercisable within 60 days of February 10, 2021.
(10)Consists of (i) 7,000 shares of common stock held by Ms. Sanders, (ii) warrants to purchase 7,000 shares of common stock, and (iii) options to purchase 69,240 shares of common stock that are exercisable within 60 days of February 10, 2021.
(11)Consists of (i) 1,119,776 common shares held by our current executive officers and current directors, (ii) warrants to purchase 232,000 shares of common stock that are exercisable within 60 days of February 10, 2021, and (iii) options and SARs to purchase 1,285,865 shares of common stock exercisable within 60 days of February 10, 2021.
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

Certain Relationships and Related Transactions
The following includes a summary of transactions since January 1, 2018, to which we were or are to be a participant, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
2020 Registered Direct Offering
On March 24, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue, in a registered direct offering priced at the market, an aggregate of 18,604,652 shares of our common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). The purchase price for each share of common stock was $0.43, and the price for each pre-funded warrant was $0.4299. Each pre-funded warrant has an exercise price of $0.0001 per share. The pre-funded warrants are exercisable immediately upon issuance until all of the pre-funded warrants are exercised in full.
In the offering, Sabby Volatility Warrant Master Fund, Ltd., a greater than 5% stockholder at the time of the offering, purchased 6,200,000 shares of common stock and pre-funded warrants to purchase up to 2,602,326 shares of common stock for approximately $3.8 million. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 6, 2021, Sabby no longer held any of our common stock or pre-funded warrants to purchase shares of our common stock as of that date. Joseph Moglia, a greater than 5% stockholder at the time of the offering, purchased 1,000,000 shares of common stock for $430,000. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 27, 2021, Mr. Moglia was no longer a greater than 5% stockholder as of that date.
Reedy Creek Investments
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek Investments LLC, or Reedy Creek, which beneficially owns greater than 5% of our outstanding stock and holds approximately 3.9 million warrants. Pursuant to the Purchase Agreement, Reedy Creek provided funding in an initial amount of $25.0 million, which we used primarily to pursue the development, regulatory approval and commercialization activities for certain of our product candidates for certain indications, namely SB206, SB414 and SB204.
Pursuant to the Purchase Agreement, we will pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product, of any upfront fees, milestone payments, royalty payments or equivalent payments received by us pursuant to any out-license agreement for the Products in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by us to third parties pursuant to any agreements under which we have in-licensed intellectual property with respect to the Products in the United States, Mexico or Canada. Please see “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the research and development arrangements with Reedy Creek, including our obligations under this agreement.
Malin Life Sciences Holdings and Majority-owned Subsidiaries
On September 26, 2016, we completed our IPO and issued a total of 4,715,000 shares of our common stock at a public offering price of $11.00 per share, including 800,000 shares sold to Malin Life Sciences Holding Limited, or Malin, a greater than 5% stockholder at the time of our IPO.
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
Two of our directors during 2018 were also affiliated with Malin. Sean Murphy, who resigned from our board in September 2018, was an executive officer and a director of Malin, and an executive vice president of Malin Corporation plc. In addition,

Robert A. Ingram, a current member of and former Executive Chairman of our board of directors, was also a director of Malin Corporation plc until July 2018.
In August 2019, Malin Corporation plc completed the sale of its former subsidiary, Cilatus BioPharma AG, or Cilatus. Prior to this disposition, Cilatus was majority-owned by Malin Corporation plc. During the years ended December 31, 2019 and December 31, 2018, respectively, we incurred costs of $250,000 and $601,000 in relation to a development and manufacturing consulting agreement with Cilatus, while Malin was considered a related party.
KNOW Bio
In December 2015, we completed the distribution, or the Distribution, of all of the outstanding member interests of KNOW Bio, our former wholly owned subsidiary, pro rata to our stockholders. Certain of our current and former directors and executive officers, including Mr. Murphy and Nathan Stasko, who resigned from our board of directors and as our President in December 2018 and from all other positions with the Company in January 2019, as well as Malin, received equity interests in KNOW Bio as a result of the Distribution, and Mr. Murphy and Dr. Stasko both served as directors of KNOW Bio while they served as directors of the Company.
In 2017, we entered into a master development services and clinical supply agreement and related statements of work with KNOW Bio, or collectively the KNOW Bio Services Agreement. Under the KNOW Bio Services Agreement, we provided certain development and manufacturing services to KNOW Bio’s respiratory drug development subsidiary. In January 2018, upon request by KNOW Bio, we stopped performing remaining development or manufacturing services contemplated under the KNOW Bio Services Agreement after reporting revenues of $9,000 in 2018.
In October 2017, we entered into amendments to certain licensing arrangements with KNOW Bio that were originally entered at the time of the Distribution. In connection with those amendments, we will be obligated to make certain contingent payments in exchange for the rights granted under the licensing arrangements, as amended.
Health Decisions
On October 25, 2018, we announced a foundational collaboration with Health Decisions. Health Decisions is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. Our Chairman, President and Chief Executive Officer, Paula Brown Stafford, is also a stockholder and serves on the board of directors of Health Decisions.
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
Independence of Directors
Our common stock is listed on the Nasdaq Capital Market. Under the listing requirements and rules of the Nasdaq Capital Market, independent directors must comprise a majority of our board of directors, and each member of our audit committee, compensation committee and nominating and governance committee must be independent. Under the rules of the Nasdaq Capital Market, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
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
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that James L. Bierman, W. Kent Geer, Robert A. Ingram, Robert J. Keegan, John Palmour and Machelle Sanders do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of the Nasdaq Capital Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
Our board of directors determined that W. Kent Geer, Robert J. Keegan and John Palmour, each of the three members of our audit committee, satisfy the independence standards for our audit committee established by applicable SEC rules and the listing standards of the Nasdaq Capital Market and Rule 10A-3.
Our board of directors has determined that Robert J. Keegan, W. Kent Geer and Machelle Sanders, each of the three members of our compensation committee, satisfy the independence standards for our compensation committee established by applicable SEC Rules and the listing standards of the Nasdaq Capital Market, taking into consideration all factors specified in the applicable standards.
Our board of directors has determined that Robert A. Ingram, John Palmour and James L. Bierman, each of the three members of our nominating and corporate governance committee, are independent within the meaning of the applicable listing standards of the Nasdaq Capital Market.
Item 14. Principal Accountant Fees and Services.
Principal Accountant Fees and Services
The following table represents the aggregate fees and expenses for services provided by BDO USA, LLP, or BDO, our independent registered public accounting firm for the fiscal years ended December 31, 2020 and 2019.

	Fiscal Year Ended
	2020	2019
	(in thousands)
Audit Fees (1)	$310	$253
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$310	$253

1.Audit fees consist of fees billed, or expected to be billed, for professional services rendered for the audit of our consolidated annual financial statements, review of the interim consolidated financial statements, the issuance of consent and comfort letters in connection with registration statement filings with the SEC and all services that are normally provided by the accounting firm in connection with statutory and regulatory filings or engagements. Audit fees for the fiscal year ended December 31, 2020 also include additional fees related to the restatement of our historical financial statements.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)The following financial statements are included in this Annual Report:
(1)List of Financial Statements:
The financial statements required by this item are listed in Item 8, “Financial Statements and Supplementary Data” herein.
(2)List of Financial Statement Schedules:
All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or notes thereto.
(3)List of Exhibits.

			INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.1	September 27, 2016
3.2	Amended and Restated Bylaws of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.2	September 27, 2016
4.1	Form of Common Stock Certificate.		S-1/A	333-213276	4.1	September 8, 2016
4.2	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.3	Warrant Agreement, by and between Novan, Inc. and American Stock Transfer & Trust Company, LLC, dated January 9, 2018 and Form of Warrant.		8-K	001-37880	4.1	January 9, 2018
4.4	Registration Rights Agreement, dated August 30, 2019, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	4.1	September 5, 2019
4.5	Registration Rights Agreement, dated June 15, 2020, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	4.1	June 17, 2020
4.6	Registration Rights Agreement, dated July 21, 2020, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	4.1	July 22, 2020
4.7	Form of March 2020 Public Offering Common Warrant.		8-K	001-37880	4.1	March 3, 2020
4.8	Form of March 2020 Public Offering Pre-Funded Warrant.		8-K	001-37880	4.2	March 3, 2020
4.9	Form of March 2020 Public Offering Underwriter Warrant.		8-K	001-37880	4.3	March 3, 2020
4.10	Form of March 2020 Registered Direct Offering Pre-Funded Warrant.		8-K	001-37880	4.1	March 26, 2020
4.11	Form of March 2020 Registered Direct Offering Placement Agent Warrant.		8-K	001-37880	4.2	March 26, 2020

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	#	Form of Director and Executive Officer Indemnification Agreement.		10-Q	001-37880	10.6	October 30, 2020
10.2	#	2008 Stock Plan, as amended, and form of option agreements thereunder.		S-1	333-213276	10.2	August 24, 2016
10.3	#	2016 Incentive Award Plan, as amended and restated.		8-K	001-37880	10.1	August 6, 2019
10.4	#	Tangible Stockholder Return Plan, dated August 2, 2018 (as amended and restated November 2, 2018).		10-Q	001-37880	10.4	November 5, 2018
10.5	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.1	November 14, 2016
10.6	#	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.2	November 14, 2016
10.7	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Non-Employee Directors under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.3	November 14, 2016
10.8	#	Form of Employment Inducement Stock Option Agreement		10-Q	001-37880	10.3	August 8, 2018
10.9	#	Employment Agreement, dated March 16, 2017, by and between Novan, Inc. and Paula Brown Stafford, as amended October 12, 2017 and March 14, 2018.		10-K	001-37880	10.16	March 27, 2018
10.10	#	Employment Agreement, dated January 29, 2019, by and between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.14	March 27, 2019
10.11	#	Amended and Restated Employment Agreement dated December 17, 2019, by and between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.12	February 24, 2020
10.12	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.13	February 24, 2020
10.13	#	Employment Agreement, dated September 23, 2020, by and between Novan, Inc. and John M. Gay.		8-K	001-37880	10.2	September 24, 2020
10.14	#	Employment Agreement, dated August 8, 2018, by and between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.2	November 5, 2018

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.15	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and G. Kelly Martin.		10-Q	001-37880	10.3	November 5, 2018
10.16	#	Non-Employee Director Compensation Policy.		8-K	001-37880	10.1	September 24, 2020
10.17	†	Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012, and as amended on November 30, 2012.		S-1/A	333-213276	10.7	September 8, 2016
10.18	†	Second Amendment, dated April 12, 2016, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-Q	001-37880	10.4	November 14, 2016
10.19	†	Third Amendment, dated November 1, 2018, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-K	001-37880	10.23	March 27, 2019
10.20	†	UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.8	August 24, 2016
10.21	†	First Amendment, dated October 13, 2017, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.21	March 27, 2018
10.22	†	Second Amendment, dated November 2, 2018, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.26	March 27, 2019
10.23	†	Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.9	August 24, 2016
10.24	†	First Amendment, dated October 13, 2017, to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.23	March 27, 2018
10.25	†	Second Amendment, dated November 2, 2018 to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.29	March 27, 2019
10.26	†	License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.17	March 20, 2017

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.27	†	First Amendment, dated January 12, 2017 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.18	March 20, 2017
10.28	†	Second Amendment, dated October 5, 2018 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-Q	001-37880	10.1	November 5, 2018
10.29	††	Royalty and Milestone Payments Purchase Agreement, dated April 29, 2019, by and between Novan, Inc. and Reedy Creek Investments LLC.		10-Q	001-37880	10.1	August 13, 2019
10.30	††	Development Funding and Royalties Agreement, dated May 4, 2019, by and between Novan, Inc. and Ligand Pharmaceuticals Incorporated.		10-Q	001-37880	10.2	August 13, 2019
10.31		Common Stock Purchase Agreement, dated August 30, 2019, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	September 5, 2019
10.32		Common Stock Purchase Agreement, dated June 15, 2020, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	June 17, 2020
10.33		Common Stock Purchase Agreement, dated July 21, 2020, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	July 22, 2020
10.34		Form of Securities Purchase Agreement, dated March 24, 2020, by and between the Company and each Purchaser thereto.		8-K	001-37880	10.1	March 26, 2020
10.35		Paycheck Protection Program Term Note, dated April 22, 2020, in favor of PNC Bank, National Association.		8-K	001-37880	10.1	April 23, 2020
10.36		Letter Amendment, dated August 20, 2020, to the Paycheck Protection Term Note, dated April 22, 2020, in favor of PNC Bank, National Association.		10-Q	001-37880	10.1	October 30, 2020
23.1		Consent of BDO USA, LLP.	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††	Portions of this exhibit have been omitted pursuant to Rule 601(b)(2) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the Registrant if publicly disclosed.
#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novan, Inc.

Date: February 24, 2021	By:	/s/ Paula Brown Stafford
Paula Brown Stafford
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Paula Brown Stafford	Chairman, President, Chief Executive Officer (Principal Executive Officer)	February 24, 2021
Paula Brown Stafford
/s/ John M. Gay	Chief Financial Officer (Principal Financial Officer)	February 24, 2021
John M. Gay
/s/ Andrew J. Novak	Vice President, Accounting and Business Operations (Principal Accounting Officer)	February 24, 2021
Andrew J. Novak
/s/ James L. Bierman	Director	February 24, 2021
James L. Bierman
/s/ W. Kent Geer	Director	February 24, 2021
W. Kent Geer
/s/ Robert A. Ingram	Director	February 24, 2021
Robert A. Ingram
/s/ Robert J. Keegan	Director	February 24, 2021
Robert J. Keegan
/s/ John Palmour	Director	February 24, 2021
John Palmour
/s/ Machelle Sanders	Director	February 24, 2021
Machelle Sanders