Form 10-Q
period 2021-03-31
Novan, Inc.
filed 2021-05-11
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission File Number 001-37880

Novan, Inc.
(Exact name of registrant as specified in its charter)

Delaware		20-4427682
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4020 Stirrup Creek Drive, Suite 110
Durham,	North Carolina	27703
(Address of principal executive offices)		(Zip Code)
(919) 485-8080
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	NOVN	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 4, 2021, there were 151,707,150 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$32,661	$35,879
Contracts and grants receivable	4,563	4,863
Prepaid insurance	1,239	1,818
Prepaid expenses and other current assets	964	1,333
Other current asset related to leasing arrangement, net	1,637	—
Assets held for sale	114	114
Total current assets	41,178	44,007
Restricted cash	472	—
Intangible assets	75	75
Other assets	321	341
Property and equipment, net	3,493	2,406
Right-of-use lease assets	1,444	—
Total assets	$46,983	$46,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,001	$1,192
Accrued compensation	507	1,154
Accrued outside research and development services	996	930
Accrued legal and professional fees	215	168
Other accrued expenses	1,071	801
Deferred revenue, current portion	2,990	2,990
Paycheck Protection Program loan, current portion	836	478
Research and development service obligation liability, current portion	969	987
Total current liabilities	8,585	8,700
Deferred revenue, net of current portion	7,834	8,238
Paycheck Protection Program loan, net of current portion	120	478
Lease liabilities	3,120	—
Research and development service obligation liability, net of current portion	649	649
Research and development funding arrangement liability	25,000	25,000
Other long-term liabilities	825	787
Total liabilities	46,133	43,852
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 151,662,650 and 145,709,591 shares issued as of March 31, 2021 and December 31, 2020, respectively; 151,653,150 and 145,700,091 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	15	14
Additional paid-in capital	259,219	252,395
Treasury stock at cost, 9,500 shares as of March 31, 2021 and December 31, 2020	(155)	(155)
Accumulated deficit	(258,229)	(249,277)
Total stockholders’ equity	850	2,977
Total liabilities and stockholders’ equity	$46,983	$46,829

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
License and collaboration revenue	$747	$1,024
Government research contracts and grants revenue	72	189
Total revenue	819	1,213
Operating expenses:
Research and development	6,418	4,916
General and administrative	2,686	2,507
Total operating expenses	9,104	7,423
Operating loss	(8,285)	(6,210)
Other (expense) income, net:
Interest income	3	35
Other (expense) income	(670)	8
Total other (expense) income, net	(667)	43
Net loss and comprehensive loss	$(8,952)	$(6,167)
Net loss per share, basic and diluted	$(0.06)	$(0.17)
Weighted-average common shares outstanding, basic and diluted	150,028,864	37,043,876

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2021
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2020	145,700,091	$14	$252,395	$(155)	$(249,277)	$2,977
Stock-based compensation	—	—	36	—	—	36
Exercise of common stock warrants	996,509	—	442	—	—	442
Common stock issued pursuant to common stock purchase agreement	4,931,633	1	6,333	—	—	6,334
Exercise of stock options	24,917	—	13	—	—	13
Net loss	—	—	—	—	(8,952)	(8,952)
Balance as of March 31, 2021	151,653,150	$15	$259,219	$(155)	$(258,229)	$850

	Three Months Ended March 31, 2020
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2019	26,734,800	$3	$197,853	$(155)	$(219,984)	$(22,283)
Stock-based compensation	—	—	385	—	—	385
Common stock and pre-funded warrants issued pursuant to public offering, net	15,498,602	2	5,156	—	—	5,158
Exercise of pre-funded warrants related to public offering	4,333,334	—	—	—	—	—
Common stock and pre-funded warrants issued pursuant to registered direct offering, net	10,550,000	1	7,224	—	—	7,225
Exercise of pre-funded warrants related to registered direct offering	4,602,326	—	—	—	—	—
Exercise of common stock warrants	9,600,000	1	2,879	—	—	2,880
Common stock issued pursuant to common stock purchase agreement	700,000	—	442	—	—	442
Net loss	—	—	—	—	(6,167)	(6,167)
Balance as of March 31, 2020	72,019,062	$7	$213,939	$(155)	$(226,151)	$(12,360)

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(8,952)	$(6,167)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	57	495
Stock-based compensation	80	272
Foreign currency transaction (gain) loss	669	—
Loss on disposal and write-offs of property and equipment	—	44
Changes in operating assets and liabilities:
Contracts and grants receivable	(43)	230
Prepaid insurance, prepaid expenses and other current assets	948	125
Accounts payable	(226)	(692)
Accrued compensation	(647)	670
Accrued outside research and development services	66	915
Accrued legal and professional fees	47	(508)
Other accrued expenses	103	(52)
Deferred revenue	(747)	(1,143)
Research and development service obligation liabilities	(18)	(1,513)
Other long-term assets and liabilities	62	(114)
Net cash used in operating activities	(8,601)	(7,438)
Cash flow from investing activities:
Purchases of property and equipment	(934)	(352)
Proceeds from the sale of property and equipment	—	15
Net cash used in investing activities	(934)	(337)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	—	12,577
Proceeds from exercise of common stock warrants	442	2,880
Proceeds from issuance of common stock under common stock purchase agreement	6,334	442
Payments related to public offering costs	—	(26)
Payments of offering costs related to registration statement	—	(25)
Proceeds from exercise of stock options	13	—
Net cash provided by financing activities	6,789	15,848
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,746)	8,073
Cash, cash equivalents and restricted cash as of beginning of period	35,879	14,251
Cash, cash equivalents and restricted cash as of end of period	$33,133	$22,324

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$592	$6
Right-of-use assets obtained in exchange for lease liabilities	$1,444	$—
Deferred offering costs in accounts payable and accrued expenses	$—	$152
Deferred offering costs reclassified to additional paid-in capital	$—	$16

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$32,661	$21,785
Restricted cash included in noncurrent assets	472	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$33,133	$22,324

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
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The December 31, 2020 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Additionally, the Company’s independent registered public accounting firm report for the December 31, 2020 financial statements included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.
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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•The Company has reported a net loss in all fiscal periods since inception and, as of March 31, 2021, the Company had an accumulated deficit of $258,229.
•As of March 31, 2021, the Company had a total cash and cash equivalents balance of $32,661.
•As described in Note 10—Stockholders’ Equity (Deficit), in July 2020 the Company entered into a common stock purchase agreement (the “July 2020 Aspire CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”). The July 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of June 15, 2020, between the Company and Aspire Capital (the “June 2020 Aspire CSPA”), which was fully utilized. During the three months ended March 31, 2021, the Company received aggregate net proceeds of $6,334 from the July 2020 Aspire CSPA and, as of March 31, 2021, had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
•As described in Note 10—Stockholders’ Equity (Deficit), in early March 2020 the Company completed a public offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and common warrants to purchase common stock pursuant to the Company’s then effective shelf registration statement (the “March 2020 Public Offering”). Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. The

Company has also received proceeds from the exercise of common warrants issued in the March 2020 Public Offering of approximately $5,557 through March 31, 2021.
•As described in Note 10—Stockholders’ Equity (Deficit), in late March 2020 the Company completed a registered direct offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) pursuant to the Company’s then-effective shelf registration statement (the “March 2020 Registered Direct Offering”). Net proceeds from the offering were approximately $7,225 after deducting fees and commissions and offering expenses of approximately $774.
•The Company anticipates that it will continue to generate losses for the foreseeable future, and it expects the losses to increase as it continues the development of, and seeks regulatory approvals for, its product candidates and potentially begins commercialization activities.
•The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company, coupled with uncertainty regarding the top-line efficacy results expected in the pivotal Phase 3 trial for SB206 as a treatment for molluscum contagiosum (“molluscum”, and such trial, the “B-SIMPLE4 Phase 3 trial”), which are currently targeted before the end of the second quarter of 2021, raise substantial doubt about its ability to continue as a going concern.
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
The Company believes that its existing cash and cash equivalents balance as of March 31, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide it with adequate liquidity to fund its planned operating needs into the first quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) preparatory costs associated with the anticipated continued regulatory progression of SB206; (iii) development activities in certain priority therapeutic areas, including infectious disease (Coronaviridae (COVID-19)) and companion animal health; (iv) conducting drug manufacturing capability transfer activities to external third-party contract manufacturing organizations (“CMOs”), including a drug delivery device technology enhancement project; and (v) certain build-out and manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing at its new corporate headquarters, but excludes any potential costs associated with other late-stage clinical development programs and proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. The Company may decide to revise its development and operating plans or the related timing, depending on information it learns through its research and development activities, the impact of outside factors such as the COVID-19 pandemic, its ability to enter into strategic arrangements, its ability to access additional capital and its financial priorities.
The Company will need significant additional funding to continue its operating activities and make further advancements in its product development programs beyond those currently included in its operating forecast and related cash projection. The Company does not currently have sufficient funds to complete development and commercialization of any of its product candidates. The inability of the Company to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company needs and intends to pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s equity issuances during the year ended December 31, 2020, and the three months ended March 31, 2021, have resulted in significant dilution to its existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to the Company’s existing stockholders.

As of March 31, 2021 the Company had 151,653,150 shares of common stock outstanding. In addition, as of March 31, 2021, the Company had reserved 15,856,608 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock; (ii) outstanding stock options and stock appreciation rights; and (iii) future issuance under the 2016 Incentive Award Plan. As of December 31, 2020, the Company had 145,700,091 shares of its common stock outstanding, with an additional 16,903,031 reserved for future issuance. The Company’s common stock consists of 200,000,000 authorized shares as of March 31, 2021 and December 31, 2020.
At the Annual Meeting held on May 4, 2021, the Company’s stockholders did not approve the proposal to amend the Company’s restated certificate of incorporation to increase the total number of authorized shares of its common stock from 200,000,000 to 250,000,000 shares. Because the Company’s stockholders did not approve an increase in authorized shares, without implementing a potential reverse stock split that would reduce the number of outstanding shares of its common stock and thereby increase the shares available for issuance, the Company may not have the ability to raise additional capital as needed to support development, regulatory approval and potential commercialization of its product candidates.
See Note 14—Subsequent Events regarding the Annual Meeting held on May 4, 2021 and the proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of the Company’s common stock.
Rather than raising additional capital, or if the Company is unable to raise additional capital on terms acceptable to the Company or at all, the Company may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of its assets, such as a sale of its dermatology platform assets, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to the Company. Under these circumstances, the Company could instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
COVID-19
In December 2019, the novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes novel coronavirus disease 2019 (“COVID-19”) was reported in China, and in March 2020, the World Health Organization declared it a pandemic. The extent to which COVID-19 and global efforts to contain its spread will impact the Company’s business including its operations, preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic, the availability and effectiveness of vaccines in preventing the spread of COVID-19 (including its variant strains), and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19. The timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 trial, and, while the Company enrolled and dosed the first patient in the trial in September 2020 and fully enrolled the trial in the first quarter of 2021, the Company plans to continue to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial. Despite disruptions to the Company’s business operations and the business operations of third parties on which the Company relies, the COVID-19 pandemic has not significantly impacted the Company’s operating results and financial condition to date. However, at this time, the extent to which COVID-19 may impact the Company’s financial condition or results of operations in the future is uncertain.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position and its results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 2020 set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.
Reclassifications
Certain amounts in the Company’s consolidated balance sheet as of December 31, 2020 have been reclassified to conform to current presentation related to deferred offering costs in the amount of $58 being included with prepaid expenses and other current assets. These reclassifications had no impact on the Company’s consolidated current assets or on the consolidated statements of operations and comprehensive loss or cash flows for the year ended December 31, 2020.
Restricted Cash
Restricted cash as of March 31, 2021 includes funds maintained in a deposit account to secure a letter of credit for the benefit of the TBC Landlord (as defined below). See Note 8—Commitments and Contingencies for further information regarding the letter of credit and the TBC Lease (as defined below).
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three months ended March 31, 2021 and March 31, 2020 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	March 31,
	2021	2020
Warrants to purchase common stock (Note 10)	12,780,756	22,636,432
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	1,922,522	2,010,603
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	610,000	600,000
Inducement stock options outstanding (Note 11)	62,503	96,167
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
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $747, or approximately 91% of total revenue, and $1,024, or approximately 84% of total revenue during the three months ended March 31, 2021 and 2020, respectively.
Recently Issued Accounting Standards
Accounting Pronouncements Adopted
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This guidance is intended to improve consistent application of and simplify the accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and clarifies and amends existing guidance. This standard is effective for annual reporting periods beginning after December 15, 2020, including interim reporting periods within those annual reporting periods, with early adoption permitted. This ASU was effective for the Company as of January 1, 2021. The adoption of this new accounting guidance did not have a material impact on the Company’s condensed consolidated financial statements.
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
Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from the University of North Carolina at Chapel Hill (“UNC”) under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the three months ended March 31, 2021 and 2020.
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
The Company is required to make payments based upon achievement of certain milestones and will be required to make royalty payments based on a percentage of future sales of covered products or a percentage of sublicensing revenue. As future royalty payments are directly related to future revenues (either sales or sublicensing), future commitments cannot be determined. No accrual for future payments under these agreements has been recorded, as the Company cannot estimate if, when or in what amount payments may become due.
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

The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to March 31, 2021; or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:
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
The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2020	$4,843	$16,071	$11,228

March 31, 2021	$4,500	$15,324	$10,824

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2020	$2,990	$8,238	$11,228

March 31, 2021	$2,990	$7,834	$10,824
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset).
The change in the net deferred revenue balance during the three months ended March 31, 2021 was associated with (i) the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue); and (ii) the impact of foreign currency exchange rate fluctuations. As of March 31, 2021 and December 31, 2020, the Company had an unconditional right to receive consideration of $4,500 and $4,843, respectively, based on a time-based developmental milestone payment that became due and payable as of December 31, 2020. Therefore, as of March 31, 2021 and December 31, 2020, the Company presented this milestone payment in contracts and grants receivable within its condensed consolidated balance sheets.
During the three months ended March 31, 2021 and 2020, the Company recognized $747 and $1,024, respectively, in license and collaboration revenue under this agreement. During the three months ended March 31, 2021, the Company recognized $686 related to foreign currency adjustments related to the contract asset and contract receivable, presented within other expense, net within the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of March 31, 2021 and therefore, is currently fully constrained and excluded from the transaction price.
The Company evaluated the timing of delivery for its performance obligation and concluded that a time-based input method is most appropriate because Sato is accessing and benefiting from the intellectual property and technology (the predominant items of the combined performance obligation) ratably over the duration of Sato’s estimated development period in Japan. Although the Company concluded that the intellectual property is functional rather than symbolic, the services provided under the performance obligation are provided over time. Therefore, the allocated transaction price will be recognized using a time-based input method that results in straight-line recognition over the Company’s performance period.
The Company monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. During the third quarter of 2020, Sato prepared, and the Company reviewed, an SB206 Japanese development program timeline that supported a 7.5 year performance period estimate completing in the third quarter of 2024. The SB204 Japanese development plan and program timeline was not presented and remains under evaluation by the Company and Sato. Currently, the Company understands that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206.
In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, the Company concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred. The Company estimates the program timeline to be extended by 1.75 years from its previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.
This estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The combined SB204 and SB206 development program timeline in Japan is continuously reevaluated by Sato and the Company, and may potentially be further affected by various factors, including: (i) the analyses, assessments and decisions made by the joint development committee and the applicable regulatory authorities, which will influence and establish the combined SB204 and SB206 Japan development program plan; (ii) the remaining timeline and expected top-line efficacy results, currently targeted before the end of the second quarter of 2021, from the B-SIMPLE4 Phase 3 trial in the United States, which has been and may be further impacted by the COVID-19 pandemic; (iii) the API and drug product supply chain progression, including the Company’s build-out of further in-house drug manufacturing capabilities; (iv) the Company’s manufacturing technology transfer projects with third-party CMOs; and (v) a drug delivery device technology enhancement project with a technology manufacturing vendor.
If the duration of the combined SB204 and SB206 development program timeline is further affected by the establishment of or subsequent adjustments to, as applicable, the mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
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
Performance Obligations under the Amended Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of March 31, 2021 was $10,824. The Company expects to recognize approximately 20% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Amended Sato Agreement that are contingent upon future sales.
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
In February 2020, following the successful progression of the NIH Phase 1 Grant, the Company was awarded a Phase 2 federal grant of approximately $997 from the NIH (the “NIH Phase 2 Grant”) that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. The NIH Phase 2 Grant funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company was awarded additional funding of $126 in March 2021 and may be eligible to receive additional funding as part of the NIH Phase 2 Grant, all of which was or will be subject to availability of NIH funds and satisfactory progress of the project. Revenue recognized under the NIH Phase 1 Grant and NIH Phase 2 Grant was $62 and $24 during the three months ended March 31, 2021 and 2020, respectively.
In September 2019, the Company received a grant from the United States Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant supports the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant supports the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $10 and $165 during the three months ended March 31, 2021 and 2020, respectively.

Note 6: Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, the Company entered into a royalty and milestone payments purchase agreement (the “Purchase Agreement”) with Reedy Creek Investments LLC (“Reedy Creek”), pursuant to which Reedy Creek provided funding to the Company in an initial amount of $25,000, for the Company to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, a topical anti-viral gel being developed for the treatment of molluscum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis.
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
The Company determined that the Reedy Creek Purchase Agreement is within the scope of Accounting Standards Codification (“ASC”) 730-20, Research and Development Arrangements. The Company concluded that there has not been a substantive and genuine transfer of risk related to the Purchase Agreement as (i) Reedy Creek has the opportunity to recover its investment regardless of the outcome of the research and development programs within the scope of the agreement (prior to commercialization of any in scope assets through potential out-licensing agreements and related potential future milestone payments); and (ii) there is a presumption that the Company is obligated to pay Reedy Creek amounts equal to its investment based on the related party relationship at the time the parties entered into the Purchase Agreement. The Purchase Agreement is a broad funding arrangement, due to (i) the multi-asset, or portfolio approach including three developmental assets that are within the scope of the arrangement; and (ii) Reedy Creek’s approximate 5% ownership of the outstanding shares of common stock of the Company at the time of entry into the Purchase Agreement.
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
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, the Company entered into a development funding and royalties agreement (the “Funding Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), pursuant to which Ligand provided funding to the Company of $12,000, for the Company to use to pursue the development and regulatory approval of SB206, a topical anti-viral gel being developed for the treatment of molluscum.
Pursuant to the Funding Agreement, the Company will pay Ligand up to $20,000 in milestone payments upon the achievement by the Company of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the API for the Company’s clinical stage product candidates, for the treatment of molluscum. In addition to the milestone payments, the Company will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of such products in the United States, Mexico or Canada.

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
As such, the Company concluded that the appropriate accounting treatment under ASC 730-20 was to record the initial proceeds of $12,000, as a liability and as restricted cash on its condensed consolidated balance sheet, as the funds could only be used for the progression of SB206.
The Company amortizes the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs incurred by the Company during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States. The ratable Ligand funding is presented within the accompanying condensed consolidated statements of operations and comprehensive loss as an offset to research and development expenses associated with the SB206 program. During the three months ended June 30, 2020, the Company completed a reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval, including consideration of how such estimated costs may potentially be affected by various regulatory, clinical development, and drug manufacturing and supply factors. During this reassessment, the Company concluded that the incremental costs associated with the conduct of the B-SIMPLE4 Phase 3 trial would be excluded from the total cost basis used to amortize the liability because they were not contemplated within the Funding Agreement. The reassessment also concluded that the other projected costs to progress SB206 to a planned regulatory approval in the United States, most of which are regulatory costs associated with the NDA submission process, did not materially change and did not have a material effect on the amortization of the liability.
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
For the three months ended March 31, 2021 and 2020, the Company recorded $18 and $1,513, respectively, as contra-research and development expense related to the SB206 developmental program, funded by Ligand.
Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	March 31, 2021	December 31, 2020
Computer equipment	$67	$67
Furniture and fixtures	34	34
Laboratory equipment	3,210	2,930
Office equipment	137	72
Leasehold improvements	1,362	562
Property and equipment, gross	4,810	3,665
Less: Accumulated depreciation and amortization	(1,317)	(1,259)
Total property and equipment, net	$3,493	$2,406
Depreciation and amortization expense was $57 and $495 for the three months ended March 31, 2021 and 2020, respectively.
During the second quarter of 2020, the Company met the relevant criteria for reporting certain property and equipment as held for sale on June 29, 2020, and as a result, the Company stopped recording depreciation expense on that date, assessed the property and equipment assets for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment, and reclassified the remaining carrying value of the assets held for sale as current assets in its condensed consolidated balance sheets as of June 30, 2020. Certain events and transactions occurred during the third quarter of 2020 that resulted in the disposition of assets and liabilities within the Company’s various disposal and asset groups, including the disposition of all assets and liabilities within the Company’s facility asset group on July 16, 2020 in conjunction with the lease termination transaction described in Note 8—Commitments and Contingencies. As of March 31, 2021, the Company had $114 of disposal group carrying value remaining, which continues to be classified as assets held for sale in the accompanying condensed consolidated balance sheets. This disposal group and related assets are certain manufacturing and laboratory equipment associated with the Company’s previous large scale drug manufacturing capability, which is being sold over time through a consignment seller.
As of March 31, 2021 and December 31, 2020, the Company had goods and services associated with the planning, design and build-out of its new facility of $540 and $365, respectively, which is included in other accrued expenses in other current liabilities in the accompanying condensed consolidated financial statements.
Note 8: Commitments and Contingencies
Lease Obligations
The Company leases office space and certain equipment under non-cancelable lease agreements.
In accordance with ASC 842, Leases (Topic 842), arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if available, otherwise at the Company’s incremental borrowing rate. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.
In calculating the right-of-use asset and lease liability, the Company elected, and has in practice, historically combined lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.
Hopson Road Facility Lease
In August 2015, the Company entered into a lease agreement for approximately 51,000 rentable square feet of facility space in Morrisville, North Carolina, commencing in April 2016 (the “Hopson Road Facility Lease”).
On July 16, 2020, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with Durham Hopson, LLC (as successor-in-interest to Durham Hopson Road, LLC) (the “Landlord”), which provided for the early termination of the Hopson Road Facility Lease, subject to certain conditions. Pursuant to the terms of the Termination Agreement, the Hopson Road Facility Lease was terminated in connection with the Landlord entering into a lease with an unrelated third party (the “New Tenant”) for the premises in the building covered by the Hopson Road Facility Lease (the “New Tenant Lease”), which commenced on July 16, 2020.
In connection with the termination of the Hopson Road Facility Lease pursuant to the Termination Agreement, the Company entered into a sublease agreement, which was effective upon the termination of the Hopson Road Facility Lease and the commencement of the New Tenant Lease, through which the Company began to sublease from the New Tenant approximately 12,000 square feet (reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by the Hopson Road Facility Lease (the “Sublease”). The New Tenant and the Landlord entering into the New Tenant Lease was a condition precedent to the effectiveness of the termination of the Hopson Road Facility Lease pursuant to the Termination Agreement, and, in connection with the termination of the Hopson Road Facility Lease, the Landlord consented to the Sublease. The Company decommissioned and physically exited the premises covered by the Sublease during the three months ended March 31, 2021, and the Sublease’s material terms expired on March 31, 2021.
Triangle Business Center Facility Lease
On January 18, 2021, the Company entered into a Lease, dated as of January 18, 2021, as amended as of March 18, 2021 (the “TBC Lease”), by and between the Company and Copper II 2020, LLC (the “TBC Landlord”), pursuant to which the Company will lease 15,623 rentable square feet located at a new location (the “Premises”). The Premises will serve as the Company’s new corporate headquarters. The Company is building out the Premises to support various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a primary, or secondary backup, component of a potential future commercial supply chain.
The TBC Lease commenced on January 18, 2021 (the “Lease Commencement Date”). Rent under the TBC Lease commences on the earlier of (i) the date the Company occupies a certain portion of the Premises, as specified in the TBC Lease, for the purposes of conducting business therein, or (ii) nine months after the Lease Commencement Date, provided that the date for purposes of (ii) is subject to extension for any delay in the TBC Landlord’s delivery of the Premises to the Company in accordance with certain specifications set forth in the TBC Lease (the “Rent Commencement Date”). The term of the TBC Lease expires on the last day of the one hundred twenty-third calendar month after the Rent Commencement Date immediately preceding the tenth anniversary of the Lease Commencement Date (and if the Rent Commencement Date does not occur on the first day of a calendar month, the period from the Rent Commencement Date to the first day of the next calendar month shall be included in the first such month for purposes of determining the duration of the term of the TBC Lease). The TBC Lease provides the Company with one option to extend the term of the TBC Lease for a period of five years, which would commence upon the expiration of the original term of the TBC Lease, with base rent of a market rate determined according to the TBC Lease; however, the renewal period was not included in the calculation of the lease obligation as the Company determined it was not reasonably certain to exercise the renewal option.
The monthly base rent for the Premises will be approximately $40 for months 1-12. Beginning with month 13 and annually thereafter, the monthly base rent will be increased by 3%. Subject to certain terms, the TBC Lease provides that base rent will be abated for three months following the Rent Commencement Date. The Company is obligated to pay its pro-rata portion of taxes and operating expenses for the building as well as maintenance and insurance for the Premises, all as provided for in the TBC Lease.
The TBC Landlord has agreed to provide the Company with a tenant improvement allowance in an amount not to exceed $130 per rentable square foot, totaling approximately $2,031. The tenant improvement allowance will be paid over four equal installments corresponding with work performed by the Company. Pursuant to the terms of the TBC Lease, the Company delivered to the TBC Landlord a letter of credit in the amount of $472 as collateral for the full performance by the Company of all of its obligations under the TBC Lease and for all losses and damages the TBC Landlord may suffer as a result of any default by the Company under the TBC Lease. Cash funds maintained in a separate deposit account at the Company’s financial institution to fully secure the letter of credit are presented as restricted cash in non-current assets on the accompanying condensed consolidated balance sheets.
Rent expense, including both short-term and variable lease components associated with the Hopson Road Facility Lease and the TBC Lease, as applicable, was $145 and $224 for the three months ended March 31, 2021 and 2020, respectively.
The weighted average remaining lease term for the TBC Lease and weighted average discount rate for the TBC Lease are 10.75 years and 8.35%, respectively, as of March 31, 2021.
Future net minimum lease payments as of March 31, 2021 were as follows:

Maturity of Lease Liabilities	Operating Lease
2021	$(1,991)
2022	481
2023	496
2024	511
2025	526
2026 and beyond	3,451
Total future undiscounted lease payments	$3,474
Add: reclassification of discounted net cash inflows to other current assets	$1,637
Less: imputed interest	$(1,991)
Total reported lease liability	$3,120
The table above reflects payments for an operating lease with a remaining term of one year or more, but does not include obligations for short-term leases. In addition, the net cash inflow related to the 2021 fiscal year presented above relates to the expected timing of the tenant improvement allowance of $2,031 being funded by the TBC Landlord, which the Company reasonably expects to receive by December 31, 2021, partially offset by expected lease payments for the year ended December 31, 2021.

Components of lease assets and liabilities as of March 31, 2021 were as follows:

As of March 31, 2021
Leases
Assets
Other current asset related to leasing arrangement, net	$1,637
Right-of-use lease assets	1,444
Total assets	$3,081

Liabilities
Other long-term liabilities - operating lease	$3,120
Total lease liabilities	$3,120
The effective discounted value of the payments of the tenant improvement allowance of $2,031, being funded by the TBC Landlord, partially offset by the expected lease payments by the Company for the year ended December 31, 2021, results in a net balance of $1,637 which is presented within the condensed consolidated balance sheets as other current asset related to leasing arrangement, net as of March 31, 2021. Furthermore, this amount is also included in long-term lease liabilities within the condensed consolidated balance sheets as of March 31, 2021.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities, in addition to potential third-party manufacturers for the manufacture of our product candidates. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of March 31, 2021.
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
The Company has applied for forgiveness and has presented a portion of the Loan within current liabilities in the accompanying condensed consolidated balance sheets. The short-term portion was estimated using the maximum Deferral Expiration Date, as defined within the Note, based on the related latest potential timing of payments with regards to any unforgiven amounts. The overall timing of payments with respect to the amounts of principal and interest due could change based on the ultimate determination of the extent to which the Loan, including interest accrued thereon, is forgiven, if at all.
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
Note 10: Stockholders’ Equity (Deficit)
Capital Structure
In conjunction with the completion of the Company’s initial public offering in September 2016, the Company further amended its restated certificate of incorporation and amended and restated its bylaws. The amendment provides for 210,000,000 authorized shares of capital stock, of which 200,000,000 shares are designated as $0.0001 par value common stock and 10,000,000 shares are designated as $0.0001 par value preferred stock.
See Note 14—Subsequent Events regarding the Annual Meeting held on May 4, 2021 and the proposal to amend the Company’s restated certificate of incorporation to increase the number of authorized shares of the Company’s common stock.
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
During the first quarter of 2020, all of the CMPO Pre-Funded Warrants were exercised in full, such that there were no more of the CMPO Pre-Funded Warrants outstanding as of March 31, 2020. The CMPO Pre-Funded Warrants had an exercise price of $0.0001 per share.

The CMPO Common Warrants have an exercise price of $0.30 per share and expire five years from the date of issuance. During the three months ended March 31, 2021, warrant holders exercised 62,500 of the CMPO Common Warrants for total proceeds of approximately $18. From the March 3, 2020 closing date of the March 2020 public offering through March 31, 2021, warrant holders exercised a total of 18,521,667 of the CMPO Common Warrants for total proceeds of approximately $5,557. There were 2,561,667 of the CMPO Common Warrants outstanding as of March 31, 2021.
The CMPO UW Warrants have an exercise price of $0.375 per share and expire five years from the date of issuance. During the three months ended March 31, 2021, warrant holders exercised 481,916 of the CMPO UW Warrants for total proceeds of approximately $181. None of the CMPO UW Warrants were exercised during 2020. There were 113,042 of the CMPO UW Warrants outstanding as of March 31, 2021.
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
The Company assessed the CMPO Common Warrants and the CMPO UW Warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy. During this assessment, the Company determined (i) the CMPO Common Warrants and the CMPO UW Warrants did not constitute a liability under ASC 480; (ii) the CMPO Common Warrants and the CMPO UW Warrants met the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment under the CMPO Common Warrants and the CMPO UW Warrants only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within the control of the Company; (iv) upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the CMPO Common Warrants and the CMPO UW Warrants are indexed to the Company’s common stock; and (vi) the CMPO Common Warrants and the CMPO UW Warrants met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the CMPO Common Warrants and the CMPO UW Warrants are freestanding equity-linked derivative instruments that met the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the CMPO Common Warrants and the CMPO UW Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.

Pre-funded warrants. The CMPO Pre-Funded Warrants’ fundamental transaction provision did not provide the warrant holders with the option to settle any unexercised warrants for cash in the event of any fundamental transactions; rather, in all fundamental transaction scenarios, the warrant holder was only entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that was being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The CMPO Pre-Funded Warrants also included a separate provision whereby the exercisability of the warrants could be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% (or an amount up to 9.99% if the holder so elects) of the Company’s common stock.

The Company assessed the CMPO Pre-Funded Warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy. During this assessment, the Company determined the CMPO Pre-Funded Warrants were freestanding instruments that did not meet the definition of a liability pursuant to ASC 480 and did not meet the definition of a derivative pursuant to ASC 815. The CMPO Pre-Funded Warrants were indexed to the Company’s common stock and met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the CMPO Pre-Funded Warrants were freestanding equity-linked financial instruments that met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the CMPO Pre-Funded Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
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
During the first quarter of 2020, warrant holders exercised 4,602,326 of the RDO Pre-Funded Warrants. From the March 26, 2020 closing date of the March 2020 Registered Direct Offering through December 31, 2020, warrant holders exercised all of the 8,054,652 RDO Pre-Funded Warrants that were issued, and none of the RDO Pre-Funded Warrants were outstanding as of March 31, 2021. The RDO Pre-Funded Warrants had an exercise price of $0.0001 per share.
The RDO PA Warrants have an exercise price of $0.5375 per share and expire five years from the date of issuance. None of the RDO PA Warrants were exercised during the year ended December 31, 2020. During the three months ended March 31, 2021, warrant holders exercised 452,093 of the RDO PA Warrants for total proceeds of approximately $243, and there were 106,047 of the RDO PA Warrants outstanding as of March 31, 2021.
Placement agent warrants. The RDO PA Warrants contain substantially similar terms as the CMPO UW Warrants, including fundamental transaction settlement provisions. The Company conducted an assessment of the RDO PA Warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy. The Company reached the same determinations as described above for the CMPO UW Warrants, and the Company concluded that the RDO PA Warrants are freestanding equity-linked derivative instruments that met the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the RDO PA Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.

Pre-funded warrants. The RDO Pre-Funded Warrants contained substantially similar terms as the CMPO Pre-Funded Warrants, including fundamental transaction settlement provisions that did not provide the warrant holders with the option to settle any unexercised warrants for cash in the event of any fundamental transactions; rather, in all fundamental transaction scenarios, the warrant holder was only entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The Company conducted an assessment of the RDO Pre-Funded Warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy. The Company reached the same determinations as described above for the CMPO Pre-Funded Warrants, and the Company concluded that the RDO Pre-Funded Warrants were freestanding equity-linked financial instruments that met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the RDO Pre-Funded Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
January 2018 Offering
On January 9, 2018, the Company completed a public offering of its common stock and warrants pursuant to the Company’s then-effective shelf registration statement (the “January 2018 Offering”), pursuant to which it sold an aggregate of 10,000,000 shares of common stock and warrants to purchase up to 10,000,000 shares of the Company’s common stock at a public offering price of $3.80 per share of common stock and accompanying warrant. The warrant exercise price is $4.66 per share and will expire four years from the date of issuance. Based on the results of the Company’s assessment of the warrants for appropriate equity or liability classification, the Company determined that the warrants issued in connection with the January 2018 Offering are freestanding equity-linked derivative instruments that met the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, such warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
There were no exercises of warrants issued in the January 2018 Offering during the three months ended March 31, 2021 or 2020.
The following table presents outstanding warrants to purchase the Company’s common stock for the periods indicated.

	March 31, 2021	December 31, 2020	Exercise Price Per Share

Warrants to purchase common stock issued in the January 2018 Offering	10,000,000	10,000,000	$4.66
Warrants to purchase common stock issued in the March 2020 Public Offering	2,561,667	2,624,167	0.30
Underwriter warrants to purchase common stock associated with the March 2020 Public Offering	113,042	594,958	0.375
Placement agent warrants to purchase common stock issued in the March 2020 Registered Direct Offering	106,047	558,140	0.5375
	12,780,756	13,777,265
The weighted average exercise price per share for warrants outstanding as of March 31, 2021 and December 31, 2020 was $3.71 and $3.48, respectively.
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, the Company entered into the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, the Company agreed to sell to Aspire Capital 5,555,555 shares of its common stock at $0.90 per share for proceeds of $5,000. In consideration for entering into the July 2020 Aspire CSPA, upon satisfaction of certain conditions under the July 2020 Aspire CSPA, the Company issued to Aspire Capital 1,000,000 shares of the Company’s common stock (the “July 2020 Commitment Shares”). The July 2020 Commitment Shares, valued at approximately $847, were recorded in July 2020 as non-cash costs of equity financing and included within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA, which was terminated under the terms of the July 2020 Aspire CSPA.
Concurrently with entering into the July 2020 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file with the SEC one or more registration statements, as necessary, and to the extent permissible and subject to certain exceptions, to register under the Securities Act of 1933, as amended, the sale of the shares of the Company’s common stock that may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, the Company filed with the SEC a prospectus supplement to the Company’s effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time.
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
During the three months ended March 31, 2021, the Company sold 4,931,633 shares of its common stock at an average price of $1.28 for total proceeds of $6,334. From the inception of the July 2020 Aspire CSPA, as of March 31, 2021, the Company has sold 22,210,397 shares of its common stock at an average price of $0.81 per share, including 5,555,555 shares of its common stock at $0.90 which the Company agreed to sell to Aspire Capital upon execution of the July 2020 Aspire CSPA, for total proceeds of $17,995. As of March 31, 2021, the Company had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of March 31, 2021 and December 31, 2020. There were 151,653,150 and 145,700,091 shares of voting common stock outstanding as of March 31, 2021 and December 31, 2020, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2021	December 31, 2020
Outstanding warrants to purchase common stock	12,780,756	13,777,265
Outstanding stock options (Note 11)	1,985,025	1,991,964
Outstanding stock appreciation rights (Note 11)	610,000	610,000
For possible future issuance under the 2016 Stock Plan (Note 11)	480,827	523,802
	15,856,608	16,903,031

Preferred Stock
The Company’s restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of March 31, 2021 and December 31, 2020.
Note 11: Stock-Based Compensation
2016 Stock Plan
During the three months ended March 31, 2021, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.
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
See Note 14—Subsequent Events regarding the Annual Meeting held on May 4, 2021 and the proposal to amend the 2016 Plan to increase the aggregate number of shares of the Company’s common stock that may be issued.
Stock Appreciation Rights
Effective December 17, 2019, the Company entered into an amended and restated employment agreement with Paula Brown Stafford (the “Amended and Restated Stafford Employment Agreement”). On January 6, 2020, following the release of top-line results of the Company’s Phase 3 molluscum clinical program as provided in the Amended and Restated Stafford Employment Agreement, 600,000 stock appreciation rights (“SARs”) were granted to Ms. Stafford with an exercise price of $0.82 per share (the fair market value of the Company’s common stock on the grant date) and with a ten year term (the “Stafford SAR Award”). The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of the Company’s common stock were not available under the 2016 Plan or if the Company failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. Such shares became available under the 2016 Plan on February 1, 2020, and the SARs were no longer considered granted on a contingent basis and were classified as equity-based awards. The Stafford SAR Award vests quarterly and will vest in full on December 31, 2021, subject to Ms. Stafford’s continuous service as an employee or consultant of the Company through the vesting period.
On August 18, 2020, the Company granted 10,000 SARs to a consultant of the Company with an exercise price of $0.53 per share (the fair market value of the Company’s common stock on the grant date) with a ten year term.
During the three months ended March 31, 2021 and 2020, the Company recorded employee stock-based compensation expense related to SARs of $29 and $62, respectively.
As of March 31, 2021, there were a total of 610,000 SARs outstanding, 385,000 of which were exercisable.
Stock Compensation Expense
During the three months ended March 31, 2021 and 2020, the Company recorded employee stock-based compensation expense of $80 and $272, respectively. Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2021	2020
Research and development	$(52)	$208
General and administrative	132	64
Total	$80	$272

Stock option activity for the three months ended March 31, 2021 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	1,991,964	$3.07
Options granted	88,970	1.66
Options forfeited	(70,992)	4.25
Options exercised	(24,917)	0.51
Options outstanding as of March 31, 2021	1,985,025	$3.00	7.05	$543
As of March 31, 2021, there were a total of 1,985,025 stock options outstanding and there were 480,827 shares available for future issuance under the 2016 Plan.
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
ASC 718 requires that a liability-based award should be classified as a liability on the Company’s accompanying condensed consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on the accompanying condensed consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end. The Company recognizes stock-based compensation expense within operating expenses in the accompanying condensed consolidated statements of operations and comprehensive loss, including adjustments to the fair value of the liability-based award, on a straight-line basis over the requisite service period.
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
During the three months ended March 31, 2021 and 2020, the Company recorded adjustments to the fair value of the Performance Plan obligation in stock-based compensation expense of an increase of $44 and a reduction of $113, respectively.
Note 13: Related Party Transactions
Members of the Company’s board of directors held 1,174,776 and 1,104,776 shares of the Company’s common stock as of March 31, 2021 and December 31, 2020, respectively.
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
Reedy Creek
Reedy Creek beneficially owned greater than 5% of the Company’s outstanding common stock and held approximately 3,900,000 warrants, all of which were acquired during the January 2018 Offering, and, accordingly, was a related party of the Company at the time the Company entered into the Purchase Agreement with Reedy Creek, described in Note 6—Research and Development Arrangements. The Purchase Agreement with Reedy Creek was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 6, 2021, Reedy Creek still beneficially owns greater than 5% of the Company’s outstanding common stock and holds approximately 3,900,000 warrants.
2020 Registered Direct Offering
Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), while a greater than 5% stockholder of the Company, purchased 6,200,000 shares of common stock and pre-funded warrants to purchase up to 2,602,326 shares of common stock for approximately $3,800 in the March 2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Sabby’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13G/A filed with the SEC on

January 5, 2021, Sabby no longer held any of the Company’s common stock or pre-funded warrants to purchase shares of the Company’s common stock.
Joseph Moglia, while a greater than 5% stockholder of the Company, purchased 1,000,000 shares of common stock for $430 in the March 2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Mr. Moglia’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 27, 2021, Mr. Moglia was no longer a greater than 5% stockholder of the Company.
Note 14: Subsequent Events
2021 Annual Meeting of Stockholders
On May 4, 2021, the Company held its 2021 Annual Meeting of Stockholders (the “Annual Meeting”).
At the Annual Meeting, the Company’s stockholders approved an amendment to the 2016 Plan to increase the aggregate number of shares of the Company’s common stock authorized for issuance thereunder by 15,000,000 shares. This amendment was approved by the Company’s board of directors on March 10, 2021. The approval by the Company’s stockholders of this proposal is contingent and will be effective upon the earlier to occur of (i) the effective time of a certificate of amendment to the Company’s certificate of incorporation filed with the Secretary of State of the State of Delaware in relation to a potential reverse stock split pursuant to the authority previously granted to the Company’s board of directors by the Company’s stockholders at the 2020 Annual Meeting of Stockholders (the “2020 Annual Meeting”), or (ii) an earlier time as determined by the Company’s board of directors in its sole discretion.
The Company’s stockholders did not approve the proposal to amend the Company’s restated certificate of incorporation to increase the total number of authorized shares of the Company’s common stock from 200,000,000 to 250,000,000 shares. Because the Company’s stockholders did not approve an increase in authorized shares, without implementing a potential reverse stock split that would reduce the number of outstanding shares of the Company’s common stock and thereby increase the shares available for issuance, the Company may not have the ability to raise additional capital as needed to support development, regulatory approval and potential commercialization of its product candidates.
Previously at the 2020 Annual Meeting, the Company’s stockholders approved a proposal to amend the Company’s restated certificate of incorporation to effect a reverse stock split of its common stock at a ratio of not less than one-for-two and not more than one-for-fifteen, with such ratio and the implementation and timing of such reverse stock split to be determined by the Company’s board of directors in its sole discretion. The Company’s board of directors will still have the authority to effect a reverse stock split until July 28, 2021, if, in its sole discretion, the board of directors determines that effecting a reverse stock split is in the best interests of the Company and its stockholders.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 24, 2021 (referred to herein as our Annual Report).
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
These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•We have incurred net losses since our incorporation and anticipate that we will continue to incur net losses for the foreseeable future. We will need significant additional funding to continue our operating activities and for the advancement of our product development programs, including potential commercialization efforts, beyond what is currently included in our operating forecast and related cash projection. As of March 31, 2021, we had an accumulated deficit of $258.2 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our commercialization efforts.
•Raising additional capital, including through the issuance of shares of our common stock to Aspire Capital Fund, LLC, or Aspire Capital, pursuant to the common stock purchase agreement that we entered into with Aspire Capital on July 21, 2020, or the July 2020 Aspire CSPA, may cause significant dilution to our existing stockholders, reduce the trading price of our common stock, or may cause us to take actions to increase the number of authorized but unissued shares, including implementing a potential reverse stock split pursuant to the authority previously granted to our board of directors by our stockholders at our 2020 Annual Meeting of Stockholders, or the 2020 Annual Meeting, or seeking stockholder approval to increase the number of shares authorized under our restated certificate of incorporation.
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
•We specialize solely in developing nitric oxide-based therapeutics to treat a range of diseases with significant unmet needs, and if we do not successfully achieve regulatory approval for any of our product candidates or successfully commercialize them, we may not be able to continue as a business. Clinical drug development involves a lengthy and expensive process with uncertain timelines and outcomes, and results of earlier studies and trials may not be predictive of future trial results. Ongoing or future product development activities may not be successful, including in that our preclinical studies may not prove successful in demonstrating proof-of concept or may show adverse toxicological findings, and our clinical trials may not show the requisite safety and efficacy of our product candidates.
•Delay or termination of planned clinical trials for our product candidates, including as a result of disruptions caused by the COVID-19 pandemic, would result in unplanned expenses and adversely impact our remaining developmental activities and potential commercial prospects with respect to, and ability to generate potential revenues from, such product candidates.
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
•Delays or disruptions in the qualification of manufacturing facilities and processes or in the manufacture of our (i) active pharmaceutical ingredients, or APIs, including NVN1000 or any other Nitricil new chemical entities, or NCEs, or (ii) clinical trial materials or commercial supplies of any approved product candidates, whether by us or any third-party manufacturer with whom we contract, including any delays in the upfit of our new facility under the TBC Lease (as defined below) or in the transfer of technology to third-party manufacturers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs or in our breaching our obligations to others.
•We currently rely on third-party suppliers to provide the raw materials that are used by us or our third-party manufacturers in the manufacture of our product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, that we use to manufacture our product candidates. In addition, we currently rely on third-party logistics vendors to transport our raw materials, API, and drug products through our supply chain. Certain materials, including our API, have designated hazard classifications that limit available transportation modes or quantities. Third-party logistics vendors may choose to delay or defer transportation of materials with such hazard classifications from time to time, which could adversely impact the timing or cost of our manufacturing supply chain activities or other associated development activities.
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
•We may not be able to achieve the objectives described in the sections entitled “Priority Development Pipeline,” “Pipeline Expansion Opportunities,” “Manufacturing and Supplies,” “Business Updates” and “Corporate Updates” below. The results of any further development activities may not be sufficient to support a new drug application, or NDA, submission for any of our product candidates, or regulatory approval of our product candidates.
•As a result of our operating losses and negative cash flows from operations, the report of our independent registered public accounting firm on our December 31, 2020 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern.

•We recently broadened the focus of our product development strategy, and there can be no guarantee that these areas of our platform will be successful or profitable.
For a further discussion of risks that could cause or contribute to differences between actual results and those implied by forward-looking statements, see the “Risk Factors” section in our Annual Report and in this Quarterly Report on Form 10-Q.
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
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into infectious disease, companion animal health, men’s and women’s health and gastroenterological, or GI, therapeutic areas. This decision was based on the connection between the multi-factorial pathologies of diseases in these areas and the demonstrable anti-microbial, anti-viral and anti-inflammatory properties of Novan’s nitric oxide technology. Our vision is to become the world’s leader in nitric oxide-based science, technology, and clinical translation in support of delivering safe and efficacious therapies.
We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We have also introduced SB207 as a possible product candidate for additional dermatological anti-viral programs. We have or are currently conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) coronavirus indications, including SARS-CoV-2, the virus that causes COVID-19 (SB019); (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100); (iii) cervical intraepithelial neoplasia caused by high-risk human papilloma virus, or HPV, in the men’s and women’s health field (WH504 and WH602); (iv) inflammatory disorders; and (v) diseases in the GI field.
We are currently focusing our efforts and resources on our priority development pipeline candidates, which includes our SB206 clinical development program for the treatment of molluscum contagiosum and our preclinical development programs in the areas of infectious disease (Coronaviridae (COVID-19)) and companion animal health.
Business Updates
During the first three months of 2021, our primary programmatic focus was on our molluscum contagiosum, or molluscum, (SB206) program, and we intend to focus our near term clinical-stage development efforts on this program. Following the receipt of feedback from the Type-C meeting with the FDA on April 1, 2020, we sent the proposed protocol to the FDA, manufactured the clinical trial materials and began the planning and start-up phase for a pivotal Phase 3 trial for SB206 as a treatment for molluscum, or the B-SIMPLE 4 Phase 3 trial. We initiated the B-SIMPLE4 Phase 3 trial in August 2020, and the first patient was enrolled and dosed in September 2020. Completion of patient enrollment occurred during the first quarter of 2021, the last patient Week 12 study treatment visit occurred in late April 2021, and, if the trial is not further impacted by the COVID-19 pandemic, top-line efficacy results are targeted before the end of the second quarter of 2021. Depending on the results of the B-SIMPLE4 Phase 3 trial, we are targeting a potential NDA filing of SB206 for molluscum no later than the third quarter of 2022. We are also evaluating potential commercialization strategies for SB206, subject to the results of the B-

SIMPLE4 Phase 3 trial, NDA submission timing and the regulatory approval process including, but not limited to, securing a commercialization partner, co-commercializing with a partner, or commercializing on our own.
Further advancement of our molluscum (SB206) program beyond the conduct and completion of the B-SIMPLE4 Phase 3 trial, or advancement of any other late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) equity or debt financings, including through sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Our equity issuances during the year ended December 31, 2020, and the three months ended March 31, 2021, have resulted in significant dilution to our existing stockholders. Any issuance of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders.
Working Capital and Additional Capital Needs
As of March 31, 2021, we had a total cash and cash equivalents balance of $32.7 million and positive working capital of $32.6 million. As of March 31, 2021, we had $12.0 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA.
We believe that our existing cash and cash equivalents balance as of March 31, 2021, and expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) preparatory costs associated with the anticipated continued regulatory progression of SB206; (iii) development activities in certain priority therapeutic areas, including infectious disease (Coronaviridae (COVID-19)) and companion animal health; (iv) conducting drug manufacturing capability transfer activities to external third-party contract manufacturing organizations, or CMOs, including a drug delivery device technology enhancement project; and (v) certain build-out and manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing at our new corporate headquarters, but excludes any potential costs associated with other late-stage clinical development programs and proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA.
We will need significant additional funding to continue our operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
COVID-19 Overview
While certain COVID-19 vaccines have been approved in recent months and are now available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Despite increasing availability of vaccines, COVID-19 continues to spread globally and to impact the locations where we do business. The COVID-19 pandemic has negatively impacted the global economy, disrupted clinical trials and created significant volatility in and disruption of financial markets. The full extent of the pandemic, related business and travel restrictions and changes to behavior intended to reduce its spread remain uncertain as the pandemic and the potential impact of variants of the virus that causes COVID-19 continue to evolve globally.
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
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19. In particular, COVID-19 impacted the timing of trial initiation of the B-SIMPLE4 Phase 3 trial, although we enrolled and dosed the first patient in the trial in September 2020, completed enrollment in the first quarter of 2021 and the last patient Week 12 study treatment visit occurred in late April 2021. We plan to continue to assess any further impact of COVID-19 on the B-SIMPLE4 Phase 3 trial.

Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic has not significantly impacted our operating results and financial condition to date. Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic has had or will have on our business, operations and employees, our CMOs, our contract research organizations, or CROs, our partners, and our collaborators in clinical research, any continued spread of COVID-19, measures taken by governments, actions taken to protect employees from the pandemic, and the broad impact of the pandemic on all business activities and financial markets may materially and adversely affect our business, results of operations and financial condition and stock price. Please refer to “Results of Operations” for further discussion of these items. Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic, including the efficacy or availability of a treatment or vaccine for COVID-19 or any variant(s) thereof; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the conduct of our clinical trials, including with respect to availability of investigators and clinical trial sites, patients’ ability to complete the necessary visits and clinical trial site operations, and monitoring of clinical trial data; impacts of the pandemic on regulatory authorities; and impacts of the pandemic on the United States and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in our Annual Report.
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

With the full results from this Phase 2 trial available, we held an end-of-Phase 2 (Type B) meeting with the FDA in early March 2019. Based on this meeting, we commenced the Phase 3 development program for molluscum, primarily comprised of two pivotal clinical trials, in the second quarter of 2019 with SB206 12% once-daily as the active treatment arm. The “B-SIMPLE” (Berdazimer Sodium In Molluscum Patients with Lesions) Phase 3 trials consisted of two (B-SIMPLE1 and B-SIMPLE2) multi-center, randomized, double-blind, vehicle-controlled studies to evaluate the efficacy and safety of SB206 12% once-daily in 707 patients total (2:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients were treated once-daily with SB206 12% or Vehicle Gel once daily for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There were visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24. The primary endpoint was the proportion of patients achieving complete clearance of all molluscum lesions at Week 12. Both Phase 3 trials began dosing patients in June 2019 and completed patient recruitment in August 2019. Top-line efficacy results from the Phase 3 trials were announced in January 2020 with additional efficacy and safety analyses through Week 12 announced in February 2020. SB206 did not achieve statistically significant results in the primary endpoint in either trial, which was the complete clearance of all molluscum lesions at Week 12. In B-SIMPLE2, SB206 was near statistical significance for the primary endpoint (p=0.062), and was statistically significant for the secondary endpoint, the complete clearance of all lesions at Week 8 (p=0.028), and multiple pre-specified sensitivity analyses. We believe this confirms the robustness of the data in the B-SIMPLE2 trial. While the B-SIMPLE1 trial was not statistically significant for the primary endpoint (p=0.375) nor the secondary endpoint (p=0.202), all other pre-specified analyses trended in the same direction of improved treatment effect as the B-SIMPLE2 results.
In addition, the results of a statistical test of heterogeneity support that the two trials are not different from each other. Across both studies, the primary analysis odds ratio and standard error point estimates were similar and in a consistent direction with overlapping 95% confidence intervals. These statistical results are supported by an integrated analysis of the two trials, which demonstrated statistically significant complete clearance rate at Week 12 for SB206 (p=0.038). These additional analyses do not change the outcome of either B-SIMPLE trial, and the FDA may disagree with our conclusions from these analyses. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning that there is a less than five percent likelihood that the observed results occurred by chance.
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
Based on the results of the Phase 3 trials, discussed above, we held a Type C meeting with the FDA on April 1, 2020 seeking feedback on our proposal to conduct one additional, well-controlled pivotal study of SB206 to support a future NDA. Based on feedback, the FDA provided guidance indicating that the FDA would consider one additional pivotal trial, the B-SIMPLE4 Phase 3 trial, which, if successful, can be supported by the previously completed B-SIMPLE2 trial for a future NDA submission. In addition, the FDA provided guidance with regard to both the study design for the B-SIMPLE4 Phase 3 trial and expectations for a future NDA submission.
The B-SIMPLE4 Phase 3 trial consists of a multi-center, randomized, double-blind, vehicle-controlled study to evaluate the efficacy and safety of SB206 12% once-daily in 891 total patients (1:1 active:vehicle randomization), ages 6 months and above, with molluscum. Patients are treated once-daily with SB206 12% or Vehicle Gel for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There are visits at Screening/Baseline, Week 2, Week 4, Week 8, Week 12 and a safety follow-up at Week 24, with the implementation of additional patient and caregiver training and patient engagement efforts and decentralized visit capabilities for conducting those visits during the COVID-19 pandemic. The primary endpoint is the proportion of patients achieving complete clearance of all treatable molluscum lesions at Week 12.

We provided the proposed protocol to the FDA and began the planning and start-up phase for the B-SIMPLE4 Phase 3 trial in the second quarter of 2020. We initiated the B-SIMPLE4 Phase 3 trial in August 2020 and the first patient was enrolled and dosed in September 2020. The trial completed patient enrollment during the first quarter of 2021 and the last patient Week 12 study treatment visit occurred in late April 2021. If the trial is not further impacted by the COVID-19 pandemic, top-line efficacy results are targeted before the end of the second quarter of 2021.
In 2018, we licensed rights to Sato Pharmaceutical Co., Ltd., or Sato, to develop, use, and sell SB206 in certain topical dosage forms in Japan for the treatment of viral skin infections, and to manufacture the finished form of SB206 for sale in Japan, which are in addition to the rights granted to Sato related to SB204 for the treatment of acne vulgaris. The significant terms and the related accounting considerations of our licensing arrangement with Sato are further described in “Note 4—Licensing Arrangements” to the accompanying condensed consolidated financial statements.
In April 2020, Sato informed us of its intention to progress the SB206 development program in Japan with a Phase 1 clinical trial given the observed treatment benefit and favorable safety profile in the B-SIMPLE program. In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, in the fourth quarter of 2020 we concluded that a prospective delay in Sato’s overall SB206 development plan had occurred. In the fourth quarter of 2020, we estimated the program timeline to be extended by 1.75 years from our previous estimate. This estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The details of this development are further described in “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Infectious Disease, Coronaviridae (COVID-19)
We are exploring the use of our proprietary Nitricil technology to potentially progress a treatment option, likely through an oral or nasal application, for COVID-19, targeting the reduction of viral shedding and transmission. Nitric oxide has generally demonstrated the ability to inhibit viral replication of viruses within the Coronaviridae family, and we have an extensive body of in vitro and in vivo data demonstrating the efficacy of our proprietary technology for other anti-viral indications.
In October 2020, we announced positive in vitro results showing the potential efficacy of our Nitricil platform technology, berdazimer sodium (NVN1000), as an anti-viral against SARS-CoV-2, the virus that causes COVID-19. To evaluate the ability of our Nitricil platform technology as a potential nasal treatment option for COVID-19, we had initiated in vitro assessments targeting the reduction of viral burden in differentiated normal human bronchial epithelial cells. The studies were conducted at the Institute for Antiviral Research at Utah State University, and these results demonstrate the first instance of an anti-viral effect from a nitric oxide-based medicine in a 3-D tissue model that has similar structure to the human airway epithelium. The results from the in vitro assessment of concentrations as low as 0.75 mg/mL demonstrated that berdazimer sodium reduced 90% of virus after repeat dosing, once daily.
Based on the scientific literature and data available to-date related to berdazimer sodium and SB206, we believe that nitric oxide may inhibit viral replication by disrupting protein function critical for viral replication and infection through generation of reactive intermediates.
In December, we entered into a Master Services Agreement with Catalent, Inc., a leading global provider of integrated services, delivery technologies and manufacturing solutions, relating to our COVID-19 program. This agreement will include work to support chemistry, manufacturing and control, or CMC, activities and development of an intranasal formulation of berdazimer sodium for use in that program.
For our COVID-19 program, our next step is the advancement of this program through preliminary preclinical studies. Our preclinical in vivo studies evaluating berdazimer sodium (NVN1000) as a potential nasal therapy for COVID-19 remain ongoing, and we target to report results in the second quarter of 2021. Pending the results of the preclinical studies, we anticipate exploring possible strategic partners and filing a potential IND application with the FDA. In addition, subject to regulatory guidance and obtaining additional financing or strategic partnering, we target initiating human clinical trials in the second half of 2021.

Companion Animal Health
We have initiated exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health. We are progressing efforts for initial formulation development, in vitro and in vivo studies to assess viability, and have engaged animal health experts to assess market potential. Pending results of this exploratory assessment, which we are targeting by the end of the second quarter of 2021, we currently intend to seek a potential strategic partner or collaborator to advance development in this area.
Pipeline Expansion Opportunities
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
In January 2017, we licensed rights to Sato to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. The significant terms and the related accounting considerations of our licensing arrangement with Sato are further described in “Note 4—Licensing Arrangements” to the accompanying condensed consolidated financial statements. For further information regarding the current status of the Japanese SB204 program see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
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
We conducted a Phase 2 proof-of-concept trial in patients with clinical signs and symptoms of tinea pedis and announced top-line results in the second quarter of 2017. SB208 demonstrated a statistically significant effect compared to vehicle in (i) the primary endpoint of achieving negative fungal culture at day 14; and (ii) the secondary endpoint of achieving mycological cure at day 14 (mycological cure is defined by having a negative laboratory culture and negative fungal clinical diagnosis). At the end of a 4-week post treatment follow-up period, mycological cure was maintained at day 42 in both dose groups.
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
Advancement in Men’s and Women’s Health
In February 2020, following the successful progression of a Phase 1 grant received in August 2019, we were awarded a Phase 2 federal grant of approximately $1.0 million from the National Institute of Health, or NIH, that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity of a nitric oxide containing intravaginal gel (WH602) designed to treat high-risk HPV infections that can lead to CIN. In March 2021, we were awarded additional funding of $0.1 million as part of this Phase 2 grant. Under the terms of the aforementioned NIH grant, we are entitled to receive the grant funds in the form of periodic reimbursements of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts.
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

In the fourth quarter of 2019, we received results from our CRO partner demonstrating statistically significant improvements in disease activity (i.e., reduced disease activity index scores) with berdazimer sodium (NVN1000) as compared to vehicle in a dextran sulfate sodium (DSS)-induced acute colitis mouse model. We intend to generate additional data through preclinical activity, focused on efficacy and mechanisms of action, while also performing additional work to advance oral formulation development upon securing funding.
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
Through January 2021, we remained engaged in technical transfer efforts with this third-party API manufacturer. However, in February 2021, based on progress to date, including timing considerations relating to anticipated top-line results for the B-SIMPLE4 Phase 3 trial, we terminated our existing work orders related to technical transfer activities with this third-party API manufacturer. While the master services agreement remains in place with this third-party API manufacturer for potential longer term needs, we are in active discussions with other third-party full-scale API manufacturers with the goal of identifying and designating a partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance. Upon completion of the required technology transfer, we intend for this new third-party API manufacturer to be able to manufacture berdazimer sodium in compliance with established manufacturing processes, applicable regulatory guidelines and as appropriate for potential large-scale commercial quantities.
Internal Capability
We manufactured the API necessary for the B-SIMPLE4 Phase 3 trial using the internal manufacturing capabilities at our former facility, and we believe we have sufficient quantities to complete the B-SIMPLE4 Phase 3 trial. In addition, we currently have an inventory of API that we believe will allow us to continue certain preclinical and/or developmental activities.
With the B-SIMPLE4 Phase 3 trial top-line efficacy results targeted before the end of the second quarter of 2021, depending on the results of the trial, we are targeting a potential NDA filing of SB206 for molluscum no later than the third quarter of 2022. Therefore, in order to provide flexibility with regard to manufacturing the API necessary to enable the SB206 NDA submission on our targeted timeline, we are preparing our new facility to have the infrastructure necessary to produce cGMP API registration batches, among other manufacturing capabilities. We are in the process of building out our new facility, which we expect to complete in the second half of 2021, to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product. The anticipated additional capabilities include the infrastructure necessary to support small-scale drug substance registration batch manufacturing, the ability to act as a supportive, or potentially primary, component of, or as a back up to, elements of a potential future commercial supply chain, and the ability to produce limited quantities of clinical trial materials. We believe the new facility, once constructed, will have the capability to support a potential NDA submission for SB206 and potential commercial launch quantities of API for SB206. The results of the B-SIMPLE4 Phase 3 trial and the timing of our efforts to have a third-party full-scale API manufacturer ready for production are expected to inform our future decisions on the expected duration and utilization level of the capabilities of our new facility.
We expect to continue to work toward completion of technical transfer activities with a third-party full-scale API manufacturer to provide the API needed for commercial supply of drug substance, if any of our product candidates are approved. We believe this strategy of increasing utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services can ultimately provide enhanced capabilities and operating efficiencies for us or any of our potential partnerships, collaborations, licensing or other strategic relationships. At the same time, we are attempting to balance the need to have internal capabilities to allow flexibility for the progression of our product development programs on our targeted timelines.
Drug Product
On October 15, 2018, we established a strategic alliance with Orion Corporation, or Orion, a Finnish full-scale pharmaceutical company with broad experience in drug manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We are engaged in the transfer of technology for the manufacture of both SB204 and SB206, and, upon completion, we intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines and as appropriate for clinical trials. A completed manufacturing technology transfer to Orion will enable the manufacture of multiple assets for supply of clinical trial materials and, potentially, commercial quantities if any of our product candidates are approved. Importantly, this alliance is being structured to support major global markets in which we and our partners pursue regulatory approvals for our product candidates.
Based on the results of the B-SIMPLE1 and B-SIMPLE2 clinical trials in January 2020, during the first quarter of 2020, at our request, Orion reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization at that time. We resumed technical transfer efforts with Orion during the third quarter of 2020. We will continue to work toward completion of technical transfer activities to provide commercial supply of drug product, if any of our product candidates are approved and preparing the necessary regulatory registration batches of drug product for the potential NDA filing of SB206 for molluscum.
As we move forward with these initiatives, we will need significant additional funding to continue our operating activities, including these technical transfer projects, potential utilization and development of internal capabilities and cost structure changes, and to make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection, as described below in “Liquidity and Capital Resources”.
Corporate Updates
Triangle Business Center Facility Lease
On January 18, 2021, we entered into a Lease dated as of January 18, 2021, as amended as of March 18, 2021, or the TBC Lease, by and between us and Copper II 2020, LLC, pursuant to which we will lease 15,623 rentable square feet located at a new location, or the Premises. The Premises will serve as our new corporate headquarters. We are building out the Premises to support various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a component of, or as a back up to, elements of a potential future commercial supply chain. See Note 8—Commitments and Contingencies to the accompanying condensed consolidated financial statements for a further discussion of the terms of the TBC Lease.
Board of Directors
On March 1, 2021, our board of directors voted to increase the size of our board from seven to eight directors and elected Steven D. Skolsky to our board of directors to fill the resulting vacancy, effective immediately, and to serve as a Class I director until our 2023 Annual Meeting of Stockholders and until his successor is elected and qualified or until his earlier death, resignation or removal. Mr. Skolsky has also been appointed to serve as a member of the Audit Committee. We believe that Mr. Skolsky’s significant experience and leadership in the biotechnology and pharmaceutical industries with a focus on drug development, commercialization and operations strengthens our board.
Strategic Alternative Analysis

In April 2020, we announced that we had engaged H.C. Wainwright to assist us in evaluating a range of strategic and financial alternatives, intended to maximize stockholder value. This arrangement expired in March 2021. The scope of the review conducted with H.C. Wainwright was comprehensive and included evaluation of strategic and financial alternatives that could have been utilized to advance SB206 for molluscum, the remainder of our dermatology platform, including but not limited to SB204 for acne vulgaris and SB414 for inflammatory skin diseases, and our business as a whole.

We believe that our clinical and preclinical data, technology platform and market potential provide for a range of opportunities in order to maximize stockholder value. As such, from time to time we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale, divestiture or licensing of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into or complete such a transaction or transactions on a timely basis or at all or on terms that are favorable to us.
2021 Annual Meeting of Stockholders
On May 4, 2021, we held our 2021 Annual Meeting of Stockholders, or the Annual Meeting.
At the Annual Meeting, our stockholders approved an amendment to the 2016 Plan to increase the aggregate number of shares of our common stock authorized for issuance thereunder by 15,000,000 shares. This amendment was approved by our board of directors on March 10, 2021. The approval by our stockholders of this proposal is contingent and will be effective upon the earlier to occur of (i) the effective time of a certificate of amendment to our certificate of incorporation filed with the Secretary of State of the State of Delaware in relation to a potential reverse stock split pursuant to the authority previously granted to our board of directors by our stockholders at the 2020 Annual Meeting, or (ii) an earlier time as determined by our board of directors in its sole discretion.

Our stockholders did not approve the proposal to amend our restated certificate of incorporation to increase the total number of authorized shares of our common stock from 200,000,000 to 250,000,000 shares.
Financial Overview
Since our incorporation in 2006, we have devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. We conduct these activities in a single operating segment. To date, we have focused our funding activities primarily on equity financings, while generating additional liquidity and capital through other sources, including payments received from licensing and supply arrangements, strategic arrangements and government research contracts.
We have never generated revenue from product sales and have incurred net losses in each year since our incorporation. As of March 31, 2021, we had an accumulated deficit of $258.2 million, and there is substantial doubt about our ability to continue as a going concern. We incurred net losses of $9.0 million and $6.2 million for the three months ended March 31, 2021 and 2020, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
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
In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, we concluded that a prospective delay in Sato’s overall SB206 development plan had occurred. We estimate the program timeline to be extended by 1.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.
The material terms of the Amended Sato Agreement and related revenue recognition are described in “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
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
Research and Development Expenses
Since our incorporation, we have focused our resources on our research and development activities, including conducting preclinical studies and clinical trials, manufacturing development efforts and activities related to regulatory filings for our product candidates. Research and development expenses, including those paid to third parties for which there is no alternative use, are expensed as they are incurred. Research and development expenses include:
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
From our incorporation through March 31, 2021, we have incurred approximately $188.3 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. This amount is net of $10.4 million of aggregate contra-research and development expense, including less than $0.1 million and $1.5 million of contra-research and development expense recorded for the three months ended March 31, 2021 and 2020, respectively, representing amortization of the liability related to the $12.0 million of funding received from Ligand Pharmaceuticals Incorporated, or Ligand, to pursue the development and regulatory approval of SB206. For a description of the methodology and assumptions used to recognize the ratable amortization of this liability, as well as other information about the development funding and royalties agreement, or the Funding Agreement, with Ligand, please see “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
For the three months ended March 31, 2021 and 2020, our total research and development expense was $6.4 million and $4.9 million, respectively. During the first three months of 2021, our major clinical development activities were primarily associated with the continued conduct of our current SB206 Phase 3 clinical program. The total external clinical program expense related to the SB206 program was $4.2 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively.
In addition, other research and development expenses were $2.3 million and $3.8 million for the three months ended March 31, 2021 and 2020, respectively. Other research and development expenses include: (i) all preclinical program and development costs, including WH504, WH602 and SB019; (ii) manufacturing capability and campaign costs; (iii) external costs to establish drug substance and drug product manufacturing capabilities at third-party CMOs; (iv) facility and infrastructure costs; and (v) costs related to all research and development salaries and related personnel costs.
Our plan and timelines for further clinical development of SB206 have been and may be further impacted by the COVID-19 pandemic. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on: (i) the SB206 molluscum program, including the conduct and expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) preparatory costs associated with the continued regulatory progression of SB206; (iii) drug manufacturing capability transfer activities to external third-party CMOs; (iv) a drug delivery device technology enhancement project with a technology manufacturing vendor; and (v) additional development activities in certain priority therapeutic areas, including infectious disease (Coronaviridae (COVID-19)) and companion animal health. We also expect to incur substantial costs in 2021 associated with our research and development personnel, and certain manufacturing capability costs related to the infrastructure build-out necessary to support small-scale drug substance and drug product manufacturing at our new corporate headquarters, including capital costs subject to depreciation. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including the results of the B-SIMPLE4 Phase 3 trial, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
The successful development of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our current product candidates or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See the “Risk Factors” section in our Annual Report for a discussion of the risks and uncertainties associated with our research and development projects.
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
Other Income (Expense), net
Other income (expense), net consists primarily of (i) foreign currency adjustments related to the contract asset and contract receivables related to the Amended Sato Agreement; (ii) interest income earned on cash and cash equivalents; and (iii) other miscellaneous income and expenses.
Results of Operations
Comparison of Three Months Ended March 31, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$747	$1,024	$(277)	(27)%
Government research contracts and grants revenue	72	189	(117)	(62)%
Total revenue	819	1,213	(394)	(32)%
Operating expenses:
Research and development	6,418	4,916	1,502	31%
General and administrative	2,686	2,507	179	7%
Total operating expenses	9,104	7,423	1,681	23%
Operating loss	(8,285)	(6,210)	(2,075)	33%
Other (expense) income, net:
Interest income	3	35	(32)	(91)%
Other (expense) income	(670)	8	(678)	*
Total other (expense) income, net	(667)	43	(710)	*
Net loss and comprehensive loss	$(8,952)	$(6,167)	$(2,785)	45%
* Not meaningful
Revenue
License and collaboration revenue of $0.7 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue totaled $0.1 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, we recognized revenue of less than $0.1 million and $0.2 million, respectively, related to the grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program, and $0.1 million and less than $0.1 million, respectively, related to the grant we received in February 2020 from the NIH.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.

Research and development expenses
Research and development expenses were $6.4 million for the three months ended March 31, 2021, compared to $4.9 million for the three months ended March 31, 2020. The net increase of $1.5 million, or 31%, was primarily related to (i) a $3.3 million net increase in the SB206 program; (ii) a $0.2 million decrease in the SB414 program; and (iii) a $1.5 million decrease in other research and development expenses.
In the SB206 program, we experienced (i) a $1.8 million increase in gross costs incurred due to the ongoing conduct, active enrollment and treatment phase activities of the B-SIMPLE4 Phase 3 trial during the first quarter of 2021, compared to relatively lower cost of B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trial wind down activities during the comparative period in 2020, and (ii) a $1.5 million decrease in contra-research and development expense from the ratable amortization of the Funding Agreement with Ligand liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 for the treatment of molluscum. The SB206 clinical development activities conducted during the comparative period in 2020, including but not limited to the B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trials, were eligible for Ligand contribution and associated amortized contra-research and development expense recognition, but the B-SIMPLE 4 Phase 3 trial being conducted during the current period in 2021 is not eligible for Ligand contributions and therefore no contra-research and development expense was recognized against the gross B-SIMPLE 4 trial costs.
The $1.5 million decrease in other research and development expenses was primarily due to (i) a $1.0 million decrease in research and development personnel costs; (ii) a $0.4 million decrease in rent and depreciation expense following the reduction of our footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020; and (iii) a $0.1 million decrease in material costs associated with manufacturing.
The $1.0 million net decrease in research and development personnel costs is primarily due to (i) a $0.3 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods; (ii) a $0.4 million decrease in discrete severance charges and retention incentive compensation associated with business realignment and personnel reduction actions taken during the first quarter of 2020; and (iii) a $0.3 million decrease in non-cash compensation expense associated with stock-based incentive compensation expense and the change in the fair value of our Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan, or our Performance Plan, liability.
General and administrative expenses
General and administrative expenses were $2.7 million for the three months ended March 31, 2021, compared to $2.5 million for the three months ended March 31, 2020. The net $0.2 million increase in general and administrative expenses for the three months ended March 31, 2021 was primarily due to (i) a $0.3 million increase in insurance premium expenses associated with the renewal of our directors and officers’ liability policies in 2020; and (ii) a $0.2 million increase in other administrative expenses, including investor and public relations expense, partially offset by (i) a $0.1 million net decrease in general and administrative personnel and related costs and (ii) a $0.2 million decrease in rent and depreciation expense following the reduction of our footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020.
The $0.1 million net decrease in general and administrative personnel and related costs is primarily due to (i) a $0.2 million decrease in cash-based compensation expenses, primarily due to discrete retention incentive compensation and severance charges associated with business realignment and personnel reductions occurring in the first quarter of 2020, partially offset by (ii) a $0.1 million increase in non-cash compensation expenses associated with stock-based incentive compensation expense and the change in the fair value of our Performance Plan liability.
Other (expense) income, net
Other (expense) income, net was $0.7 million expense for the three months ended March 31, 2021, and was negligible for the three months ended March 31, 2020. The $0.7 million other expense relates to the impact of foreign currency exchange rate fluctuations for certain time-based milestones related to the Amended Sato Agreement.
Liquidity and Capital Resources
As of March 31, 2021, we had an accumulated deficit of $258.2 million. We incurred net losses of $9.0 million and $6.2 million in the three months ended March 31, 2021 and 2020, respectively, and there is substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and potentially begin commercialization activities. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of March 31, 2021, we had total cash and cash equivalents of $32.7 million and positive working capital of $32.6 million. As of March 31, 2021, we had $12.0 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA.
From January 1, 2019 through March 31, 2021, we have raised total equity and debt proceeds of $60.4 million to fund our operations, including (i) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering (as defined below); (ii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering (as defined below); (iii) an additional $6.0 million of proceeds associated with exercises through March 31, 2021 of common warrants issued as part of the March 2020 Public Offering and March 2020 Registered Direct Offering; and (iv) $41.0 million in proceeds from the sale of common stock under our August 2019 and June 2020 common stock purchase agreements with Aspire Capital and the July 2020 Aspire CSPA. We also obtained a loan under the PPP (as defined below) of approximately $1.0 million in April 2020 to support certain qualified expenses, including payroll and rental expense, which is described below.
To date, we have focused our funding activities primarily on equity financings, while generating additional liquidity and capital through other sources, including: (i) governmental research contracts and grants totaling $12.9 million; (ii) our licensing and supply arrangements with Sato, totaling $24.2 million; and (iii) $25.0 million and $12.0 million in proceeds from two funding transactions during the second quarter of 2019 with Reedy Creek Investments LLC, or Reedy Creek, and Ligand, respectively, as described below.
We believe that our existing cash and cash equivalents balance as of March 31, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) preparatory costs associated with the anticipated continued regulatory progression of SB206; (iii) development activities in certain priority therapeutic areas, including infectious disease (Coronaviridae (COVID-19)) and companion animal health; (iv) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; and (v) certain build-out and manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing at our new corporate headquarters, but excludes any potential costs associated with other late-stage clinical development programs and proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including the results of the B-SIMPLE4 Phase 3 trial, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
We will need significant additional funding to continue our operating activities and make further advancements in our product development programs and potential commercialization activities beyond what is currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or delay, defer or reduce our cash expenditures by the first quarter of 2022. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all. If we are not able to secure additional financing and are unable to reduce our expenditures sufficiently, we may be forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection. In that event, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders. In addition, we believe that our clinical and preclinical data, technology platform and market potential provide for a range of opportunities in order to maximize stockholder value. As such, from time to time, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
Purchase Agreements with Aspire Capital
Prior Aspire Common Stock Purchase Agreements
On August 30, 2019, we entered into a common stock purchase agreement with Aspire Capital, or the 2019 Aspire CSPA, and on June 15, 2020, we entered into a common stock purchase agreement with Aspire Capital, or the June 2020 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25.0 million and $20.0 million, respectively, of shares of our common stock at our request from time to time during the 30-month term of each agreement. The June 2020 Aspire CSPA replaced the 2019 Aspire CSPA, which was terminated under the terms of the June 2020 Aspire CSPA. On July 21, 2020, the June 2020 Aspire CSPA was replaced by the July 2020 Aspire CSPA described below.
From the inception through the termination of the 2019 Aspire CSPA, we sold 4,865,717 shares of common stock at an average price of $0.62 per share under such agreement. These amounts, combined with the 345,622 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 5,211,339 shares issued to Aspire Capital under that agreement as of March 31, 2021. From the inception through the termination of the June 2020 Aspire CSPA, we sold 37,764,280 shares of common stock at an average price of $0.53 per share under that agreement. These amounts, combined with the 1,449,275 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 39,213,555 shares issued to Aspire Capital under the agreement, which was fully utilized prior to entry into the July 2020 Aspire CSPA. The 2019 Aspire CSPA and June 2020 Aspire CSPA had substantially similar terms to the July 2020 Aspire CSPA.
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, we entered into the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the agreement. Upon execution of the July 2020 Aspire CSPA, we agreed to sell to Aspire Capital 5,555,555 shares of our common stock at $0.90 per share for proceeds of $5.0 million. In addition, as consideration for entering into the July 2020 Aspire CSPA, we issued to Aspire Capital 1,000,000 shares of our common stock as a commitment fee.
Concurrently with entering into the July 2020 Aspire CSPA, we also entered into a registration rights agreement with Aspire Capital, in which we agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act of 1933, as amended, registering the sale of the shares of our common stock that have been and may be issued to Aspire Capital under the July 2020 Aspire CSPA. On July 23, 2020, we filed with the SEC a prospectus supplement to our effective shelf Registration Statement on Form S-3 (File No. 333-236583) registering all of the shares of common stock that may be offered to Aspire Capital from time to time under the July 2020 Aspire CSPA.
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
As of March 31, 2021, we have sold 22,210,397 shares of our common stock at an average price of $0.81 per share under the July 2020 Aspire CSPA for total proceeds of $18.0 million. These amounts, combined with the 1,000,000 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 23,210,397 shares issued to Aspire Capital under the agreement as of March 31, 2021. As of March 31, 2021, there was $12.0 million of remaining availability for sales of common stock under the July 2020 Aspire CSPA.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the July 2020 Aspire CSPA.
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
See “Note 9—Paycheck Protection Program” to the accompanying condensed consolidated financial statements for additional information regarding the Loan.
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

See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the March 2020 Registered Direct Offering.
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
Net proceeds from the March 2020 Public Offering were approximately $5.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.8 million. As of March 31, 2021, 18,521,667 common warrants issued as part of the March 2020 Public Offering have been exercised for an additional $5.6 million of proceeds associated with this offering.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the March 2020 Public Offering.
Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million for us to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, for the treatment of molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne.
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
See “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements for additional information related to the Purchase Agreement.

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
See “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements for additional information related to the Funding Agreement.
Licensing Arrangements
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the second amendment to the initial license agreement dated January 12, 2017, or the Sato Amendment. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. We have received approximately $24.2 million from Sato beginning January 2017 through March 31, 2021 under the Amended Sato Agreement, including (i) a $10.8 million upfront payment received following the execution of the agreement in January 2017; (ii) a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018; and (iii) $11.2 million of installment payments received following the execution of the Sato Amendment. In addition to the upfront payment paid in three installments in 2018 and 2019 that we received from Sato under the terms of the Sato Amendment, the Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events.
See “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements regarding the Amended Sato Agreement.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(8,601)	$(7,438)
Investing activities	(934)	(337)
Financing activities	6,789	15,848
Net (decrease) increase in cash, cash equivalents and restricted cash	$(2,746)	$8,073
Net Cash Used in Operating Activities
During the three months ended March 31, 2021, net cash used in operating activities was $8.6 million and consisted primarily of a net loss of $9.0 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $0.1 million; (ii) stock-based compensation expense of $0.1 million; (iii) a foreign currency transaction loss of $0.7 million related to expected payments to be received under the Amended Sato Agreement; and (iv) a $0.5 million net decrease in cash related to changes in other operating assets and liabilities. The net decrease in cash related to changes in assets and liabilities was primarily due to (i) a $0.9 million decrease in prepaid insurance, prepaid expenses and other current assets primarily related to the amortization of prepaid service contracts and directors and officers insurance premiums, (ii) a $0.1 million increase in other accrued expenses, and (iii) a $0.1 million increase in accrued outside research and development services. These increases in cash were more than offset by (i) a $0.6 million decrease in accrued compensation primarily related to the payment of 2020 performance bonuses in March 2021, (ii) a $0.7 million decrease in deferred revenue, and (iii) a $0.2 million decrease in accounts payable.
During the three months ended March 31, 2020, net cash used in operating activities was $7.4 million and consisted primarily of a net loss of $6.2 million, with adjustments for non-cash amounts related primarily to depreciation expense of $0.5 million, stock-based compensation expense of $0.3 million, a loss on disposal of equipment of less than $0.1 million, and a $2.1 million net decrease in other operating assets and liabilities. The net decrease in assets and liabilities was primarily due to (i) a $1.5 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand; (ii) a $1.1 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement during the first quarter of 2020; (iii) $0.5 million decrease in accrued legal and professional fees; and (iv) a $0.7 million decrease in accounts payable. These decreases were partially offset by (i) a $0.9 million increase in accrued outside research and development services; and (ii) a $0.7 million increase in accrued compensation, of which $0.5 million was associated with discrete severance charges and retention incentive compensation that were settled through cash payments made during the early second quarter of 2020. The increases in accounts payable and accrued outside research and development services balances during the first quarter of 2020 were primarily related to timing of invoice receipts and payments associated with the SB206 Phase 3 development program.
Net Cash Used in Investing Activities
During the three months ended March 31, 2021, the $0.9 million of net cash used in investing activities was primarily related to investing activities including purchases of property, equipment and services associated with the planning, design and build-out of our new corporate headquarters and small-scale manufacturing facility in Durham, North Carolina.
During the three months ended March 31, 2020, the $0.3 million of net cash used in investing activities was primarily related to installment payments made to a drug delivery device technology manufacturing vendor in connection with an ongoing drug delivery device technology enhancement project.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2021, net cash provided by financing activities was $6.8 million and consisted primarily of $6.3 million of proceeds from the sale of our common stock pursuant to the July 2020 Aspire CSPA and $0.4 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering and March 2020 Registered Direct Offering.
During the three months ended March 31, 2020, net cash provided by financing activities was $15.8 million and consisted primarily of (i) $5.3 million of proceeds, net of underwriting fees, from closing of the March 2020 Public Offering, (ii) $2.9 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering, (iii) $7.3 million of proceeds, net of placement agent fees, from the March 2020 Registered Direct Offering, and (iv) $0.4 million of proceeds from the sale of our common stock pursuant to the 2019 Aspire CSPA. These financing cash inflows were partially offset by less than $0.1 million of other offering costs, including legal and professional fees, directly associated with the March 2020 Public Offering, March 2020 Registered Direct Offering and the February 2020 shelf registration statement filing.
Capital Requirements
As of March 31, 2021, we had a total cash and cash equivalents balance of $32.7 million and positive working capital of $32.6 million. To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. As of March 31, 2021, we had an accumulated deficit of $258.2 million and there is substantial doubt about our ability to continue as a going concern.

We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete development and commercialization of any of our product candidates. Our ability to continue to operate our business, including our ability to advance development programs unrelated to the B-SIMPLE4 Phase 3 trial, as well as our ability to progress SB206 for molluscum to an NDA filing, which would occur, if at all, following completion of the B-SIMPLE4 Phase 3 trial, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including through potential sales using the remaining availability under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships.
Our equity issuances during the year ended December 31, 2020 and the three months ended March 31, 2021, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders. Alternatively, we may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value.
As of March 31, 2021, we had 151,653,150 shares of common stock outstanding. In addition, as of March 31, 2021, we had reserved 15,856,608 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock; (ii) outstanding stock options and stock appreciation rights; and (iii) future issuance under the 2016 Incentive Award Plan. As of December 31, 2020, we had 145,700,091 shares of our common stock outstanding, with an additional 16,903,031 reserved for future issuance. Our common stock consists of 200,000,000 authorized shares as of March 31, 2021 and December 31, 2020. On May 4, 2021, we held the Annual Meeting. At the Annual Meeting, our stockholders did not approve the proposal to amend our restated certificate of incorporation to increase the total number of authorized shares of our common stock from 200,000,000 to 250,000,000 shares. Because our stockholders did not approve an increase in authorized shares, without implementing a potential reverse stock split that would reduce the number of outstanding shares of our common stock and thereby increase the shares available for issuance, we may not have the ability to raise additional capital as needed to support development, regulatory approval and potential commercialization of our product candidates. Previously at the 2020 Annual Meeting, our stockholders approved a proposal to amend our restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than one-for-two and not more than one-for-fifteen, with such ratio and the implementation and timing of such reverse stock split to be determined by our board of directors in its sole discretion, and our board of directors will still have the authority to effect a reverse stock split until July 28, 2021, if, in its sole discretion, our board of directors determines that effecting a reverse stock split is in the best interests of the Company and our stockholders.
There can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. Our failure to obtain sufficient additional funds on acceptable terms as and when needed could cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. If we are not able to secure additional financing and are unable to reduce our expenditures sufficiently, we may be forced to terminate or eliminate our product development programs, wind down our operations, liquidate or seek bankruptcy protection. In that event, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, whereby, our stockholders may lose some or all of their investment. A failure to obtain sufficient funds on acceptable terms when needed, including the inability to utilize the remaining amount available under the July 2020 Aspire CSPA, could cause us to alter or reduce our planned operating activities, including but not limited to delaying planned activities directly related to or in support of product candidate development, to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our results of operations, financial condition and market valuation.
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

Contractual Obligations and Contingent Liabilities
Except for entering into the TBC Lease, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Corporate Updates” section in this Quarterly Report on Form 10-Q and in “Note 8—Commitments and Contingencies” to the accompanying condensed consolidated financial statements, there were no material changes during the three months ended March 31, 2021 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.
Jumpstart Our Business Startups Act of 2012 (JOBS Act)
In April 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for an “emerging growth company.” As an “emerging growth company,” we are electing not to take advantage of the extended transition period afforded by the JOBS Act for the implementation of new or revised accounting standards, and, as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth public companies. Section 107 of the JOBS Act provides that our decision not to take advantage of the extended transition period is irrevocable. We have chosen to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act; (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Act; and (iii) disclose certain executive compensation-related items, such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. We may remain an emerging growth company until the last day of 2021. However, if certain events occur prior to such date, including if we become a “large accelerated filer,” our annual gross revenue equals or exceeds $1.07 billion or we issue more than $1.0 billion of non-convertible debt in any three-year period, we will cease to be an emerging growth company prior to such date.
Critical Accounting Policies and Use of Estimates
Our management’s discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenue and expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.
Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies.
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
As of March 31, 2021, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
Remediation of Previously Reported Material Weakness
As described in our prior periodic filings, as of December 31, 2020, we reported a material weakness in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the Exchange Act) because of a material weakness in internal control related to the accounting for significant and unusual transactions. Our remediation efforts began in the first quarter of 2020 and continued through the fourth quarter of 2020. We have devoted significant efforts and resources to the remediation of the previously reported material weakness and to the improvement of our internal control over financial reporting generally. While we have processes to identify and apply accounting guidance pertaining to significant and unusual transactions, we have enhanced the design of control activities that we anticipate will better enable our understanding of the nuances of increasingly complex accounting standards and their application. In addition, we have hired additional personnel in our accounting department with technical expertise to assist in accounting for significant and unusual transactions, expanded access to accounting research databases and enhanced assessment, scoping and involvement of highly qualified consultative third party professionals regarding potentially complex accounting matters.
In the first quarter of 2021, after allowing the previously described control activities to operate for multiple reporting periods, our management concluded that the control activities were operating effectively. Based on the evidence obtained in validating the design and operational effectiveness of the implemented control, our principal executive and financial officers have concluded the previously reported material weakness in our internal control over financial reporting has been remediated as of March 31, 2021.
(b) Changes in Internal Controls Over Financial Reporting
Other than the continued operation of certain control activities described above to remediate the previously reported material weakness, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report, except as follows:
In order to raise additional capital in the future to support development, regulatory approval and potential commercialization of our product candidates, we will need to increase the number of shares authorized under our restated certificate of incorporation and/or implement a reverse stock split to authorize us to issue additional shares of common stock. Without the ability to raise additional capital, we will be required to restrict our operations or relinquish rights to our technologies or product candidates or pursue debt financing, which may not be available on terms acceptable to us, or at all.

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
Our common stock currently consists of 200,000,000 authorized shares. As of March 31, 2021, we had 151,653,150 shares of common stock outstanding. In addition, as of March 31, 2021, we had reserved 15,856,608 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock, (ii) outstanding stock options and stock appreciation rights, and (iii) future issuance under the Novan, Inc. 2016 Incentive Award Plan.
Under our restated certificate of incorporation, increasing the number of shares authorized under our restated certificate of incorporation requires the approval of our stockholders. On May 4, 2021, we held the Annual Meeting, at which our stockholders did not approve the proposal to amend our restated certificate of incorporation to increase the total number of authorized shares of our common stock from 200,000,000 to 250,000,000 shares. Previously at the 2020 Annual Meeting, our stockholders approved a proposal to amend our restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than one-for-two and not more than one-for-fifteen, with such ratio and the implementation and timing of such reverse stock split to be determined by our board of directors in its sole discretion, and our board of directors will still have the authority to effect a reverse stock split until July 28, 2021, if, in its sole discretion, our board of directors determines that effecting a reverse stock split is in the best interests of the Company and our stockholders. Because our stockholders did not approve the proposed increase in authorized shares, without implementing a potential reverse stock split, which would reduce the number of outstanding shares of our common stock and thereby increase the number of shares available for issuance, we may not have the ability to raise additional capital as needed to support development, regulatory approval and potential commercialization of our product candidates, or we may be required to pursue debt financing.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1*	Lease, dated as of January 18, 2021, by and between Novan, Inc. and Copper II 2020, LLC, and as amended by the First Amendment to Lease as of March 18, 2021.	X
10.2	Non-Employee Director Compensation Policy.		8-K	001-37880	10.1	March 2, 2021
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.
* Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the SEC upon request.

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

Date: May 11, 2021