Form 10-Q
period 2021-06-30
Novan, Inc.
filed 2021-08-12
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 5, 2021, there were 18,813,192 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$65,802	$35,879
Contracts and grants receivable	63	4,863
Prepaid insurance	629	1,818
Prepaid expenses and other current assets	692	1,333
Other current asset related to leasing arrangement, net	1,592	—
Assets held for sale	—	114
Total current assets	68,778	44,007
Restricted cash	472	—
Intangible assets	75	75
Other assets	302	341
Property and equipment, net	8,703	2,406
Right-of-use lease assets	1,386	—
Total assets	$79,716	$46,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,800	$1,192
Accrued compensation	800	1,154
Accrued outside research and development services	156	930
Accrued legal and professional fees	239	168
Other accrued expenses	4,224	801
Deferred revenue, current portion	2,990	2,990
Paycheck Protection Program loan, current portion	—	478
Research and development service obligation liability, current portion	1,396	987
Total current liabilities	11,605	8,700
Deferred revenue, net of current portion	7,087	8,238
Paycheck Protection Program loan, net of current portion	—	478
Noncurrent operating lease liabilities	3,095	—
Research and development service obligation liability, net of current portion	450	649
Research and development funding arrangement liability	25,000	25,000
Other long-term liabilities	153	787
Total liabilities	47,390	43,852
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 18,812,642 and 14,570,959 shares issued as of June 30, 2021 and December 31, 2020, respectively; 18,811,692 and 14,570,009 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	296,731	252,408
Treasury stock at cost, 950 shares as of June 30, 2021 and December 31, 2020	(155)	(155)
Accumulated deficit	(264,252)	(249,277)
Total stockholders’ equity	32,326	2,977
Total liabilities and stockholders’ equity	$79,716	$46,829

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
License and collaboration revenue	$747	$1,100	$1,494	$2,124
Government research contracts and grants revenue	—	221	72	410
Total revenue	747	1,321	1,566	2,534
Operating expenses:
Research and development	5,257	3,761	11,675	8,677
General and administrative	2,431	3,232	5,117	5,739
Impairment loss on long-lived assets	114	2,421	114	2,421
Total operating expenses	7,802	9,414	16,906	16,837
Operating loss	(7,055)	(8,093)	(15,340)	(14,303)
Other income (expense), net:
Interest income	3	10	6	45
Gain on debt extinguishment	956	—	956	—
Other income (expense)	73	(3)	(597)	5
Total other income (expense), net	1,032	7	365	50
Net loss and comprehensive loss	$(6,023)	$(8,086)	$(14,975)	$(14,253)
Net loss per share, basic and diluted	$(0.39)	$(1.00)	$(0.98)	$(2.42)
Weighted-average common shares outstanding, basic and diluted	15,570,290	8,060,317	15,288,156	5,882,352

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2021
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2020	14,570,009	$1	$252,408	$(155)	$(249,277)	$2,977
Stock-based compensation	—	—	36	—	—	36
Exercise of common stock warrants	99,651	—	442	—	—	442
Common stock issued pursuant to common stock purchase agreement	493,163	1	6,333	—	—	6,334
Exercise of stock options	2,492	—	13	—	—	13
Net loss	—	—	—	—	(8,952)	(8,952)
Balance as of March 31, 2021	15,165,315	$2	$259,232	$(155)	$(258,229)	$850
Stock-based compensation	—	—	215	—	—	215
Common stock issued pursuant to public offering, net	3,636,364	—	37,236	—	—	37,236
Exercise of common stock warrants	3,900	—	19	—	—	19
Exercise of stock options	6,150	—	29	—	—	29
Extinguishment of fractional shares resulting from reverse stock split	(37)	—	—	—	—	—
Net loss	—	—	—	—	(6,023)	(6,023)
Balance as of June 30, 2021	18,811,692	$2	$296,731	$(155)	$(264,252)	$32,326

	Six Months Ended June 30, 2020
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2019	2,673,480	$—	$197,856	$(155)	$(219,984)	$(22,283)
Stock-based compensation	—	—	385	—	—	385
Common stock and pre-funded warrants issued pursuant to public offering, net	1,549,860	—	5,158	—	—	5,158
Exercise of pre-funded warrants related to public offering	433,333	—	—	—	—	—
Common stock and pre-funded warrants issued pursuant to registered direct offering, net	1,055,000	1	7,224	—	—	7,225
Exercise of pre-funded warrants related to registered direct offering	460,233	—	—	—	—	—
Exercise of common stock warrants	960,000	—	2,880	—	—	2,880
Common stock issued pursuant to common stock purchase agreement	70,000	—	442	—	—	442
Net loss	—	—	—	—	(6,167)	(6,167)
Balance as of March 31, 2020	7,201,906	$1	$213,945	$(155)	$(226,151)	$(12,360)
Stock-based compensation	—	—	335	—	—	335
Exercise of pre-funded warrants related to registered direct offering	345,233	—	—	—	—	—
Exercise of common stock warrants	861,067	—	2,583	—	—	2,583
Common stock issued pursuant to common stock purchase agreements	3,533,999	—	17,491	—	—	17,491
Net loss	—	—	—	—	(8,086)	(8,086)
Balance as of June 30, 2020	11,942,205	$1	$234,354	$(155)	$(234,237)	$(37)
The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(14,975)	$(14,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	138	987
Impairment loss on long-lived assets	114	2,421
Stock-based compensation	(261)	691
Non-cash cost of shares issued to Aspire Capital as commitment fee	—	848
Foreign currency transaction loss	667	—
Gain on debt extinguishment	(956)	—
Loss on disposal and write-offs of property and equipment	—	44
Changes in operating assets and liabilities:
Contracts and grants receivable	4,457	198
Prepaid insurance, prepaid expenses and other current assets	1,830	531
Accounts payable	(107)	(333)
Accrued compensation	(354)	189
Accrued outside research and development services	(774)	(545)
Accrued legal and professional fees	(28)	(358)
Other accrued expenses	499	264
Deferred revenue	(1,494)	(2,243)
Research and development service obligation liabilities	210	(1,882)
Other long-term assets and liabilities	45	(349)
Net cash used in operating activities	(10,989)	(13,790)
Cash flow from investing activities:
Purchases of property and equipment	(2,810)	(357)
Proceeds from the sale of property and equipment	—	15
Net cash used in investing activities	(2,810)	(342)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	37,600	12,577
Proceeds from exercise of common stock warrants	461	5,463
Proceeds from Paycheck Protection Program loan	—	956
Proceeds from issuance of common stock under common stock purchase agreement	6,334	17,085
Payments related to public offering costs	(243)	(178)
Payments of offering costs related to registration statement	—	(25)
Proceeds from exercise of stock options	42	—
Net cash provided by financing activities	44,194	35,878
Net increase in cash, cash equivalents and restricted cash	30,395	21,746
Cash, cash equivalents and restricted cash as of beginning of period	35,879	14,251
Cash, cash equivalents and restricted cash as of end of period	$66,274	$35,997

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$4,007	$—
Right-of-use assets obtained in exchange for lease liabilities	$1,386	$—
Non-cash gain on debt extinguishment from forgiveness of Paycheck Protection Program loan	$956	$—
Deferred offering costs in accounts payable and accrued expenses	$121	$—
Deferred offering costs reclassified to additional paid-in capital	$364	$16

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$65,802	$35,458
Restricted cash included in noncurrent assets	472	539
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$66,274	$35,997

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)
Note 1: Organization and Significant Accounting Policies
Business Description and Basis of Presentation
Novan, Inc. (“Novan” and together with its subsidiaries, the “Company”), is a North Carolina-based late clinical-stage biotechnology company focused on leveraging its proprietary nitric oxide based technology platform, NITRICIL™ to generate macromolecular new chemical entities to treat multiple indications in dermatology, men’s and women’s health, infectious diseases, and various other medical conditions with significant unmet needs. Novan was incorporated in January 2006 under the state laws of Delaware. Its wholly-owned subsidiary, Novan Therapeutics, LLC was organized in 2015 under the state laws of North Carolina. On March 14, 2019, the Company completed registration of a wholly-owned Ireland-based subsidiary, Novan Therapeutics, Limited.
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The December 31, 2020 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Additionally, the Company’s independent registered public accounting firm’s report for the December 31, 2020 financial statements included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern.
Basis of Consolidation
The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Reverse Stock Split
On May 25, 2021, the Company amended its restated certificate of incorporation effecting a 1-for-10 reverse stock split of its outstanding shares of capital stock (the “Reverse Stock Split”). The Reverse Stock Split did not change the number of authorized shares of capital stock of the Company or cause an adjustment to the par value of the Company's capital stock. As a result of the Reverse Stock Split, the Company adjusted (i) the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options, warrants to purchase shares of common stock and stock appreciation rights, (ii) the share price targets of the Company’s Tangible Stockholder Return Plan and (iii) the number of shares reserved for issuance pursuant to the Company’s equity incentive compensation plans. No fractional shares were issued in connection with the Reverse Stock Split. Stockholders who would have otherwise held a fractional share of capital stock received a cash payment for any fractional share resulting from the Reverse Stock Split in an amount equal to such fraction multiplied by the closing sales price of the common stock as reported on the Nasdaq Stock Market on May 25, 2021, the last trading day immediately prior to the effectiveness of the Reverse Stock Split. See Note 10—Stockholders’ Equity (Deficit) for further information regarding the Reverse Stock Split.
All disclosures of shares and per share data in the condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, and certain amounts within the condensed consolidated balance sheets and condensed consolidated statements of stockholders’ equity (deficit) were reclassified between common stock and additional paid-in capital.
Liquidity and Operations
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

The Company evaluated the following in its determination that in the aggregate, there are no conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern:
•The Company has reported a net loss in all fiscal periods since inception and, as of June 30, 2021, the Company had an accumulated deficit of $264,252.
•As of June 30, 2021, the Company had a total cash and cash equivalents balance of $65,802.
•As described in Note 10—Stockholders’ Equity (Deficit), in June 2021 the Company completed a public offering of its common stock pursuant to the Company’s shelf registration statement (the “June 2021 Public Offering”). Net proceeds from the offering were approximately $37,236 after deducting underwriting discounts and commissions and offering expenses of approximately $2,764.
•As described in Note 10—Stockholders’ Equity (Deficit), in July 2020 the Company entered into a common stock purchase agreement (the “July 2020 Aspire CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”). The July 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of June 15, 2020, between the Company and Aspire Capital (the “June 2020 Aspire CSPA”), which was fully utilized. During the six months ended June 30, 2021, the Company received aggregate net proceeds of $6,334 from sales under the July 2020 Aspire CSPA and, as of June 30, 2021, had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
•As described in Note 10—Stockholders’ Equity (Deficit), in early March 2020 the Company completed a public offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and common warrants to purchase common stock pursuant to the Company’s then effective shelf registration statement (the “March 2020 Public Offering”). Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. The Company has also received proceeds from the exercise of common warrants issued in the March 2020 Public Offering of approximately $5,568 through June 30, 2021.
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
•The Company anticipates that it will continue to generate losses for the foreseeable future, and it expects the losses to increase as it continues the development of, and seeks regulatory approvals for, its product candidates and begins activities to prepare for potential commercialization.
Management’s evaluation is also based on other relevant conditions that are known or reasonably knowable at the date that the financial statements are issued, including ongoing liquidity risks faced by the Company, the Company’s conditional and unconditional obligations due or anticipated within one year, the funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows, and other conditions and events that, when considered in conjunction with the above, may adversely affect the Company’s ability to meet its obligations.
The Company believes that its existing cash and cash equivalents balance as of June 30, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide it with adequate liquidity to fund its planned operating needs into the first quarter of 2023. This operating forecast and related cash projection includes: (i) costs through the expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum contagiosum; (iii) costs associated with the build-out of the Company’s new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iv) conducting drug manufacturing capability transfer activities to external third-party contract manufacturing organizations (“CMOs”), including a drug delivery device technology enhancement project; (v) development activities in certain early stage priority therapeutic areas, including infectious diseases (Coronaviridae (COVID-19)); (vi) certain research and development activities primarily related to SB204 as a treatment for acne vulgaris; and (vii) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs; (b) operating costs that could occur between a potential New Drug Application (“NDA”)

submission for SB206 through NDA approval, including marketing and commercialization efforts to achieve potential launch of SB206, and (c) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. The Company may decide to revise its development and operating plans or the related timing, depending on information it learns through its research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, its ability to enter into strategic arrangements, its ability to access additional capital and its financial priorities.
The Company will need significant additional funding to continue its operating activities, make further advancements in its product development programs and potentially commercialize any of its product candidates beyond those activities currently included in its operating forecast and related cash projection. The Company does not currently have sufficient funds to commercialize any of its product candidates, if approved, and its funding needs will largely be determined by its commercialization strategy for SB206, subject to NDA submission timing and the regulatory approval process. The Company’s potential commercialization strategy includes, but is not limited to, securing a commercialization partner, co-commercializing with a partner, or commercializing on its own.
The inability of the Company to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company may pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s equity issuances during the year ended December 31, 2020, and the six months ended June 30, 2021, have resulted in significant dilution to its existing stockholders. Any future additional issuances of equity, or debt convertible into equity, would result in further significant dilution to the Company’s existing stockholders. Alternatively, the Company may seek to engage in one or more potential transactions, such as the sale of the Company, or sale or divestiture of some of its assets, such as a sale of its dermatology platform assets, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to the Company.
COVID-19
In December 2019, the novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), which causes novel coronavirus disease (“COVID-19”) was reported in China, and in March 2020, the World Health Organization declared it a pandemic. The extent to which COVID-19, and its variant strains, and domestic and global efforts to contain its spread will impact the Company’s business including its operations, preclinical studies, clinical trials, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic, the availability and effectiveness of vaccines in preventing the spread of COVID-19 (and its variants), and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19 and its variants.
During the pandemic, the timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 trial, and, while the Company enrolled and dosed the first patient in the trial in September 2020 and announced top-line results in June 2021, the Company continues to assess any further impact of COVID-19 on the Company’s operations.
In addition, the Company currently relies on third-party suppliers to provide the raw materials that are used by the Company or its third-party manufacturers in the manufacture of its product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, that the Company uses to manufacture its product candidates. The Company also relies on third-party logistics vendors to transport its raw materials, active pharmaceutical ingredient (“API”), and drug products through its supply chain. Certain materials, including the Company's API, have designated hazard classifications that limit available transportation modes or quantities. Third-party logistics vendors may choose to delay or defer transportation of materials with such hazard classifications from time to time, especially in light of the pandemic and related global supply chain constraints, which could adversely impact the timing or cost of the Company’s manufacturing supply chain activities or other associated development activities. The Company continues to assess any further impact of COVID-19 and its variants on its supply chain and related vendors, including in its usage of third-party vendors to supply goods, materials and equipment to build-out its new facility. The Company expects to complete the construction of its new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product, in the second half of 2021.

Despite disruptions to the Company’s business operations and the business operations of third parties on which the Company relies, the COVID-19 pandemic has not significantly impacted the Company’s operating results and financial condition to date. However, at this time, the extent to which COVID-19 and its variants may impact the Company’s financial condition or results of operations in the future is uncertain.
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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position and its results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 24, 2021.
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
Restricted Cash
Restricted cash as of June 30, 2021 includes funds maintained in a deposit account to secure a letter of credit for the benefit of the TBC Landlord (as defined below). See Note 8—Commitments and Contingencies for further information regarding the letter of credit and the TBC Lease (as defined below).
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and six months ended June 30, 2021 and June 30, 2020 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	June 30,
	2021	2020
Warrants to purchase common stock (Note 10)	1,274,176	1,402,577
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	401,525	190,035
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	61,000	60,000
Inducement stock options outstanding (Note 11)	1,250	9,400

Segment and Geographic Information
The Company has determined that it operates in one segment. The Company uses its proprietary nitric oxide based technology platform to generate macromolecular new chemical entities and develops product candidates to treat multiple indications. The Chief Executive Officer, who is the Company’s chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has only had limited revenue since its inception, but substantially all revenue was derived from licensing agreements originating in the United States. Substantially all of the Company’s long-lived assets are maintained in the United States.
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $747, or 100% of total revenue, and $1,494, or approximately 95% of total revenue, during the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2020, the Company generated revenue from its licensing partner in Japan of $1,100, or approximately 83% of total revenue, and $2,124, or 84% of total revenue, respectively.
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
Accounting Pronouncements Being evaluated
In May 2021, the FASB issued ASU No. 2021-04, Earnings per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This guidance is intended to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options, such as warrants, that remain equity classified after modification or exchange. This standard is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU but does not expect the adoption of this new standard to have a material impact on the Company’s condensed consolidated financial statements.
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
Sublicense of UNC and other third party intellectual property to KNOW Bio.  The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from the University of North Carolina at Chapel Hill (“UNC”) under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the six months ended June 30, 2021 and 2020.
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

On October 5, 2018, the Company and Sato entered into the second amendment (the “Sato Amendment”) to the Sato Agreement (collectively, the “Amended Sato Agreement”). The Sato Amendment expanded the Sato Agreement to include SB206, the Company’s drug candidate for the treatment of viral skin infections. Pursuant to the Amended Sato Agreement, the Company granted to Sato an exclusive, royalty-bearing, non-transferable license under certain of its intellectual property rights, with the right to sublicense with the Company’s prior written consent, to develop, use and sell products in Japan that incorporate SB204 or SB206 in certain topical dosage forms for the treatment of acne vulgaris or viral skin infections, respectively, and to make the finished form of such products. The Company or its designated contract manufacturer will supply finished product to Sato for use in the development of SB204 and SB206 in the licensed territory. The rights granted to Sato do not include the right to manufacture the API of SB204 or SB206; rather, the parties agreed to negotiate a commercial supply agreement pursuant to which the Company or its designated contract manufacturer would be the exclusive supplier to Sato of the API for the commercial manufacture of licensed products in the licensed territory. Under the terms of the Amended Sato Agreement, the Company also has exclusive rights to certain intellectual property that may be developed by Sato in the future, which the Company could choose to use for its own development and commercialization of SB204 or SB206 outside of Japan.
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
•Up to an aggregate of 1.75 billion JPY (adjusted from 2.75 billion JPY in the Sato Agreement) upon the achievement of various development and regulatory milestones, including (i) a 0.25 billion JPY (approximately $2,162 USD) milestone payment received during the fourth quarter of 2018 following Sato’s initiation of a Phase 1 trial in Japan; and (ii) an aggregate of 1.0 billion JPY that becomes payable upon the earlier occurrence of specified fixed future dates or the achievement of milestone events, of which the Company received a payment of 0.5 billion JPY (approximately $4,572 USD) during the second quarter of 2021.
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
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to June 30, 2021; or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:
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

•An aggregate of 1.0 billion JPY in non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events. On May 20, 2021, the Company received one such non-contingent milestone payment in the form of a payment of 0.5 billion JPY (approximately $4,572 USD) related to achievement of a time-based developmental milestone.
The payment terms contained within the Amended Sato Agreement related to upfront, developmental milestone and sales milestone payments are of a short-term nature and, therefore, do not represent a financing component requiring additional consideration.
The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2020	$4,843	$16,071	$11,228

June 30, 2021	$4,500	$14,577	$10,077

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2020	$2,990	$8,238	$11,228

June 30, 2021	$2,990	$7,087	$10,077
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset).
The change in the net deferred revenue balance during the three and six months ended June 30, 2021 was associated with (i) the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue); and (ii) the impact of foreign currency exchange rate fluctuations. As of December 31, 2020, the Company had an unconditional right to receive consideration of $4,843, based on a time-based developmental milestone payment that became due and payable as of December 31, 2020. Therefore, as of December 31, 2020, the Company presented this milestone payment in contracts and grants receivable within its condensed consolidated balance sheets. During the three months ended June 30, 2021, the Company received payment of $4,572 related to achievement of this time-based developmental milestone, with the difference between the amount received and the balance presented as of December 31, 2020 being due to foreign currency fluctuations.
During the three and six months ended June 30, 2021, the Company recognized $747 and $1,494, respectively, in license and collaboration revenue under this agreement. During the three and six months ended June 30, 2020, the Company recognized $1,100 and $2,124, respectively, in license and collaboration revenue under this agreement.
During the three and six months ended June 30, 2021, the Company recognized income of $72 and expense of $614, respectively, related to foreign currency adjustments related to the contract asset and contract receivable, presented within other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of June 30, 2021 and therefore, is currently fully constrained and excluded from the transaction price.
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

The Company monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. During the third quarter of 2020, Sato prepared, and the Company reviewed, an SB206 Japanese development program timeline that supported a 7.5 year performance period estimate completing in the third quarter of 2024. The SB204 Japanese development plan and program timeline was not presented by Sato and remains under evaluation by the Company and Sato. Currently, the Company understands that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206.
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
The estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The combined SB204 and SB206 development program timeline in Japan is continuously reevaluated by Sato and the Company, and may potentially be further affected by various factors, including: (i) the analyses, assessments and decisions made by the joint development committee and the applicable regulatory authorities, which will influence and establish the combined SB204 and SB206 Japan development program plan; (ii) the remaining timeline and completion of the B-SIMPLE4 Phase 3 trial in the United States, which has been and may be further impacted by the COVID-19 pandemic; (iii) the API and drug product supply chain progression, including the Company’s build-out of further in-house drug manufacturing capabilities; (iv) the Company’s manufacturing technology transfer projects with third-party CMOs; and (v) a drug delivery device technology enhancement project with a technology manufacturing vendor.
If the duration of the combined SB204 and SB206 development program timeline is further affected by the establishment of or subsequent adjustments to, as applicable, the mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
See Note 14—Subsequent Events regarding the July 2021 update from Sato regarding the estimated combined SB204 and SB206 development program timeline.
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
Performance Obligations under the Amended Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of June 30, 2021 was $10,077. The Company expects to recognize approximately 21% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Amended Sato Agreement that are contingent upon future sales.
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
In February 2020, following the successful progression of the NIH Phase 1 Grant, the Company was awarded a Phase 2 federal grant of approximately $997 from the NIH (the “NIH Phase 2 Grant”) that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. The NIH Phase 2 Grant funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company was awarded additional funding of $126 in March 2021 and may be eligible to receive additional funding as part of the NIH Phase 2 Grant, all of which was or will be subject to availability of NIH funds and satisfactory progress of the project. Revenue recognized under the NIH Phase 1 Grant and NIH Phase 2 Grant was $0 and $62 during the three and six months ended June 30, 2021, respectively. Revenue recognized under the NIH Phase 1 Grant and NIH Phase 2 Grant was $5 and $29 during the three and six months ended June 30, 2020, respectively.
In September 2019, the Company received a grant from the United States Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant supports the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant supports the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $0 and $10 during the three and six months ended June 30, 2021, respectively. Revenue recognized under this grant was $216 and $381 during the three and six months ended June 30, 2020, respectively.
Note 6: Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, the Company entered into a royalty and milestone payments purchase agreement (the “Purchase Agreement”) with Reedy Creek Investments LLC (“Reedy Creek”), pursuant to which Reedy Creek provided funding to the Company in an initial amount of $25,000, for the Company to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, a topical gel with anti-viral properties being developed for the treatment of molluscum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis.

Pursuant to the Purchase Agreement, the Company will pay Reedy Creek ongoing quarterly payments, calculated based on an applicable percentage per product of any upfront fees, milestone payments, royalty payments or equivalent payments received by the Company pursuant to any out-license agreement for SB204, SB206 or SB414 in the United States, Mexico or Canada, net of any upfront fees, milestone payments, royalty payments or equivalent payments paid by the Company to third parties pursuant to any agreements under which the Company has in-licensed intellectual property with respect to such products in the United States, Mexico or Canada. The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by the Company pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB204 and SB414. However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by the Company (but not royalty payments received by the Company) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If the Company decides to commercialize any product on its own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, the Company will only be obligated to pay Reedy Creek a low single digits royalty on net sales of such products.
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
As such, the Company determined that the appropriate accounting treatment under ASC 730-20 was to record the initial proceeds of $25,000 as cash and cash equivalents, as the Company had the ability to direct the usage of funds, and a long-term liability within its classified balance sheet. The long-term liability will remain until the Company receives future milestones from other potential third parties, as defined within the Purchase Agreement, of which 25% will be contractually owed to Reedy Creek. If potential future milestone or other payments are received by the Company, and become partly due to Reedy Creek, the corresponding partial repayment to Reedy Creek will result in a ratable reduction of the total long-term obligation to repay the initial purchase price.
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, the Company entered into a development funding and royalties agreement (the “Funding Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), pursuant to which Ligand provided funding to the Company of $12,000, for the Company to use to pursue the development and regulatory approval of SB206, a topical gel with anti-viral properties being developed for the treatment of molluscum.
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
The Company amortizes the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs incurred by the Company during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States. The ratable Ligand funding is presented within the accompanying condensed consolidated statements of operations and comprehensive loss within research and development expenses associated with the SB206 program.
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
During the three months ended June 30, 2021, after the announcement of the B-SIMPLE4 positive top-line results on June 11, 2021, the Company reassessed and identified additional estimated costs necessary to progress the SB206 program to a potential United States regulatory approval. As such, the estimated regulatory costs subject to the Ligand funding has increased from prior periods. Therefore, the Company noted that for the three and six months period ended June 30, 2021, the Company reflected this change in estimate and recorded accretion of the liability associated with the Ligand Funding Agreement. The Company will continue to monitor and adjust its estimated regulatory cost, through approval, as needed.
For the three and six months ended June 30, 2021, the Company recorded research and development expense of $228 and $210, respectively, related to the SB206 developmental program, related to accretion of the Ligand Funding Agreement amount. For the three and six months ended June 30, 2020, the Company recorded $369 and $1,882, respectively, as contra-research and development expense related to the SB206 developmental program, related to amortization of the Ligand Funding Agreement amount.
Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	June 30, 2021	December 31, 2020
Computer equipment	$58	$67
Furniture and fixtures	23	34
Laboratory equipment	3,808	2,930
Office equipment	167	72
Leasehold improvements	6,024	562
Property and equipment, gross	10,080	3,665
Less: Accumulated depreciation and amortization	(1,377)	(1,259)
Total property and equipment, net	$8,703	$2,406
Depreciation and amortization expense was $81 and $138 for the three and six months ended June 30, 2021, respectively, and $492 and $987 for the three and six months ended June 30, 2020, respectively.
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

As of December 31, 2020, the Company had $114 of disposal group carrying value remaining, which was classified as assets held for sale in the accompanying condensed consolidated balance sheets. This disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with the Company’s previous large scale drug manufacturing capability, which was being sold over time through a consignment seller. During the second quarter of 2021, the Company assessed the disposal group for recoverability and determined that the remaining carrying value of the disposal group had no fair value. As a result of this assessment, the Company recorded an impairment charge of $114 during the three months ended June 30, 2021.
As of June 30, 2021 and December 31, 2020, the Company had goods and services associated with the planning, design and build-out of its new facility of $710 and $17, respectively, included in accounts payable and $3,297 and $365, respectively, included in other accrued expenses in other current liabilities in the accompanying condensed consolidated financial statements.
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
Triangle Business Center Facility Lease
On January 18, 2021, the Company entered into a Lease, dated as of January 18, 2021, as amended as of March 18, 2021 (the “TBC Lease”), by and between the Company and Copper II 2020, LLC (the “TBC Landlord”), pursuant to which the Company is leasing 15,623 rentable square feet located at a new location (the “Premises”). The Premises will serve as the Company’s new corporate headquarters. The Company is building out the Premises to support various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a primary, or secondary backup, component of a potential future commercial supply chain.

The TBC Lease commenced on January 18, 2021 (the “Lease Commencement Date”). Rent under the TBC Lease commences on the earlier of (i) the date the Company occupies a certain portion of the Premises, as specified in the TBC Lease, for the purposes of conducting business therein, or (ii) nine months after the Lease Commencement Date, provided that the date for purposes of (ii) is subject to extension for any delay in the TBC Landlord’s delivery of the Premises to the Company in accordance with certain specifications set forth in the TBC Lease (the “Rent Commencement Date”). The term of the TBC Lease expires on the last day of the one hundred twenty-third calendar month after the Rent Commencement Date (and if the Rent Commencement Date does not occur on the first day of a calendar month, the period from the Rent Commencement Date to the first day of the next calendar month shall be included in the first such month for purposes of determining the duration of the term of the TBC Lease). The TBC Lease provides the Company with one option to extend the term of the TBC Lease for a period of five years, which would commence upon the expiration of the original term of the TBC Lease, with base rent of a market rate determined according to the TBC Lease; however, the renewal period was not included in the calculation of the lease obligation as the Company determined it was not reasonably certain to exercise the renewal option.
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
Rent expense, including both short-term and variable lease components associated with the Hopson Road Facility Lease and the TBC Lease, as applicable, was $111 and $256 for the three and six months ended June 30, 2021, respectively, and $171 and $395 for the three and six months ended June 30, 2020, respectively.
The weighted average remaining lease term for the TBC Lease and weighted average discount rate for the TBC Lease are 10.50 years and 8.35%, respectively, as of June 30, 2021.
Future net minimum lease payments as of June 30, 2021 were as follows:

Maturity of Lease Liabilities	Operating Lease
2021	$(1,523)
2022	(69)
2023	493
2024	508
2025	523
2026 and beyond	3,542
Total future undiscounted lease payments	$3,474
Add: reclassification of discounted net cash inflows to other current assets	$1,592
Less: imputed interest	$(1,971)
Total reported lease liability	$3,095
The table above reflects payments for an operating lease with a remaining term of one year or more, but does not include obligations for short-term leases. In addition, the net cash inflow related to the 2021 and 2022 fiscal year presented above relates to the expected timing of the tenant improvement allowance of $2,031 being funded by the TBC Landlord, which the Company reasonably expects to receive within the next twelve months, partially offset by expected lease payments for the corresponding period.

Components of lease assets and liabilities as of June 30, 2021 were as follows:

As of June 30, 2021
Leases
Assets
Other current asset related to leasing arrangement, net	$1,592
Right-of-use lease assets	1,386
Total assets	$2,978

Liabilities
Noncurrent operating lease liabilities	$3,095
Total lease liabilities	$3,095
The effective discounted value of the payments of the tenant improvement allowance of $2,031, being funded by the TBC Landlord, partially offset by the expected lease payments by the Company within the next twelve months, results in a net balance of $1,592, which is presented within the condensed consolidated balance sheets as other current asset related to leasing arrangement, net as of June 30, 2021. Furthermore, this amount is also included in long-term lease liabilities within the condensed consolidated balance sheets as of June 30, 2021.
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
There have been no material contract terminations as of June 30, 2021.
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
See Note 14—Subsequent Events regarding a July 2021 development services agreement with a third-party full-scale API manufacturer.
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
See Note 11—Stock-Based Compensation regarding stock options and stock appreciation rights.

See Note 12—Tangible Stockholder Return Plan regarding the Tangible Stockholder Return Plan adopted in August 2018, as amended and restated on May 25, 2021.
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
The Company previously applied for and during the second quarter of 2021 received notification of forgiveness of the entire loan balance, including any accrued interest. Based upon the Notice of Paycheck Protection Program Forgiveness Payment received by the Company from the SBA, as of June 14, 2021, the forgiveness of the principal balance of $956 is presented within the condensed consolidated statements of operations as a gain on debt extinguishment.
Note 10: Stockholders’ Equity (Deficit)
Capital Structure
In conjunction with the completion of the Company’s initial public offering in September 2016, the Company amended its restated certificate of incorporation and amended and restated its bylaws. The amendment provided for 210,000,000 authorized shares of capital stock, of which 200,000,000 shares are designated as $0.0001 par value common stock and 10,000,000 shares are designated as $0.0001 par value preferred stock.
At the Company’s Annual Meeting of Stockholders held on July 28, 2020 (the “2020 Annual Meeting”), the Company’s stockholders approved the amendment to the Restated Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio of not less than one-for-two and not more than one-for-fifteen, with such ratio and the implementation and timing of such reverse stock split to be determined by the Company’s board of directors in its sole discretion. On May 18, 2021, the Company’s board of directors approved a one-for-ten reverse stock split of the Company’s issued and outstanding common stock. On May 24, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Restated Certification of Incorporation of the Company in order to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on May 25, 2021, and the Company’s common stock began trading on a split-adjusted basis on May 26, 2021. As a result of the Reverse Stock Split, on the effective date thereof, each outstanding ten (10) shares of common stock combined into and became one (1) share of common stock, and the number of the Company’s issued and outstanding shares of common stock was reduced to 15,170,678. The accompanying condensed consolidated financial statements and related notes give retroactive effect to the Reverse Stock Split.
June 2021 Public Offering
On June 17, 2021, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co., as underwriter, pursuant to which the Company agreed to issue and sell an aggregate of 3,636,364 shares of the Company’s common stock at a price to the public of $11.00 per share, less underwriting discounts and commissions. The Company also granted the underwriter a 30-day option (the “Underwriter Option”) to purchase up to an additional 545,454 shares of common stock at the public offering price, less underwriting discounts and commissions. The June 2021 Public Offering closed on June 21, 2021, and the Underwriter Option expired unexercised in July 2021.

Net proceeds from the June 2021 Public Offering were approximately $37,236 after deducting underwriting discounts and commissions and offering expenses of approximately $2,764. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital.

The June 2021 Public Offering was made pursuant to the Company’s effective shelf registration statement on Form S-3 (No. 333-236583), filed with the Securities and Exchange Commission (“SEC”) and declared effective by the SEC on April 10, 2020, including a prospectus contained therein dated as of April 10, 2020, as supplemented by a prospectus supplement, dated June 17, 2021.
March 2020 Public Offering
On February 27, 2020, the Company entered into an underwriting agreement with H.C. Wainwright, as underwriter, relating to the offering, issuance and sale of 1,400,000 shares of common stock, pre-funded warrants to purchase 433,333 shares of common stock (the “CMPO Pre-Funded Warrants”), and accompanying common warrants to purchase up to an aggregate of 1,833,333 shares of common stock (the “firm warrants”). The Company also granted H.C. Wainwright, as underwriter, a 30-day option to purchase up to 275,000 additional shares of common stock and/or common warrants to purchase up to an aggregate of 275,000 shares of common stock, which H.C. Wainwright partially exercised on March 2, 2020 to purchase 149,860 shares of common stock and common warrants to purchase 275,000 shares of common stock (the “option warrants,” and together with the firm warrants, the “CMPO Common Warrants”). The combined price to the public in this offering for each share of common stock and accompanying common warrants was $3.00, and the combined price to the public in this offering for each pre-funded warrant and accompanying common warrant was $2.999. The March 2020 Public Offering closed on March 3, 2020. At closing, the Company also issued to designees of H.C. Wainwright, as underwriter, warrants to purchase an aggregate of up to 59,496 shares of common stock (the “CMPO UW Warrants”) representing 3.0% of the aggregate number of shares of common stock sold and shares of common stock underlying the pre-funded warrants sold in the March 2020 Public Offering. Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital.
During the first quarter of 2020, all of the CMPO Pre-Funded Warrants were exercised in full, such that there were no more of the CMPO Pre-Funded Warrants outstanding as of March 31, 2020. The CMPO Pre-Funded Warrants had an exercise price of $0.001 per share.
The CMPO Common Warrants have an exercise price of $3.00 per share and expire five years from the date of issuance. During the six months ended June 30, 2021, warrant holders exercised 10,000 of the CMPO Common Warrants for total proceeds of approximately $30. From the March 3, 2020 closing date of the March 2020 public offering through June 30, 2021, warrant holders exercised a total of 1,855,917 of the CMPO Common Warrants for total proceeds of approximately $5,568. There were 252,417 of the CMPO Common Warrants outstanding as of June 30, 2021.
The CMPO UW Warrants have an exercise price of $3.75 per share and expire five years from the date of issuance. During the six months ended June 30, 2021, warrant holders exercised 48,192 of the CMPO UW Warrants for total proceeds of approximately $181. None of the CMPO UW Warrants were exercised during 2020. There were 11,304 of the CMPO UW Warrants outstanding as of June 30, 2021.
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
March 2020 Registered Direct Offering
On March 24, 2020, the Company entered into a securities purchase agreement with several institutional and accredited investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering priced at the market, an aggregate of 1,055,000 shares of the Company’s common stock and pre-funded warrants to purchase 805,465 shares of common stock (the “RDO Pre-Funded Warrants”). The purchase price for each share of common stock was $4.30, and the price for each pre-funded warrant was $4.299. The March 2020 Registered Direct Offering closed on March 26, 2020. At closing, the Company also issued to designees of H.C. Wainwright, as placement agent, warrants to purchase an aggregate of up to 55,814 shares of common stock (the “RDO PA Warrants”) representing 3.0% of the aggregate number of shares of common stock sold and shares of common stock underlying the pre-funded warrants sold in the March 2020 Registered Direct Offering. Net proceeds from the offering were approximately $7,225 after deducting fees and commissions and offering expenses of approximately $774. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital.
During the first six months of 2020, warrant holders exercised all of the 805,465 of the RDO Pre-Funded Warrants, and none of the RDO Pre-Funded Warrants were outstanding as of June 30, 2021. The RDO Pre-Funded Warrants had an exercise price of $0.001 per share.
The RDO PA Warrants have an exercise price of $5.375 per share and expire five years from the date of issuance. None of the RDO PA Warrants were exercised during the year ended December 31, 2020. During the six months ended June 30, 2021, warrant holders exercised 45,209 of the RDO PA Warrants for total proceeds of approximately $243, and there were 10,605 of the RDO PA Warrants outstanding as of June 30, 2021.
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
January 2018 Offering
On January 9, 2018, the Company completed a public offering of its common stock and warrants pursuant to the Company’s then-effective shelf registration statement (the “January 2018 Offering”), pursuant to which it sold an aggregate of 1,000,000 shares of common stock and warrants to purchase up to 1,000,000 shares of the Company’s common stock at a public offering price of $38.00 per share of common stock and accompanying warrant. The warrant exercise price is $46.60 per share and will expire four years from the date of issuance. Based on the results of the Company’s assessment of the warrants for appropriate equity or liability classification, the Company determined that the warrants issued in connection with the January 2018 Offering are freestanding equity-linked derivative instruments that met the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, such warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
During the six months ended June 30, 2021, warrant holders exercised 150 of the warrants issued in the January 2018 Offering. There were no exercises of warrants issued in the January 2018 Offering during the six months ended June 30, 2020.
The following table presents outstanding warrants to purchase the Company’s common stock for the periods indicated.

	June 30, 2021	December 31, 2020	Exercise Price Per Share

Warrants to purchase common stock issued in the January 2018 Offering	999,850	1,000,000	$46.60
Warrants to purchase common stock issued in the March 2020 Public Offering	252,417	262,417	3.00
Underwriter warrants to purchase common stock associated with the March 2020 Public Offering	11,304	59,496	3.75
Placement agent warrants to purchase common stock issued in the March 2020 Registered Direct Offering	10,605	55,814	5.375
	1,274,176	1,377,727
The weighted average exercise price per share for warrants outstanding as of June 30, 2021 and December 31, 2020 was $37.24 and $34.77, respectively.
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, the Company entered into the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the July 2020 Aspire CSPA. Upon execution of the July 2020 Aspire CSPA, the Company agreed to sell to Aspire Capital 555,555 shares of its common stock at $9.00 per share for proceeds of $5,000. In consideration for entering into the July 2020 Aspire CSPA, upon satisfaction of certain conditions under the July 2020 Aspire CSPA, the Company issued to Aspire Capital 100,000 shares of the Company’s common stock (the “July 2020 Commitment Shares”). The July 2020 Commitment Shares, valued at approximately $847, were recorded in July 2020 as non-cash costs of equity financing and included within general and administrative expenses in the accompanying condensed consolidated statements of operations and comprehensive loss. The

July 2020 Aspire CSPA replaced the June 2020 Aspire CSPA, which was terminated under the terms of the July 2020 Aspire CSPA.
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
Under the terms of the July 2020 Aspire CSPA, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “July 2020 Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 30,000 shares of the Company’s common stock per business day, up to an aggregate of $30,000 (including the initial purchase shares) of the Company’s common stock in the aggregate at a per share price (the “July 2020 Purchase Price”) equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $500, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of the Company’s common stock that may be purchased per trading day pursuant to the terms of the July 2020 Aspire CSPA to up to 200,000 shares.
In addition, on any date on which the Company submits a July 2020 Purchase Notice to Aspire Capital in an amount equal to 30,000 shares, the Company also has the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “July 2020 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “July 2020 VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such July 2020 VWAP Purchase Notice is generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the July 2020 VWAP Purchase Date.
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
The July 2020 Aspire CSPA provides that the number of shares that may be sold pursuant to the July 2020 Aspire CSPA will be limited to 2,543,364 shares (the “July 2020 Exchange Cap”), which represents 19.99% of the Company’s outstanding shares of common stock on July 21, 2020, unless stockholder approval or an exception pursuant to the rules of the Company’s principal market, currently the Nasdaq Capital Market, is obtained to issue more than 19.99%. This limitation will not apply if, at any time the July 2020 Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the July 2020 Aspire CSPA is equal to or greater than $5.907, which is the arithmetic average of the five closing sale prices of the Company’s common stock immediately preceding the execution of the July 2020 Aspire CSPA. The Company is not required or permitted to issue any shares of common stock under the July 2020 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Capital Market. The Company may, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Capital Market.
During the six months ended June 30, 2021, the Company sold 493,163 shares of its common stock at an average price of $12.84 for total proceeds of $6,334. From the inception of the July 2020 Aspire CSPA, as of June 30, 2021, the Company has sold 2,221,039 shares of its common stock at an average price of $8.10 per share, including 555,555 shares of its common stock at $9.00 which the Company agreed to sell to Aspire Capital upon execution of the July 2020 Aspire CSPA, for total proceeds of $17,995. As of June 30, 2021, the Company had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
In addition to the limitations noted above, pursuant to the underwriting agreement relating to the June 2021 Public Offering, the Company is prohibited from issuing securities, including under the July 2020 Aspire CSPA, for a period until the 60th day after the date of the underwriting agreement (other than under certain circumstances set forth in the underwriting agreement).
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of June 30, 2021 and December 31, 2020. There were 18,811,692 and 14,570,009 shares of voting common stock outstanding as of June 30, 2021 and December 31, 2020, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2021	December 31, 2020
Outstanding warrants to purchase common stock	1,274,176	1,377,727
Outstanding stock options (Note 11)	402,775	199,199
Outstanding stock appreciation rights (Note 11)	61,000	61,000
For possible future issuance under the 2016 Stock Plan (Note 11)	1,332,285	52,378
	3,070,236	1,690,304
Preferred Stock
The Company’s restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of June 30, 2021 and December 31, 2020.
Note 11: Stock-Based Compensation
2016 Stock Plan
During the six months ended June 30, 2021, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.
On July 31, 2019, the Company’s stockholders approved an amendment to the 2016 Plan, to increase the number of shares reserved under the 2016 Plan by 100,000 and to increase the award limit on the maximum aggregate number of shares of the Company’s common stock that may be granted to any one person during any calendar year from 250,000 to 1,000,000 shares of the Company’s common stock. All other material terms of the 2016 Plan otherwise remain unchanged.
At the Company’s Annual Meeting of Stockholders held on May 4, 2021, the Company’s stockholders approved an amendment to the 2016 Plan (“the 2016 Plan Amendment”), to increase the aggregate number of shares of the Company’s common stock authorized for issuance thereunder by 1,500,000 shares. This amendment was approved by the Company’s board of directors on March 10, 2021.

The approval by the Company’s stockholders of the 2016 Plan Amendment was contingent upon the occurrence of certain other events, including that the 2016 Plan Amendment would become effective at the effective time of a certificate of amendment to the Company’s certificate of incorporation filed with the Secretary of State of the State of Delaware in relation to a potential reverse stock split pursuant to the authority previously granted to the Company’s board of directors by the Company’s stockholders at the 2020 Annual Meeting. The Certificate of Amendment filed in connection with the Reverse Stock Split became effective at 5:00pm on May 25, 2021, and thus, the 2016 Plan Amendment became effective on May 25, 2021.
Stock Appreciation Rights
Effective December 17, 2019, the Company entered into an amended and restated employment agreement with Paula Brown Stafford (the “Amended and Restated Stafford Employment Agreement”). On January 6, 2020, following the release of top-line results of the Company’s Phase 3 molluscum clinical program as provided in the Amended and Restated Stafford Employment Agreement, 60,000 stock appreciation rights (“SARs”) were granted to Ms. Stafford with an exercise price of $8.20 per share (the fair market value of the Company’s common stock on the grant date) and with a ten year term (the “Stafford SAR Award”). The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of the Company’s common stock were not available under the 2016 Plan or if the Company failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. Such shares became available under the 2016 Plan on February 1, 2020, and the SARs were no longer considered granted on a contingent basis and were classified as equity-based awards. The Stafford SAR Award vests quarterly and will vest in full on December 31, 2021, subject to Ms. Stafford’s continuous service as an employee or consultant of the Company through the vesting period.
On August 18, 2020, the Company granted 1,000 SARs to a consultant of the Company with an exercise price of $5.31 per share (the fair market value of the Company’s common stock on the grant date) with a ten year term.
As of June 30, 2021, there were a total of 61,000 SARs outstanding, 46,000 of which were exercisable.
Stock Compensation Expense
During the three and six months ended June 30, 2021, the Company recorded stock-based compensation expense, including fair value adjustments of the Tangible Stockholder Return Plan, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock options	$186	$306	$193	$629
Stock appreciation rights	29	29	58	91
Tangible Stockholder Return Plan (Note 12)	(556)	84	(512)	(29)
Total	$(341)	$419	$(261)	$691
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$(260)	$303	$(312)	$511
General and administrative	(81)	116	51	180
Total	$(341)	$419	$(261)	$691

Stock option activity for the six months ended June 30, 2021 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	199,199	$30.71
Options granted	238,735	10.02
Options forfeited	(26,517)	28.34
Options exercised	(8,642)	4.78
Options outstanding as of June 30, 2021	402,775	$19.16	8.47	$359
As of June 30, 2021, there were a total of 402,775 stock options outstanding and there were 1,332,285 shares available for future issuance under the 2016 Plan.
Note 12: Tangible Stockholder Return Plan
Performance Plan
On August 2, 2018, the Company’s board of directors approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan (the “Performance Plan”). The Performance Plan was effective immediately upon approval and expires on March 1, 2022. The Performance Plan covers all employees, including the Company’s executive officers, consultants and other persons deemed eligible by the Company’s compensation committee. The core underlying metric of the Performance Plan is the achievement of two share price goals for the Company’s common stock, which if achieved, would represent measurable increases in stockholder value. The Performance Plan was adjusted on May 25, 2021 as a result of the 1-for-10 Reverse Stock Split, which correspondingly adjusted the two share price goals.
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of the Company’s common stock on the Nasdaq stock exchange for a 30 consecutive trading day period) that will, if achieved, trigger a distinct fixed bonus pool. As adjusted for the Reverse Stock Split, the share price target for the first tranche and related bonus pool are $111.70 per share and $25,000, respectively. As adjusted for the Reverse Stock Split, the share price target for the second tranche and related bonus pool are $254.50 per share and $50,000, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if the Company does not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid.
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
See Note 11—Stock-Based Compensation regarding compensatory expense and fair value adjustments related to the Performance Plan.
Note 13: Related Party Transactions
Members of the Company’s board of directors held 100,497 and 110,474 shares of the Company’s common stock as of June 30, 2021 and December 31, 2020, respectively.
Health Decisions
On October 25, 2018, the Company announced a foundational collaboration with Health Decisions, Inc. (“Health Decisions”). Health Decisions, which was acquired by Premier Research in July of 2021, is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. The Company’s Chairman, President and Chief Executive Officer, Paula Brown Stafford, was a stockholder and previously served on the board of directors of Health Decisions.
Reedy Creek
Reedy Creek beneficially owned greater than 5% of the Company’s outstanding common stock and held approximately 395,000 warrants, all of which were acquired during the January 2018 Offering, and, accordingly, was a related party of the Company at the time the Company entered into the Purchase Agreement with Reedy Creek, described in Note 6—Research and Development Arrangements. The Purchase Agreement with Reedy Creek was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13D/A filed with the SEC on June 24, 2021, Reedy Creek is no longer a greater than 5% stockholder of the Company.
2020 Registered Direct Offering
Sabby Volatility Warrant Master Fund, Ltd. (“Sabby”), while a greater than 5% stockholder of the Company, purchased 620,000 shares of common stock and pre-funded warrants to purchase up to 260,233 shares of common stock for approximately $3,800 in the March 2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Sabby’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13G/A filed with the SEC on January 5,

2021, Sabby no longer held any of the Company’s common stock or pre-funded warrants to purchase shares of the Company’s common stock.
Joseph Moglia, while a greater than 5% stockholder of the Company, purchased 100,000 shares of common stock for $430 in the March 2020 Registered Direct Offering described in Note 10—Stockholders’ Equity (Deficit). Mr. Moglia’s participation in the March 2020 Registered Direct Offering was evaluated and approved pursuant to the Company’s existing related party transactions policy. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 27, 2021, Mr. Moglia is no longer a greater than 5% stockholder of the Company.
Note 14: Subsequent Events
Amended Sato Agreement
As discussed in Note 5—Revenue Recognition, the Company monitors and reassesses the estimated performance period for purposes of revenue recognition under the Amended Sato Agreement during each reporting period. The Company previously estimated the performance period to be 9.25 years, completing in the second quarter of 2026. In late July 2021, Sato communicated an updated plan regarding its amended design for its additional Japanese Phase 1 study for SB206. The amended study design includes evaluation of lower dose strengths, including potential further refinement in a subsequent dose tolerability study. As part of the communication regarding these Phase 1 studies, Sato also communicated an updated comprehensive timeline for the Japanese SB206 program. The updated timeline assumes that the 12% formulation is appropriate to proceed for development in Japan, and is to be reassessed based on the findings of the Phase 1 study.
Based upon (i) the expected timing of the additional Phase 1 study, including a subsequent dose tolerability study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, including the manufacturing site for drug product, the Company concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred. The Company estimates the program timeline to be extended by 0.75 years from its previous estimate, and a corresponding extension of the performance period estimate to 10 years, completing in the first quarter of 2027. The Company understands that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206.
The change in estimate related to the expected duration of the combined SB204 and SB206 development program timeline that occurred in July 2021 will result in a prospective decrease of $34 in monthly license and collaboration revenue, as compared to amounts that would have been recorded under the previous timeline.
Based on the timing of this change in estimate, beginning in the third quarter of 2021, the Company will recognize a lower amount of license and collaboration revenue, as compared to the first and second quarter of 2021. Prospective periods will reflect the impact of this change in estimate that occurred in July 2021, as compared to the previous timeline, based on the current timeline and the effective difference in monthly revenue recognized under the Amended Sato Agreement.
If the duration of the combined SB204 and SB206 development program timeline is further affected by the establishment or subsequent adjustments, as applicable, to the mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
Development Services Agreement
As previously disclosed, upon successful completion of required technology transfer, the Company intends for a new third-party API manufacturer to be able to manufacture berdazimer sodium in compliance with established manufacturing processes, applicable regulatory guidelines and as appropriate for potential large-scale commercial quantities.
In July 2021, the Company entered into a development services agreement with a third-party full-scale API manufacturer for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of certain preliminary activities with this third-party API manufacturer and other preparatory activities, the Company would then proceed with the third-party API manufacturer beyond the initial stages noted above, in which case the Company would incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and certain quantities of its drug substance.

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
These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•We have incurred net losses since our incorporation and anticipate that we will continue to incur net losses for the foreseeable future. We will need significant additional funding to continue our operating activities and for the advancement of our product development programs, including potential commercialization efforts, beyond what is currently included in our operating forecast and related cash projection. As of June 30, 2021, we had an accumulated deficit of $264.3 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our commercialization efforts.
•Raising additional capital, including through the issuance of shares of our common stock to Aspire Capital Fund, LLC, or Aspire Capital, pursuant to the common stock purchase agreement that we entered into with Aspire Capital on July 21, 2020, or the July 2020 Aspire CSPA, may reduce the trading price of our common stock. Our equity issuances during the year ended December 31, 2020 and the six months ended June 30, 2021, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt convertible into equity, may result in significant dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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

•Delays or disruptions in the qualification of manufacturing facilities and processes or in the manufacture of our (i) active pharmaceutical ingredients, or APIs, including NVN1000 or any other NITRICIL™ new chemical entities, or NCEs, or (ii) clinical trial materials or commercial supplies of any approved product candidates, whether by us or any third-party manufacturer with whom we contract, including any delays in the upfit of our new facility under the TBC Lease (as defined below) or in the transfer of technology to third-party manufacturers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs or in our breaching our obligations to others.
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
Overview
We are a late clinical-stage biotechnology company focused on leveraging nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal and immunomodulatory mechanisms of action and our proprietary nitric oxide-based technology platform, NITRICIL™, to generate macromolecular NCEs to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates.
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
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into men’s and women’s health, infectious diseases, and various other medical conditions with significant unmet needs. This decision was based on the connection between the multi-factorial pathologies of diseases in these areas and the demonstrable anti-microbial, anti-viral and anti-inflammatory properties of Novan’s nitric oxide technology. Our vision is to become the world’s leader in nitric oxide-based science, technology, and clinical translation in support of delivering safe and efficacious therapies.
We have clinical-stage dermatology drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We have also introduced SB207 as a possible product candidate for external genital warts. We have or are currently conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) coronavirus indications, including SARS-CoV-2, the virus that causes COVID-19 (SB019); (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100); (iii) cervical intraepithelial neoplasia caused by high-risk human papilloma virus, or HPV, in the men’s and women’s health field (WH504 and WH602); (iv) inflammatory disorders; and (v) diseases in the gastroenterological, or GI, field.
We are currently focusing our efforts and resources on our priority development pipeline candidates, which includes our SB206 clinical development program for the treatment of molluscum contagiosum, including the completion of the B-SIMPLE4 Phase 3 trial and preparing for and seeking regulatory approval of SB206, in addition to our preclinical development program in the area of infectious diseases (Coronaviridae (COVID-19)).
Business Updates
During 2021, our primary programmatic focus has been on our molluscum contagiosum, or molluscum, (SB206) program, and we intend to continue to focus our near term clinical-stage development efforts on this program. Following the positive top-line results from the B-SIMPLE4 trial announced on June 11, 2021, we are targeting submitting a potential NDA filing of SB206 for molluscum no later than the third quarter of 2022.
Thus, we are preparing for regulatory submission efforts and potential approval of SB206 as a treatment for molluscum. The timing of the targeted NDA submission is dependent upon: (i) completion of the B-SIMPLE 4 trial through Week 24 related to the final safety profile data (no additional efficacy data was obtained at this follow-up visit); (ii) completion of our new manufacturing facility to have the infrastructure and capability necessary to produce cGMP API registration batches; (iii) completion of technical transfer activities to our drug product contract manufacturing organization, or CMO, and preparing the necessary registration batches of drug product; (iv) preparatory activities related to the NDA submission including drug substance and drug product stability data accumulation; and (v) regulatory and quality documentation compilation related to our preclinical, clinical and chemistry, manufacturing and control, or CMC, data related to the B-SIMPLE trials, and our drug manufacturing and related processes.

We are also continuing to evaluate potential commercialization strategies for SB206, subject to the NDA submission timing and the regulatory approval process including, but not limited to, securing a commercialization partner, co-commercializing with a partner, or commercializing on our own.
Further advancement of our molluscum (SB206) program beyond the potential NDA filing of SB206 for molluscum, or advancement of any other late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) equity or debt financings, including through sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Our equity issuances during the year ended December 31, 2020, and the six months ended June 30, 2021, have resulted in significant dilution to our existing stockholders. Any issuance of equity, or debt convertible into equity, would result in further significant dilution to our existing stockholders.
Working Capital and Additional Capital Needs
As of June 30, 2021, we had a total cash and cash equivalents balance of $65.8 million and positive working capital of $57.2 million. As of June 30, 2021, we had $12.0 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA.
We believe that our existing cash and cash equivalents balance as of June 30, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2023. This operating forecast and related cash projection includes: (i) costs through the expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum; (iii) costs associated with the build-out of our new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iv) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; (v) development activities in certain early stage priority therapeutic areas, including infectious diseases (Coronaviridae (COVID-19)); (vi) certain research and development activities primarily related to SB204 as a treatment for acne vulgaris; and (vii) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs; (b) operating costs that could occur between a potential NDA submission for SB206 through NDA approval, including marketing and commercialization efforts to achieve potential launch of SB206, and (c) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
We will need significant additional funding to continue our operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. Please refer to “Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
COVID-19 Overview
While certain COVID-19 vaccines have been approved and are now available for use in the United States and certain other countries, we are unable to predict how widely utilized the vaccines will be, whether they will be effective in preventing the spread of COVID-19 (including its variant strains), and when or if normal economic activity and business operations will resume. Despite significant declines in the number of new cases during 2021, COVID-19 cases have recently started to rise across the country. Vaccine resistance, coupled with the emergence of fast-spreading variants have introduced renewed uncertainty into whether additional measures will be implemented to combat the spread of COVID-19 including in the locations where we do business. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, disrupted clinical trials and created significant volatility in and disruption of financial markets. The full extent of the pandemic, related business and travel restrictions and changes to behavior intended to reduce its spread remain uncertain as the pandemic and the potential impact of variants of the virus that causes COVID-19 continue to evolve globally.
We have continued to closely monitor and rapidly respond to the ongoing impact of the COVID-19 pandemic on our employees, our community and our business operations. We have worked to continue our critical business functions, including continued operation of our clinical development efforts, and we have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, including increased sanitization of our facilities, use of personal protective equipment, as appropriate, and physical distancing practices to help protect our employees’ health and safety as they continue to advance important research related to our product candidates.
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of our B-SIMPLE4 Phase 3 trial, and, while we enrolled and dosed the first patient in the trial in September 2020 and announced top-line results in June 2021, we continue to assess any further impact of COVID-19 on our operations.
Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic has not significantly impacted our operating results and financial condition to date. Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic has had or will have on our business, operations and employees, our CMOs, our contract research organizations, or CROs, our partners, our collaborators in clinical research, and our contractors, suppliers and vendors supporting our ongoing facility build-out and cGMP manufacturing capability project, any continued spread of COVID-19 and its variants, measures taken by governments, actions taken to protect employees from the pandemic, and the broad impact of the pandemic on all business activities and financial markets may materially and adversely affect our business, results of operations and financial condition and stock price. Please refer to “Results of Operations” for further discussion of these items. Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic, including the efficacy or availability of a treatment or vaccine for COVID-19 and its variants; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the conduct of our clinical trials, including with respect to availability of investigators and clinical trial sites, patients’ ability to complete the necessary visits and clinical trial site operations, and monitoring of clinical trial data; impacts of the pandemic on regulatory authorities; and impacts of the pandemic on the United States and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in our Annual Report.
Supply Chain
We currently rely on third-party suppliers to provide the raw materials that are used by us or our third-party manufacturers in the manufacture of our product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, that we use to manufacture our product candidates. We also rely on third-party logistics vendors to transport our raw materials, API, and drug products through our supply chain. Certain materials, including our API, have designated hazard classifications that limit available transportation modes or quantities. Third-party logistics vendors may choose to delay or defer transportation of materials with such hazard classifications from time to time, especially in light of the pandemic and related global supply chain constraints, which could adversely impact the timing or cost of our manufacturing supply chain activities or other associated development activities. We continue to assess any further impact of COVID-19 on our supply chain and related vendors, including in our usage of third-party vendors to supply goods, materials and equipment to build-out our new facility. We expect to complete the construction of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product, in the second half of 2021.
Priority Development Pipeline
SB206, a Topical Anti-viral Treatment for Viral Skin Infections (Molluscum Contagiosum)
We are developing SB206 as a topical gel with anti-viral properties for the treatment of viral skin infections, with a current focus on molluscum contagiosum. Molluscum is a contagious skin infection caused by the molluscipoxvirus that affects up to six million people in the United States annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients in the United States that receive treatment are treated with painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.
As discussed below, the 12% dose of berdazimer sodium, our drug substance (NVN1000), being used in the development of SB206 for molluscum is comprised of 10.3% berdazimer and 1.7% sodium. We refer to 12% berdazimer sodium, or 10.3% berdazimer, interchangeably.

Based on the results of our initial Phase 3 trials for SB206 (referred to as B-SIMPLE1 and B-SIMPLE2), announced in January 2020, we held a Type C meeting with the FDA on April 1, 2020 seeking feedback on our proposal to conduct one additional, well-controlled pivotal study of SB206 to support a future NDA. Based on feedback, the FDA provided guidance indicating that the FDA would consider one additional pivotal trial, the B-SIMPLE4 Phase 3 trial, that, if successful, could be supported by the previously completed B-SIMPLE2 trial for a future NDA submission. In addition, the FDA provided guidance with regard to both the study design for the B-SIMPLE4 Phase 3 trial and expectations for a future NDA submission.
B-SIMPLE4 was designed as a multi-center, randomized, double-blind, vehicle-controlled study to evaluate the efficacy and safety of SB206 12% once daily that exceeded its enrollment target by randomizing 891 total patients (1:1 active:vehicle randomization), ages 6 months and above, with molluscum, across 55 clinical sites. Patients were treated once-daily with SB206 12% or Vehicle Gel for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There were visits at Screening/Baseline, Week 2, Week 4, Week 8 and Week 12, and a safety follow-up at Week 24. As part of B-SIMPLE4’s study design, we also implemented additional patient and caregiver training and patient engagement efforts and offered decentralized visit capabilities for conducting visits during the COVID-19 pandemic. The primary endpoint for B-SIMPLE4 was the proportion of patients achieving complete clearance of all treatable molluscum lesions at Week 12.

We initiated the B-SIMPLE4 trial in August 2020, the first patient was enrolled and dosed in September 2020, the trial completed patient enrollment during the first quarter of 2021 and the final patient completed their last Week-12 visit in late April 2021. We announced positive top-line efficacy and safety results on June 11, 2021. In the B-SIMPLE4 trial, 32.4% of patients experienced total clearance at Week 12 and 43.5% experienced total clearance or one remaining lesion at Week 12. B-SIMPLE4 achieved statistical significance for the primary endpoint with a p-value less than 0.0001. B-SIMPLE4 also achieved statistical significance for all secondary endpoints. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning there is less than five percent likelihood that the observed results occurred by chance. Consistent with results from our Phase 2 and earlier Phase 3 studies, the B-SIMPLE4 trial was found to be safe and well tolerated. We announced the B-SIMPLE4 trial’s last patient visit in late July 2021 and the final safety profile through Week 24 is targeted to be released in the third quarter of 2021. Based on these results, we believe that SB206, if approved, can provide a powerful treatment option to shorten the duration of molluscum. We are targeting submitting a potential NDA filing of SB206 for molluscum no later than the third quarter of 2022 and are preparing for regulatory submission efforts and potential approval of SB206 as a treatment for molluscum.
Amended Sato Agreement
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
In April 2020, Sato informed us of its intention to progress the SB206 development program in Japan with a Phase 1 clinical trial given the observed treatment benefit and favorable safety profile in the B-SIMPLE program. In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including potential evaluation of lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. In the fourth quarter of 2020 we concluded that a prospective delay in Sato’s overall SB206 development plan had occurred and we estimated the program timeline to be extended by 1.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.
In late July 2021, Sato communicated an updated plan regarding its amended design for its additional Japanese Phase 1 study for SB206. The amended study design includes evaluation of lower dose strengths, including potential further refinement in a subsequent dose tolerability study. As part of the communication regarding these Phase 1 studies, Sato also communicated an updated comprehensive timeline for the Japanese SB206 program. The updated timeline assumes that the 12% formulation is appropriate to proceed for development in Japan, and is to be reassessed based on the findings of the Phase 1 study. The details of this development are further described in “Note 14—Subsequent Events” to the accompanying condensed consolidated financial statements.

Based upon (i) the expected timing of the additional Phase 1 study, including a subsequent dose tolerability study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, including the manufacturing site for drug product, we concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred in July 2021. We estimate the program timeline to be extended by 0.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 10 years, completing in the first quarter of 2027. We understand that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206. This estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The details of this development are further described in “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
SB019, an intranasal treatment option for Coronaviridae (COVID-19)
We continue to explore the use of our proprietary Nitricil technology to progress SB019, a potential intranasal treatment option for COVID-19, targeting the reduction of viral shedding and transmission. Nitric oxide has generally demonstrated the ability to inhibit viral replication of viruses within the Coronaviridae family, and we have an extensive body of in vitro and in vivo data demonstrating the efficacy of our proprietary technology for other anti-viral indications. Based on the scientific literature and data available to-date related to berdazimer sodium and SB206, we believe that nitric oxide may inhibit viral replication by disrupting protein function critical for viral replication and infection through generation of reactive intermediates.
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
In December 2020, we entered into a Master Services Agreement with Catalent, Inc., a leading global provider of integrated services, delivery technologies and manufacturing solutions, relating to our COVID-19 program. This agreement includes work to support CMC activities and development of an intranasal formulation of berdazimer sodium for use in that program.
To further evaluate the potential of our Nitricil platform technology as an intranasal treatment option for COVID-19, we initiated preliminary preclinical in vivo studies to evaluate the efficacy of berdazimer sodium in reducing viral burden in infected animals and to deter viral transmission to uninfected animals. On June 10, 2021, we announced positive results from two separate studies that independently demonstrated the ability of berdazimer sodium to prevent progression of infection into the lungs after transmission, significantly limiting severity of disease in this model. The intranasal treatment was well-tolerated during these studies, and no treatment-related adverse effects were observed. Further preclinical dose-range finding studies are being conducted to inform potential human clinical trial design and dosing regimen, including a GLP 14-day repeat dose intranasal study in canines targeted to start in the third quarter of 2021.

We plan to submit a request to the FDA to determine an appropriate path to bring a new potential treatment option to patients as quickly as possible. We are evaluating our strategy to submit an IND for the purposes of advancing SB019, subject to regulatory guidance, successful completion of IND-enabling toxicology studies and obtaining additional financing or strategic partnering.
Companion Animal Health
We have initiated exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health. On June 7, 2021, we announced positive proof-of-concept in vitro results and informative in vivo results with NVN4100. Based on the results to date and the availability of funding, we intend to conduct additional studies and formulation work with NVN4100 to build a robust data set and engage with potential collaborators and strategic partners moving forward.

Pipeline Expansion Opportunities
SB204, for the Treatment of Acne Vulgaris
SB204 is a product candidate designed as a once-daily, topical monotherapy for the treatment of acne vulgaris, a multi-factorial disease with multiple aspects of the disease pathology (anti-inflammatory and anti-bacterial). In the second quarter of 2018, we conducted a Type C meeting to further discuss the path forward for our SB204 product candidate and possible Phase 3 programs for the treatment of acne vulgaris with the FDA, as well as the potential for proceeding with a more narrowly defined patient segmentation. In that meeting, our focus centered specifically on the severe patient population. In the third quarter of 2018, the FDA provided feedback on two paths forward for the acne indication, confirming the need for one additional pivotal trial for moderate-to-severe acne patients prior to an NDA submission.
We have completed our clinical development plan for this additional trial, and further advancement of this program is contemplated and is subject to obtaining additional financing or strategic partnering.
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
We conducted a Phase 1, single-center, double-blinded, randomized clinical trial in 32 adult females to evaluate the rate of fingernail growth associated with SB208 16% cream and the local tolerability of the gel when used over the course of 29 days. SB208 16% cream demonstrated a statistically significant greater mean daily nail growth rate for the treatment period when compared to the same patient’s own growth rate in the run-in period and was well tolerated by patients.
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

We received and analyzed the preliminary top-line results from the Phase 1b clinical trials during the second and third quarters of 2018. In the atopic dermatitis trial, biomarkers from the Th2, Th17 and Th22 inflammatory pathways known to be highly relevant and indicative of atopic dermatitis, including Interleukin-13, or IL-13, IL-4R, IL-5, IL-17A and IL-22, were downregulated after two weeks of treatment with SB414 2%. The changes in Th2 and Th22 biomarkers and clinical efficacy assessed as the percent change in Eczema Area Severity Index scores were highly correlated in the SB414 2% group. Additionally, the proportion of patients achieving a greater than or equal to 3-point improvement on the pruritus (itch) numeric rating scale after two weeks of treatment was greater for patients treated with SB414 2% compared to patients treated with vehicle.
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
In the Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks. We received and analyzed the preliminary top-line results from this Phase 1b clinical trial during the second and third quarters of 2018. SB414 at the 6% dose did not result in any serious adverse events, but SB414 at the 6% dose was not consistently effective in reducing biomarkers across the trial. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours. Based on the results of the Phase 1b trial in psoriasis, we will potentially explore the use of lower doses of SB414 in psoriasis, subject to obtaining additional financing or strategic partnering.
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
Advancement in Men’s and Women’s Health
In February 2020, following the successful progression of a Phase 1 grant received in August 2019, we were awarded a Phase 2 federal grant of approximately $1.0 million from the National Institute of Health, or NIH, that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity of a nitric oxide containing intravaginal gel (WH602) designed to treat high-risk HPV infections that can lead to cervical intraepithelial neoplasias, or CIN. In March 2021, we were awarded additional funding of $0.1 million as part of this Phase 2 grant. Under the terms of the aforementioned NIH grant, we are entitled to receive the grant funds in the form of periodic reimbursements of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts.
This product candidate, in addition to a non-gel formulation product candidate (WH504) supported by a federal grant from the U.S. Department of Defense’s, or DoD, Congressionally Directed Medical Research Programs, or CDMRP, currently in development, together represent the core of our Men’s and Women’s Health business unit. This unit has continued to be supported through a collaboration with Health Decisions, Inc., or Health Decisions, a Premier Research company.
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
Manufacturing and Supplies
We have adopted a strategy of engaging with third parties through partnerships, collaborations, licensing or other strategic relationships that includes utilization of and an increased reliance upon third-party vendors and strategic partners for the performance of activities, processes and services that (i) do not typically result in the generation of significant new intellectual property; and (ii) can leverage their existing robust infrastructure, systems and facilities as well as associated subject matter expertise. A parallel and inter-related strategic objective has been to manage our own internal resources, including our manufacturing capabilities.
Drug Substance
Upon successful completion of the required technology transfer, we intend for a new third-party API manufacturer to be able to manufacture berdazimer sodium in compliance with established manufacturing processes, applicable regulatory guidelines and as appropriate for potential large-scale commercial quantities.
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
Based on the results of the B-SIMPLE1 and B-SIMPLE2 clinical trials in January 2020, during the first quarter of 2020, at our request, this third-party API manufacturer reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization at that time. We resumed technical transfer efforts with this API manufacturer in April 2020. Through January 2021, we remained engaged in technical transfer efforts with this third-party API manufacturer. However, in February 2021, based on progress to date, including timing considerations relating to top-line results for the B-SIMPLE4 Phase 3 trial, we terminated our existing work orders related to technical transfer activities with this third-party API manufacturer. While the master services agreement remains in place with this third-party API manufacturer for potential longer term needs, we have been in active discussions with other third-party full-scale API manufacturers.
We recently entered into a development services agreement with a third-party full-scale API manufacturer for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination.

Following the successful completion of such preliminary activities with this third-party API manufacturer and other preparatory activities, we would then proceed with the third-party API manufacturer beyond the initial stages noted above, in which case we would incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and ultimately, potential large-scale commercial quantities of our drug substance.
Internal Capability
We manufactured the API necessary for the B-SIMPLE4 Phase 3 trial using the internal manufacturing capabilities at our former facility. In addition, we currently have an inventory of API that allows us to continue certain preclinical and/or developmental activities.
With the B-SIMPLE4 Phase 3 trial positive top-line efficacy results, we are targeting a potential NDA filing of SB206 for molluscum no later than the third quarter of 2022. In order to ensure that we have the API necessary to enable the SB206 NDA submission on our targeted timeline, we are preparing our new facility to have the infrastructure necessary to produce cGMP API registration batches, among other manufacturing capabilities. We are in the process of building out our new facility, which we expect to complete in the second half of 2021, to support various research and development and cGMP activities, including the production of cGMP API registration batches necessary to support the SB206 NDA filing as well as other small-scale manufacturing capabilities for API and drug product. The anticipated additional capabilities include the ability to act as a supportive, or potentially primary, component of, or as a back up to, elements of a potential future commercial supply chain, and the ability to produce limited quantities of clinical trial materials. We believe the new facility, once completed, will have the capability to support our planned potential NDA submission for SB206 and potential commercial launch quantities of API for SB206. The timing of our efforts to submit an NDA and to have a third-party full-scale API manufacturer ready for production are expected to inform our future decisions on the expected duration and utilization level of the capabilities of our new facility.
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
Based on the results of the B-SIMPLE1 and B-SIMPLE2 clinical trials in January 2020, during the first quarter of 2020, at our request, Orion reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization at that time. We resumed technical transfer efforts with Orion during the third quarter of 2020. We will continue to work toward completion of technical transfer activities to provide the necessary regulatory registration batches of drug product for our planned NDA filing of SB206 for molluscum, and if any of our product candidates are approved, commercial supply of drug product.
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

Corporate Updates
June 2021 Public Offering
On June 17, 2021, we entered into an underwriting agreement with Cantor Fitzgerald & Co. relating to the offering, issuance and sale of 3,636,364 shares of common stock. We also granted Cantor Fitzgerald & Co., as underwriter, a 30-day option to purchase up to 545,454 additional shares of common stock, which was not exercised. The June 2021 Public Offering closed on June 21, 2021.
Net proceeds from the June 2021 Public Offering were approximately $37.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.8 million.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the June 2021 Public Offering.
Reverse Stock Split
As previously disclosed, on July 28, 2020, our stockholders approved a proposal to amend our restated certificate of incorporation to effect a reverse stock split of our common stock at a ratio of not less than one-for-two and not more than one-for-fifteen, with such ratio and the implementation and timing of such reverse stock split to be determined by our board of directors in its sole discretion. On May 18, 2021, our board of directors approved a one-for-ten reverse stock split of our issued and outstanding common stock, or the Reverse Stock Split. On May 24, 2021, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Restated Certificate of Incorporation in order to effect the Reverse Stock Split, or the Charter Amendment. The Reverse Stock Split became effective at 5:00 pm Eastern Time on May 25, 2021. Pursuant to the Charter Amendment, on the effective date thereof, each outstanding ten (10) shares of common stock combined into and became one (1) share of common stock and the number of our issued and outstanding shares of common stock was reduced to 15,170,678. The new CUSIP number for our common stock is 66988N205.
All references to numbers of shares of common stock and per-share information in this Quarterly Report on Form 10-Q have been adjusted retroactively, as appropriate, to reflect the Reverse Stock Split.
Paycheck Protection Program
On April 22, 2020, we entered into a promissory note for an unsecured loan in the amount of approximately $1.0 million under the Paycheck Protection Program, or PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act and is administered by the U.S. Small Business Administration. The loan to the Company under the PPP was made through PNC Bank, National Association. We previously applied for and during the second quarter of 2021 received notification of forgiveness of the entire loan balance, including any accrued interest.
Russell Microcap® Index
On June 24, 2021, we announced that as part of the annual reconstitution of the Russell stock indexes, we were selected to join the Russell Microcap® Index, effective after the U.S. market close on June 25, 2021, according to the list of additions published by FTSE Russell as of June 4, 2021. Russell Indexes are widely used by investment managers and institutional investors for index funds and as benchmarks for active investment strategies, and our inclusion on this index may allow us greater access and visibility to institutional investors and investment managers as we continue to progress our pipeline portfolio.
Triangle Business Center Facility Lease
On January 18, 2021, we entered into a Lease dated as of January 18, 2021, as amended as of March 18, 2021, or the TBC Lease, by and between us and Copper II 2020, LLC, pursuant to which we are leasing 15,623 rentable square feet located at a new location, or the Premises. The Premises serves as our new corporate headquarters. We are building out the Premises to support various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a component of, or as a back up to, elements of a potential future commercial supply chain. See “Note 8—Commitments and Contingencies” to the accompanying condensed consolidated financial statements for a further discussion of the terms of the TBC Lease.

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
We have never generated revenue from product sales and have incurred net losses in each year since our incorporation. As of June 30, 2021, we had an accumulated deficit of $264.3 million, and we incurred net losses of $6.0 million and $15.0 million during the three and six months ended June 30, 2021, respectively, and $8.1 million and $14.3 million during the three and six months ended June 30, 2020, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
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
Also, see “Note 14—Subsequent Events” to the accompanying condensed consolidated financial statements regarding the July 2021 update from Sato regarding the estimated combined SB204 and SB206 development program timeline.
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
From our incorporation through June 30, 2021, we have incurred approximately $193.6 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. This amount is net of $10.2 million of aggregate contra-research and development expense representing amortization of the liability related to the $12.0 million of funding received from Ligand Pharmaceuticals Incorporated, or Ligand, to pursue the development and regulatory approval of SB206. For the three and six months ended June 30, 2021, we recognized accretion, or a decrease in contra-research and development expense of $0.2 million and $0.2 million, respectively. For the three and six months ended June 30, 2020, we recognized amortization, or an increase in contra-research and development expense of $0.4 million and $1.9 million, respectively. For a description of the methodology and assumptions used to recognize the ratable amortization of this liability, as well as other information about the development funding and royalties agreement, or the Funding Agreement, with Ligand, please see “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
For the six months ended June 30, 2021 and 2020, our total research and development expense was $11.7 million and $8.7 million, respectively. During the first six months of 2021, our major clinical development activities were primarily associated with the continued conduct of our current SB206 Phase 3 clinical program. The total external clinical program expense related to the SB206 program was $6.7 million and $1.5 million for the six months ended June 30, 2021 and 2020, respectively.
In addition, other research and development expenses were $5.0 million and $6.9 million for the six months ended June 30, 2021 and 2020, respectively. Other research and development expenses include: (i) all preclinical program and development costs, including WH504, WH602 and SB019; (ii) manufacturing capability and campaign costs; (iii) external costs to establish drug substance and drug product manufacturing capabilities at third-party CMOs; (iv) facility and infrastructure costs; and (v) costs related to all research and development salaries and related personnel costs.
Our plan and timelines for further clinical development of SB206 have been and may be further impacted by the COVID-19 pandemic. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on: (i) the expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) preparing for and seeking regulatory approval of SB206 as a treatment for molluscum; (iii) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; (iv) development activities in certain early stage priority therapeutic areas, including infectious diseases (Coronaviridae (COVID-19)); and (v) certain research and development activities primarily related to SB204 as a treatment for acne vulgaris. We also expect to incur substantial costs in 2021 associated with our research and development personnel, and certain manufacturing capability costs related to the infrastructure build-out necessary to support small-scale drug substance and drug product manufacturing operations at our new corporate headquarters, including capital costs subject to depreciation and various ongoing operating costs. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
The successful development and potential regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our current product candidates or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See the “Risk Factors” section in our Annual Report for a discussion of the risks and uncertainties associated with our research and development projects.

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
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to our accounting policies described in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report. This evaluation and assessment was triggered by the decommissioning of our large scale drug manufacturing capability at our former Morrisville, North Carolina facility and by preparatory actions taken in connection with the planned lease termination transaction for the facility that was executed in July 2020. In connection with this evaluation and impairment assessment, during the three months ended June 30, 2020, we recognized an impairment loss on long-lived assets that represented the carrying value in excess of fair value of assets held and used or the carrying value in excess of fair value less cost to sell for assets held for sale.
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in the accompanying condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the three months ended June 30, 2021, we recognized an impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) foreign currency adjustments related to the contract asset and contract receivables related to the Amended Sato Agreement; (ii) gain on extinguishment of debt related to the forgiveness of our PPP loan; (iii) interest income earned on cash and cash equivalents; and (iv) other miscellaneous income and expenses.

Results of Operations
Comparison of Three Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$747	$1,100	$(353)	(32)%
Government research contracts and grants revenue	—	221	(221)	(100)%
Total revenue	747	1,321	(574)	(43)%
Operating expenses:
Research and development	5,257	3,761	1,496	40%
General and administrative	2,431	3,232	(801)	(25)%
Impairment loss on long-lived assets	114	2,421	(2,307)	(95)%
Total operating expenses	7,802	9,414	(1,612)	(17)%
Operating loss	(7,055)	(8,093)	1,038	(13)%
Other income (expense), net:
Interest income	3	10	(7)	(70)%
Gain on debt extinguishment	956	—	956	100%
Other (expense) income	73	(3)	76	*
Total other income (expense), net	1,032	7	1,025	*
Net loss and comprehensive loss	$(6,023)	$(8,086)	$2,063	(26)%
* Not meaningful
Revenue
License and collaboration revenue of $0.7 million and $1.1 million for the three months ended June 30, 2021 and 2020, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue totaled $0.2 million for the three months ended June 30, 2020. There was no government research contracts and grants revenue recognized for the three months ended June 30, 2021. For the three months ended June 30, 2020, we recognized revenue of $0.2 million related to the grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Research and development expenses
Research and development expenses were $5.3 million for the three months ended June 30, 2021, compared to $3.8 million for the three months ended June 30, 2020. The net increase of $1.5 million, or 40%, was primarily related to (i) a $1.9 million net increase in the SB206 program, partially offset by (ii) a $0.4 million decrease in other research and development expenses.
In the SB206 program, we experienced (i) a $1.3 million increase in gross costs incurred due to the ongoing conduct and treatment phase activities of the B-SIMPLE4 Phase 3 trial during the second quarter of 2021, compared to relatively lower cost of B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trial wind down activities during the comparative period in 2020, and (ii) a $0.6 million decrease in contra-research and development expense from the ratable amortization of the Funding Agreement with Ligand liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 for the treatment of molluscum. The SB206 clinical development activities conducted during the comparative period in 2020, including but not limited to the B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trials, were eligible for Ligand contribution and associated amortized contra-research and development expense recognition, but the B-SIMPLE 4 Phase 3 trial conducted during the current period in 2021 was not eligible for Ligand contributions and therefore no contra-research and development expense was recognized against the gross B-SIMPLE 4 trial costs. During the three months ended June 30, 2021, we recorded a

$0.2 million reduction to contra-research and development expense related to the Ligand SB206 developmental program, related to accretion of the Funding Agreement with Ligand liability, based on our reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval. Further information regarding our reassessment of the SB206 program is described in “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
The $0.4 million decrease in other research and development expenses was primarily due to (i) a $0.4 million decrease in research and development personnel costs; (ii) a $0.4 million decrease in rent and depreciation expense following the reduction of our footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020; (iii) $0.2 million of discrete facility decommissioning costs incurred in the second quarter of 2020 associated with our former Morrisville, North Carolina facility; and (iv) a $0.2 million decrease in our preclinical, grant-funded WH602 and WH604 programs; partially offset by (iv) a $0.2 million net increase in external drug manufacturing technology transfer projects ongoing with our contract manufacturing partners; (v) a $0.2 million increase in facility-related costs primarily associated with our 2021 facility relocation and new manufacturing capability preparation efforts; (vi) $0.3 million costs incurred during the second quarter of 2021 related to our in vitro and in vivo studies to evaluate our SB019 product candidate as an intranasal treatment option for COVID-19; and (vii) less than $0.1 million costs incurred during the second quarter of 2021 associated with exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health.
The $0.4 million net decrease in research and development personnel costs is primarily due to (i) a $0.4 million decrease in non-cash compensation expense related to the change in the fair value of our Tangible Stockholder Return Plan, or our Performance Plan, liability, which is a performance-based long-term incentive plan; (ii) a $0.2 million decrease in non-cash compensation expense associated with stock option compensation; and (iii) a $0.2 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods, partially offset by (iv) a $0.3 million increase in bonus expense related to a success bonus paid to employees following the announcement of the positive top-line results of our B-SIMPLE 4 study.
General and administrative expenses
General and administrative expenses were $2.4 million for the three months ended June 30, 2021, compared to $3.2 million for the three months ended June 30, 2020. The net $0.8 million decrease in general and administrative expenses for the three months ended June 30, 2021 was primarily due to a $0.8 million non-cash expense recognized in the second quarter of 2020 related to the issuance of commitment shares in consideration for entering into the June 2020 Aspire CSPA. In addition we experienced (i) a $0.3 million increase in insurance premium expenses associated with our directors’ and officers’ liability policies, (ii) a $0.1 million net increase in general and administrative personnel and related costs, partially offset by a (iii) $0.2 million decrease in other administrative expenses, and (iv) a $0.1 million decrease in rent and depreciation expense following the reduction of our footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020.
The $0.1 million net increase in general and administrative personnel and related costs is primarily due to (i) a $0.3 million increase in cash-based compensation expenses, primarily due to $0.2 million in increased bonus expense related to a success bonus paid to employees following the announcement of the positive top-line results of our B-SIMPLE 4 study and a $0.1 million increase in recurring salary and benefits costs, partially offset by (ii) a $0.2 million decrease in non-cash compensation expenses associated with a $0.1 million increase in stock-based incentive compensation expense that was offset by a $0.3 million decrease in the fair value of our Performance Plan liability.
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to our accounting policies. Our evaluation resulted in a $2.4 million non-cash impairment loss on long-lived assets for the three months ended June 30, 2020 comprised of (i) a $0.9 million impairment charge recognized on the leasehold improvements affixed to the Morrisville, North Carolina facility; (ii) a $0.2 million impairment charge recognized on furniture and equipment sold to our landlord’s new tenant pursuant to a bill of sale; (iii) a $0.8 million impairment charge recognized on certain manufacturing and laboratory equipment that we intended to sell through a consignment seller; and (iv) a $0.5 million impairment charge recognized on equipment and other property not directly associated with our continuing research and development and pilot scale drug manufacturing capabilities.

During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in the accompanying condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the three months ended June 30, 2021, we recognized a $0.1 million non-cash impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Other income (expense), net
Other (expense) income, net was $1.0 million income for the three months ended June 30, 2021, and was negligible for the three months ended June 30, 2020. During the second quarter of 2021, we experienced a $1.0 million gain on debt extinguishment related to the forgiveness of our PPP loan in June 2021. We also experienced approximately $0.1 million of other income related to the impact of foreign currency exchange rate fluctuations for certain time-based milestones related to the Amended Sato Agreement.
Comparison of Six Months Ended June 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$1,494	$2,124	$(630)	(30)%
Government research contracts and grants revenue	72	410	(338)	(82)%
Total revenue	1,566	2,534	(968)	(38)%
Operating expenses:
Research and development	11,675	8,677	2,998	35%
General and administrative	5,117	5,739	(622)	(11)%
Impairment loss on long-lived assets	114	2,421	(2,307)	(95)%
Total operating expenses	16,906	16,837	69	—%
Operating loss	(15,340)	(14,303)	(1,037)	7%
Other income (expense), net:
Interest income	6	45	(39)	(87)%
Gain on debt extinguishment	956	—	956	100%
Other (expense) income	(597)	5	(602)	*
Total other income (expense), net	365	50	315	*
Net loss	$(14,975)	$(14,253)	$(722)	5%
Revenue
License and collaboration revenue of $1.5 million and $2.1 million for the six months ended June 30, 2021 and 2020, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue totaled $0.1 million and $0.4 million for the six months ended June 30, 2021 and 2020, respectively. For the six months ended June 30, 2021 and 2020, we recognized revenue of less than $0.1 million and $0.4 million, respectively, related to the grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program and $0.1 million and less than $0.1 million, respectively, related to the grant we received in February 2020 from the NIH.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.

Research and development expenses
Research and development expenses were $11.7 million for the six months ended June 30, 2021, compared to $8.7 million for the six months ended June 30, 2020. The net increase of $3.0 million, or 35%, was primarily related to (i) a $5.2 million net increase in the SB206 program; partially offset by (ii) a $1.9 million decrease in other research and development expenses; and (iii) a $0.2 million decrease in our SB414 program.
In the SB206 program, we experienced (i) a $3.1 million increase in gross costs incurred primarily due to the ongoing conduct and treatment phase activities of the B-SIMPLE4 Phase 3 trial during the first six months of 2021, compared to the relatively lower cost of B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trial wind down activities during the comparative period in 2020, and (ii) a $2.1 million decrease in contra-research and development expense from the ratable amortization of the Ligand Funding Agreement liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 for the treatment of molluscum. The SB206 clinical development activities conducted during the comparative period in 2020, including but not limited to the B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trials, were eligible for Ligand contribution and associated amortized contra-research and development expense recognition, but the B-SIMPLE 4 Phase 3 trial conducted during the current period in 2021 was not eligible for Ligand contributions and therefore no contra-research and development expense was recognized against the gross B-SIMPLE 4 trial costs. During the six months ended June 30, 2021, we recorded a $0.2 million reduction to contra-research and development expense related to the Ligand SB206 developmental program, related to accretion of the Funding Agreement with Ligand liability, based on our reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval. Further information regarding our reassessment of the SB206 program is described in “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
The $1.9 million decrease in other research and development expenses was primarily driven by (i) a $1.4 million net decrease in research and development personnel costs; (ii) a $0.8 million decrease in rent and depreciation expense following the reduction of our footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020; (iii) $0.2 million of discrete facility decommissioning costs incurred in the second quarter of 2020 associated with our former Morrisville, North Carolina facility; (iv) a $0.4 million decrease in our preclinical, grant-funded WH602 and WH604 programs; and (v) a $0.1 million decrease in material costs associated with manufacturing, partially offset by (vi) a $0.4 million net increase in external drug manufacturing technology transfer projects ongoing with our contract manufacturing partners; (vii) $0.5 million costs incurred during the first six months of 2021 related to our in vitro and in vivo studies to evaluate our SB2019 product candidate as an intranasal treatment option for COVID-19; and (viii) $0.1 million costs incurred during the first six months of 2021 associated with exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health.
The $1.4 million net decrease in research and development personnel costs is primarily due to (i) a $0.4 million decrease in non-cash compensation expense related to the change in the fair value of our Tangible Stockholder Return Plan; (ii) a $0.4 million decrease in non-cash compensation expense associated with stock option compensation; (iii) a $0.4 million decrease in discrete severance charges and retention incentive compensation associated with business realignment and personnel reduction actions taken during the first quarter of 2020; and (iv) a $0.2 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods. We also experienced a $0.1 million decrease in bonus expense, primarily related to a $0.3 million success bonus paid to employees following the announcement of the positive top-line results of our B-SIMPLE 4 study, which was offset by a reduction in 2021 performance bonus expense due to a reduced number of research and development personnel between the two comparative periods.
General and administrative expenses
General and administrative expenses were $5.1 million for the six months ended June 30, 2021, compared to $5.7 million for the six months ended June 30, 2020. The decrease of approximately $0.6 million, or 11%, was primarily due to a $0.8 million non-cash expense recognized in the second quarter of 2020 related to the issuance of commitment shares in consideration for entering into the June 2020 Aspire CSPA. In addition we experienced (i) a $0.6 million increase in insurance premium expenses associated with our directors’ and officers’ liability policies, partially offset by (ii) a $0.3 million decrease in rent and depreciation expense following the reduction of our footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020, (iii) a $0.1 million decrease in other administrative expenses, and (iv) a $0.1 million net decrease in general and administrative personnel and related costs

The $0.1 million net decrease in general and administrative personnel and related costs is primarily due to (i) a $0.1 million decrease in non-cash compensation expenses related to the change in the fair value of our Performance Plan liability, which was partially offset by (ii) a $0.1 million increase in cash-based compensation expenses, primarily due to a $0.2 increase in bonus expense related to a success bonus paid to employees following the announcement of the positive top-line results of our B-SIMPLE 4 study, partially offset by a $0.1 million decrease in recurring salary and benefits costs.
Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to our accounting policies. Our evaluation resulted in a $2.4 million non-cash impairment loss on long-lived assets for the six months ended June 30, 2020, as described above.
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in the accompanying condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the six months ended June 30, 2021, we recognized a $0.1 million non-cash impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Other income (expense), net
Other income (expense), net was $0.4 million income for the six months ended June 30, 2021, compared to $0.1 million income for the six months ended June 30, 2020. During the second quarter of 2021, we experienced a $1.0 million gain on debt extinguishment related to the forgiveness of our PPP loan in June 2021. This gain was partially offset by $0.6 million of other expense related to the impact of foreign currency exchange rate fluctuations for certain time-based milestones related to the Amended Sato Agreement.
Liquidity and Capital Resources
As of June 30, 2021, we had an accumulated deficit of $264.3 million. We incurred net losses of $6.0 million and $15.0 million during the three and six months ended June 30, 2021, respectively, and $8.1 million and $14.3 million during the three and six months ended June 30, 2020, respectively. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and potentially begin commercialization activities. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of June 30, 2021, we had total cash and cash equivalents of $65.8 million and positive working capital of $57.2 million. As of June 30, 2021, we had $12.0 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA, subject to certain limitations.
From January 1, 2019 through June 30, 2021, we have raised total equity and debt proceeds of $97.7 million to fund our operations, including (i) $37.2 million in net proceeds from the sale of common stock in the June 2021 public offering (as defined below); (ii) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering (as defined below); (iii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering (as defined below); (iv) an additional $6.0 million of proceeds associated with exercises through June 30, 2021 of common warrants issued as part of the March 2020 Public Offering and March 2020 Registered Direct Offering; (v) $41.0 million in proceeds from the sale of common stock under our August 2019 and June 2020 common stock purchase agreements with Aspire Capital and the July 2020 Aspire CSPA; and (vi) less than $0.1 million of proceeds from the exercise of stock options. We also obtained a loan under the PPP (as defined below) of approximately $1.0 million in April 2020 to support certain qualified expenses, including payroll and rental expense, which is described below. The PPP loan was forgiven in June 2021.

To date, we have focused our funding activities primarily on equity financings, while generating additional liquidity and capital through other sources, including: (i) governmental research contracts and grants totaling $12.9 million; (ii) our licensing and supply arrangements with Sato, totaling $28.8 million; and (iii) $25.0 million and $12.0 million in proceeds from two funding transactions during the second quarter of 2019 with Reedy Creek Investments LLC, or Reedy Creek, and Ligand, respectively, as described below.
We believe that our existing cash and cash equivalents balance as of June 30, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2023. This operating forecast and related cash projection includes: (i) costs through the expected completion of the B-SIMPLE4 Phase 3 trial, including supporting activities; (ii) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum; (iii) costs associated with the build-out of our new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iv) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; (v) development activities in certain early stage priority therapeutic areas, including infectious diseases (Coronaviridae (COVID-19)); (vi) certain research and development activities primarily related to SB204 as a treatment for acne vulgaris; and (vii) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs; (b) operating costs that could occur between a potential NDA submission for SB206 through NDA approval, including marketing and commercialization efforts to achieve potential launch of SB206, and (c) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
We will need significant additional funding to continue our operating activities, make further advancements in our product development programs and potentially commercialize any of our product candidates beyond those activities currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or delay, defer or reduce our cash expenditures by the first quarter of 2023. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.
We do not currently have sufficient funds to complete commercialization of any of our product candidates, and our funding needs will largely be determined by our commercialization strategy for SB206, subject to the NDA submission timing and the regulatory approval process and outcome. Our potential commercialization strategy includes, but is not limited to, securing a commercialization partner, co-commercializing with a partner, or commercializing on our own. The inability of us to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. We may pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships.
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
From the inception through the termination of the 2019 Aspire CSPA, we sold 486,571 shares of common stock at an average price of $6.22 per share under such agreement. These amounts, combined with the 34,562 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 521,133 shares issued to Aspire Capital under that agreement as of June 30, 2021. From the inception through the termination of the June 2020 Aspire CSPA, we sold 3,776,428 shares of common stock at an average price of $5.30 per share under that agreement. These amounts, combined with the 144,927 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 3,921,355 shares issued to Aspire Capital under the agreement, which was fully utilized prior to entry into the July 2020 Aspire CSPA. The 2019 Aspire CSPA and June 2020 Aspire CSPA had substantially similar terms to the July 2020 Aspire CSPA.
July 2020 Aspire Common Stock Purchase Agreement
On July 21, 2020, we entered into the July 2020 Aspire CSPA, which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the agreement. Upon execution of the July 2020 Aspire CSPA, we agreed to sell to Aspire Capital 555,555 shares of our common stock at $9.00 per share for proceeds of $5.0 million. In addition, as consideration for entering into the July 2020 Aspire CSPA, we issued to Aspire Capital 100,000 shares of our common stock as a commitment fee.
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
Under the terms of the July 2020 Aspire CSPA, on any trading day we select, we have the right, in our sole discretion, to present Aspire Capital with a purchase notice, or the Purchase Notice, directing Aspire Capital (as principal) to purchase up to 30,000 shares of our common stock per business day, up to an aggregate of $30.0 million of our common stock, at a per share price equal to the lesser of (i) the lowest sale price of our common stock on the purchase date; or (ii) the arithmetic average of the three lowest closing sale prices for our common stock during the ten consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date may not exceed $0.5 million, unless otherwise mutually agreed. The parties may mutually agree to increase the number of shares of our common stock that may be purchased per trading day pursuant to the terms of the July 2020 Aspire CSPA to up to 200,000 shares.
In addition, on any date on which we submit a Purchase Notice in an amount equal to 30,000 shares, we can also, in our sole discretion, present Aspire Capital with a volume-weighted average price purchase notice, or a VWAP Purchase Notice, directing Aspire Capital to purchase an amount of our common stock equal to up to 30% of the aggregate shares of our common stock traded on our principal market on the next trading day, or the VWAP Purchase Date, subject to a maximum number of shares determined by us. The purchase price per share pursuant to such VWAP Purchase Notice is generally 97% of the volume-weighted average price for our common stock traded on our principal market on the VWAP Purchase Date.
Under the terms of the July 2020 Aspire CSPA, the number of shares that may be sold to Aspire Capital is limited to 2,543,364 shares, or the Exchange Cap, which represents 19.99% of our outstanding shares of common stock on July 21, 2020, unless stockholder approval or an exception pursuant to the rules of our principal market, currently the Nasdaq Capital Market, is obtained to issue more than 19.99%. This limitation will not apply if, at any time the Exchange Cap is reached and at all times thereafter, the average price paid for all shares issued under the July 2020 Aspire CSPA is equal to or greater than $5.907, which is the arithmetic average of the five closing sale prices of our common stock immediately preceding the execution of the July 2020 Aspire CSPA. The July 2020 Aspire CSPA provides that we and Aspire Capital shall not effect any sales under the July 2020 Aspire CSPA on any purchase date where the closing sale price of our common stock is less than $0.15.
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

As of June 30, 2021, we have sold 2,221,039 shares of our common stock at an average price of $8.10 per share under the July 2020 Aspire CSPA for total proceeds of $18.0 million. These amounts, combined with the 100,000 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 2,321,039 shares issued to Aspire Capital under the agreement as of June 30, 2021. As of June 30, 2021, there was $12.0 million of remaining availability for sales of common stock under the July 2020 Aspire CSPA.
In addition to the limitations noted above, pursuant to the underwriting agreement relating to the June 2021 Public Offering, we are prohibited from issuing securities, including under the July 2020 Aspire CSPA, for a period until the 60th day after the date of the underwriting agreement (other than under certain circumstances set forth in the underwriting agreement).
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the July 2020 Aspire CSPA.
Paycheck Protection Program
On April 22, 2020, and as subsequently amended, we entered into the Note for an unsecured loan of approximately $1.0 million made to us, or the Loan, under the Paycheck Protection Program, or the PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the United States Small Business Administration, or the SBA. The Loan was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bore interest at a fixed rate of one percent (1%) per annum. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP, with such forgiveness to be determined, subject to limitations, based on the use of loan proceeds for payment of permitted and program-eligible expenses. Interest payable on the Note may be forgiven only if the SBA agrees to pay such interest on the forgiven principal amount of the Note. We previously applied for and during the second quarter of 2021 received notification of forgiveness of the entire loan balance, including any accrued interest.
See “Note 9—Paycheck Protection Program” to the accompanying condensed consolidated financial statements for additional information regarding the Loan.
Equity Offerings
June 2021 Public Offering
On June 17, 2021, we entered into an underwriting agreement with Cantor Fitzgerald & Co. relating to the offering, issuance and sale of 3,636,364 shares of common stock. We also granted Cantor Fitzgerald & Co., as underwriter, a 30-day option to purchase up to 545,454 additional shares of common stock, which was not exercised. The June 2021 Public Offering closed on June 21, 2021.
Net proceeds from the June 2021 Public Offering were approximately $37.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $2.8 million.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the June 2021 Public Offering.
March 2020 Registered Direct Offering
On March 24, 2020, we entered into a securities purchase agreement with several institutional and accredited investors, pursuant to which we agreed to sell and issue in a registered direct offering priced at-the-market under Nasdaq rules, or the March 2020 Registered Direct Offering, an aggregate of 1,055,000 shares of our common stock and pre-funded warrants to purchase 805,465 shares of common stock. The March 2020 Registered Direct Offering closed on March 26, 2020. At closing, we also issued to H.C. Wainwright, as placement agent, warrants to purchase an aggregate of up to 55,814 shares of common stock representing 3.0% of the aggregate number of shares of common stock and shares of common stock underlying the pre-funded warrants sold in this offering.
Net proceeds from the March 2020 Registered Direct Offering were approximately $7.2 million after deducting the fees and commissions and offering expenses of approximately $0.8 million.

See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the March 2020 Registered Direct Offering.

March 2020 Public Offering
On February 27, 2020, we entered into an underwriting agreement with H.C. Wainwright relating to the offering, issuance and sale of 1,400,000 shares of common stock, pre-funded warrants to purchase 433,333 shares of common stock, and accompanying common warrants to purchase up to an aggregate of 1,833,333 shares of common stock, or, collectively, the March 2020 Public Offering. We also granted H.C. Wainwright, as underwriter, a 30-day option to purchase up to 275,000 additional shares of common stock and/or common warrants to purchase up to an aggregate of 275,000 shares of common stock, which H.C. Wainwright partially exercised on March 2, 2020 to purchase 149,860 shares of common stock and common warrants to purchase 275,000 shares of common stock. The March 2020 Public Offering closed on March 3, 2020. At closing, we also issued to designees of H.C. Wainwright, as underwriter, warrants to purchase an aggregate of up to 59,496 shares of common stock representing 3.0% of the aggregate number of shares of common stock sold and shares of common stock underlying the pre-funded warrants sold in this offering.
Net proceeds from the March 2020 Public Offering were approximately $5.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.8 million. As of June 30, 2021, 1,855,917 common warrants issued as part of the March 2020 Public Offering have been exercised for an additional $5.6 million of proceeds associated with this offering.
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
The applicable percentage used for determining the ongoing quarterly payments, applied to amounts received directly by us pursuant to any out-license agreement for each product, ranges from 10% for SB206 to 20% for SB414 and SB204. However, the agreement provides that the applicable percentage for each product will be 25% for fees or milestone payments received by us (but not royalty payments received by us) until Reedy Creek has received payments under the Purchase Agreement equal to the total funding amount provided by Reedy Creek under the Purchase Agreement. If we decide to commercialize any product on our own following regulatory approval, as opposed to commercializing through an out-license agreement or other third-party arrangement, we will only be obligated to pay Reedy Creek a low single digits royalty on net sales of the products.
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
Licensing Arrangements
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the second amendment to the initial license agreement dated January 12, 2017, or the Sato Amendment. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. We have received approximately $28.8 million from Sato beginning January 2017 through June 30, 2021 under the Amended Sato Agreement, including (i) a $10.8 million upfront payment received following the execution of the agreement in January 2017; (ii) a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018; (iii) $11.2 million of installment payments received following the execution of the Sato Amendment; and (iv) a $4.6 million payment related to a time-based developmental milestone received in the second quarter of 2021. In addition to the upfront payment paid in three installments in 2018 and 2019 that we received from Sato under the terms of the Sato Amendment, the Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events, of which we received 0.5 billion JPY in the second quarter of 2021.
See “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements regarding the Amended Sato Agreement.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,989)	$(13,790)
Investing activities	(2,810)	(342)
Financing activities	44,194	35,878
Net increase in cash, cash equivalents and restricted cash	$30,395	$21,746
Net Cash Used in Operating Activities
During the six months ended June 30, 2021, net cash used in operating activities was $11.0 million and consisted primarily of a net loss of $15.0 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $0.1 million; (ii) impairment of long-lived assets of $0.1 million; (iii) a net favorable adjustment to stock-based compensation of $0.3 million, caused by fair market value adjustments to the Tangible Stockholder Return Plan; (iv) a foreign currency transaction loss of $0.7 million related to fair value adjustments for payments received and to be received under the Amended Sato Agreement; (v) a $1.0 million gain on debt extinguishment related to forgiveness of the PPP loan; and (vi) a $4.3 million favorable change in cash related to changes in other operating assets and liabilities. The favorable change in cash related to changes in assets and liabilities was primarily due to (i) a $4.5 million decrease in contracts and grants receivable primarily related to receipt of a $4.6 million time-based developmental milestone payment; (ii) a $1.8 million decrease in prepaid insurance, prepaid expenses and other current assets primarily related to the amortization of prepaid service contracts and directors and officers insurance premiums; (iii) a $0.5 million increase in other accrued expenses; and (iv) a $0.2 million increase in research and development service obligation liabilities related to the accretion of the liability associated with Ligand. These increases in cash were partially offset by (i) a $1.5 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement during the first six months of 2021; (ii) a $0.8 million decrease in accrued outside research and development services primary related to services related to the SB206 Phase 3 development program; and (iii) a $0.4 million decrease in accrued compensation primarily related to the payment of 2020 performance bonuses in March 2021.
During the six months ended June 30, 2020, net cash used in operating activities was $13.8 million and consisted primarily of a net loss of $14.3 million, with adjustments for non-cash amounts related primarily to depreciation expense of $1.0 million, impairment of long-lived assets of $2.4 million, stock-based compensation expense of $0.7 million, stock issuance cost of $0.8 million related to commitment shares for the June 2020 Aspire CSPA, a loss on disposal of equipment of less than $0.1 million, and a $4.5 million net decrease in other operating assets and liabilities. The net decrease in assets and liabilities was primarily due to (i) a $1.9 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand; (ii) a $2.2 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement during the first six months of 2020; (iii) $0.4 million decrease in accrued legal and professional fees; (iv) a $0.5 million decrease in accrued outside research and development services; and (v) a $0.3 million decrease in accounts payable. These decreases were partially offset by (i) a $0.2 million increase in accrued compensation, a $0.2 million decrease in contracts and grants receivable and a $0.5 million decrease in prepaid expenses and other current assets. The changes in accounts payable and accrued outside research and development services balances during the second quarter of 2020 were primarily related to timing of invoice receipts and payments associated with the SB206 Phase 3 development program.
Net Cash Used in Investing Activities
During the six months ended June 30, 2021, the $2.8 million of net cash used in investing activities was primarily related to purchases of property, equipment and services associated with the planning, design and build-out of our new corporate headquarters and small-scale manufacturing facility in Durham, North Carolina.
During the six months ended June 30, 2020, the $0.3 million of net cash used in investing activities was primarily related to installment payments made to a drug delivery device technology manufacturing vendor in connection with an ongoing drug delivery device technology enhancement project.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2021, net cash provided by financing activities was $44.2 million and consisted primarily of (i) $37.6 million of proceeds from the sale of our common stock pursuant to the June 2021 Public Offering; (ii) $6.3 million of proceeds from the sale of our common stock pursuant to the July 2020 Aspire CSPA; (iii) $0.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering and March 2020 Registered Direct Offering; and (iv) less than $0.1 million of proceeds from the exercise of stock options.
During the six months ended June 30, 2020, net cash provided by financing activities was $35.9 million and consisted primarily of (i) $5.3 million of proceeds, net of underwriting fees, from closing of our March 2020 Public Offering; (ii) $5.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering; (iii) $7.3 million of proceeds, net of placement agent fees, from our March 2020 Registered Direct Offering; (iv) $1.0 million from the entry into a promissory note for an unsecured loan under the PPP; and (v) $17.1 million of proceeds from the sale of our common stock pursuant to the 2019 Aspire CSPA and the June 2020 Aspire CSPA. These financing cash inflows were partially offset by $0.2 million of other offering costs, including legal and professional fees, directly associated with the March 2020 Public Offering, March 2020 Registered Direct Offering and the February 2020 shelf registration statement filing.
Capital Requirements
As of June 30, 2021, we had a total cash and cash equivalents balance of $65.8 million and positive working capital of $57.2 million. To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. As of June 30, 2021, we had an accumulated deficit of $264.3 million.

We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates, and our funding needs will largely be determined by our commercialization strategy for SB206, subject to the NDA submission timing and the regulatory approval process and outcome. Our potential commercialization strategy includes, but is not limited to, securing a commercialization partner, co-commercializing with a partner, or commercializing on our own.
Our ability to continue to operate our business, including our ability to advance development programs unrelated to SB206, as well as our ability to progress SB206 for molluscum subsequent to an NDA filing, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including through potential sales using the remaining availability under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. There can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. We are also exploring the potential for alternative transactions, such as strategic acquisitions or in-licenses, sales or divestitures of some of our assets, or other potential strategic transactions, including the sale of the Company. If we were to pursue such a transaction, we may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to us.
Our equity issuances during the year ended December 31, 2020 and the six months ended June 30, 2021, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders.
As of June 30, 2021, we had 18,811,692 shares of common stock outstanding. In addition, as of June 30, 2021, we had reserved 3,070,236 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock; (ii) outstanding stock options and stock appreciation rights; and (iii) future issuance under the 2016 Incentive Award Plan. Our common stock consists of 200,000,000 authorized shares as of June 30, 2021.
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
Contractual Obligations and Contingent Liabilities
Except for items described in note “Note 8—Commitments and Contingencies” and the forgiveness of the Loan we received under the PPP as described in “Note 9—Paycheck Protection Program” to the accompanying condensed consolidated financial statements, there were no material changes during the six months ended June 30, 2021 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
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
Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report. During the six months ended June 30, 2021, there were no material changes to our critical accounting policies.
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
As of June 30, 2021, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report, except as follows:
We cannot assure you that we will realize the anticipated benefits from our recent reverse stock split.
On May 25, 2021, we effected a one-for-ten Reverse Stock Split of our issued and outstanding shares of our common stock, which we anticipated would result in benefits such as enhancing our ability to raise capital to fund our operations, improving the marketability of our common stock and increasing the appeal of our stock to a broader range of investors. Although we believe that a higher market price of our common stock may help generate greater or broader investor interest, we cannot assure you that the Reverse Stock Split will result in a share price that will attract new investors, including institutional investors, as some investors, analysts and other stock market participants have negative perceptions of reverse stock splits. In addition, there can be no assurance that the market price of our common stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our common stock may not necessarily improve. Also, it is not uncommon for the market price of a company’s common stock to decline in the period following a reverse stock split. If the market price of our common stock declines further, the percentage decline may be greater than would have occurred in the absence of the Reverse Stock Split.
The market price and trading volume of our common stock has fluctuated substantially and may fluctuate widely in the future and the value of an investment in our common stock may decline.
Our stock price has experienced extreme volatility and could vary significantly as a result of many factors. Between January 1, 2021 and August 4, 2021, the last reported sales price of our common stock fluctuated between a high of $25.50 and a low of $7.48. The foregoing stock prices have been adjusted to give effect to the Reverse Stock Split. The market price and trading volume of our common stock may continue to fluctuate from time to time as a result of factors outside of our control. For example, the trading price of our common shares increased significantly in June 2021, which we believe was attributable to general market conditions and recognition of our recently announced top-line results of our B-SIMPLE4 study of SB206 for the treatment of molluscum contagiosum, and has since declined. There is a potential for rapid and substantial decreases in the price of our common stock, including decreases unrelated to our operating performance or prospects, which could result in substantial losses for our existing stockholders.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Amendment to Employment Agreement with John M. Gay
Effective as of August 11, 2021, we entered into a first amendment to the employment agreement, effective as of September 23, 2020, with John M. Gay, our Chief Financial Officer, or the Employment Agreement, to increase severance pay from 6-months to 12-months of Mr. Gay’s base salary and extend the "Regular Severance Period" (as defined in the Employment Agreement) from 6-months to 12-months in connection with the termination of Mr. Gay’s employment by us without “cause” or by him for “good reason” not in connection with a "change in control” (each as defined in the Employment Agreement). We also approved a one-time bonus for Mr. Gay of $35,000.

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Novan, Inc.		8-K	001-37880	3.1	May 25, 2021
10.1	Novan, Inc. 2016 Incentive Award Plan, as amended and restated.		8-K	001-37880	10.1	May 25, 2021
10.2	Novan, Inc. Tangible Stockholder Return Plan, as amended and restated.		8-K	001-37880	10.2	May 25, 2021
10.3	First Amendment to Employment Agreement, dated August 11, 2021, by and between Novan, Inc. and John M. Gay.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.

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

Date: August 12, 2021