Form 10-Q
period 2021-09-30
Novan, Inc.
filed 2021-11-10
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 3, 2021, there were 18,815,892 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$59,960	$35,879
Contracts and grants receivable	121	4,863
Prepaid insurance	40	1,818
Prepaid expenses and other current assets	974	1,333
Other current asset related to leasing arrangement, net	419	—
Assets held for sale	—	114
Total current assets	61,514	44,007
Restricted cash	472	—
Intangible assets	75	75
Other assets	294	341
Property and equipment, net	10,189	2,406
Right-of-use lease assets	1,343	—
Total assets	$73,887	$46,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,919	$1,192
Accrued compensation	1,068	1,154
Accrued outside research and development services	182	930
Accrued legal and professional fees	272	168
Other accrued expenses	4,081	801
Deferred revenue, current portion	2,586	2,990
Paycheck Protection Program loan, current portion	—	478
Research and development service obligation liability, current portion	1,558	987
Total current liabilities	12,666	8,700
Deferred revenue, net of current portion	6,818	8,238
Paycheck Protection Program loan, net of current portion	—	478
Noncurrent operating lease liabilities	2,973	—
Research and development service obligation liability, net of current portion	171	649
Research and development funding arrangement liability	25,000	25,000
Other long-term liabilities	74	787
Total liabilities	47,702	43,852
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 18,816,092 and 14,570,959 shares issued as of September 30, 2021 and December 31, 2020, respectively; 18,815,142 and 14,570,009 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	2	1
Additional paid-in capital	297,074	252,408
Treasury stock at cost, 950 shares as of September 30, 2021 and December 31, 2020	(155)	(155)
Accumulated deficit	(270,736)	(249,277)
Total stockholders’ equity	26,185	2,977
Total liabilities and stockholders’ equity	$73,887	$46,829

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
License and collaboration revenue	$680	$1,100	$2,174	$3,224
Government research contracts and grants revenue	57	217	129	627
Total revenue	737	1,317	2,303	3,851
Operating expenses:
Research and development	4,251	4,836	15,926	13,513
General and administrative	2,969	3,108	8,086	8,847
Impairment loss on long-lived assets	—	—	114	2,421
Loss on facility asset group disposition	—	1,772	—	1,772
Total operating expenses	7,220	9,716	24,126	26,553
Operating loss	(6,483)	(8,399)	(21,823)	(22,702)
Other income (expense), net:
Interest income	4	2	10	47
Gain on debt extinguishment	—	—	956	—
Other income (expense)	(5)	(8)	(602)	(3)
Total other income (expense), net	(1)	(6)	364	44
Net loss and comprehensive loss	$(6,484)	$(8,405)	$(21,459)	$(22,658)
Net loss per share, basic and diluted	$(0.34)	$(0.63)	$(1.30)	$(2.70)
Weighted-average common shares outstanding, basic and diluted	18,813,653	13,368,965	16,476,235	8,396,106

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2021
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2020	14,570,009	$1	$252,408	$(155)	$(249,277)	$2,977
Stock-based compensation	—	—	36	—	—	36
Exercise of common stock warrants	99,651	—	442	—	—	442
Common stock issued pursuant to common stock purchase agreement	493,163	1	6,333	—	—	6,334
Exercise of stock options	2,492	—	13	—	—	13
Net loss	—	—	—	—	(8,952)	(8,952)
Balance as of March 31, 2021	15,165,315	$2	$259,232	$(155)	$(258,229)	$850
Stock-based compensation	—	—	215	—	—	215
Common stock issued pursuant to public offering, net	3,636,364	—	37,236	—	—	37,236
Exercise of common stock warrants	3,900	—	19	—	—	19
Exercise of stock options	6,150	—	29	—	—	29
Extinguishment of fractional shares resulting from reverse stock split	(37)	—	—	—	—	—
Net loss	—	—	—	—	(6,023)	(6,023)
Balance as of June 30, 2021	18,811,692	$2	$296,731	$(155)	$(264,252)	$32,326
Stock-based compensation	—	—	327	—	—	327
Exercise of stock options	3,450	—	16	—	—	16
Net loss	—	—	—	—	(6,484)	(6,484)
Balance as of September 30, 2021	18,815,142	$2	$297,074	$(155)	$(270,736)	$26,185

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) continued
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2020
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2019	2,673,480	$—	$197,856	$(155)	$(219,984)	$(22,283)
Stock-based compensation	—	—	385	—	—	385
Common stock and pre-funded warrants issued pursuant to public offering, net	1,549,860	—	5,158	—	—	5,158
Exercise of pre-funded warrants related to public offering	433,333	—	—	—	—	—
Common stock and pre-funded warrants issued pursuant to registered direct offering, net	1,055,000	1	7,224	—	—	7,225
Exercise of pre-funded warrants related to registered direct offering	460,233	—	—	—	—	—
Exercise of common stock warrants	960,000	—	2,880	—	—	2,880
Common stock issued pursuant to common stock purchase agreement	70,000	—	442	—	—	442
Net loss	—	—	—	—	(6,167)	(6,167)
Balance as of March 31, 2020	7,201,906	$1	$213,945	$(155)	$(226,151)	$(12,360)
Stock-based compensation	—	—	335	—	—	335
Exercise of pre-funded warrants related to registered direct offering	345,233	—	—	—	—	—
Exercise of common stock warrants	861,067	—	2,583	—	—	2,583
Common stock issued pursuant to common stock purchase agreements	3,533,999	—	17,491	—	—	17,491
Net loss	—	—	—	—	(8,086)	(8,086)
Balance as of June 30, 2020	11,942,205	$1	$234,354	$(155)	$(234,237)	$(37)
Stock-based compensation	—	—	147	—	—	147
Exercise of common stock warrants	24,850	—	75	—	—	75
Exercise of stock options	1,150	—	5	—	—	5
Common stock issued pursuant to common stock purchase agreements	2,183,174	—	15,668	—	—	15,668
Net loss	—	—	—	—	(8,405)	(8,405)
Balance as of September 30, 2020	14,151,379	$1	$250,249	$(155)	$(242,642)	$7,453
The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flow from operating activities:
Net loss	$(21,459)	$(22,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242	1,107
Impairment loss on long-lived assets	114	2,421
Non-cash loss on facility asset group disposition	—	767
Stock-based compensation	(84)	832
Non-cash cost of shares issued to Aspire Capital as commitment fee	—	1,695
Foreign currency transaction loss	676	—
Gain on debt extinguishment	(956)	—
Loss on disposal and write-offs of property and equipment	—	66
Changes in operating assets and liabilities:
Contracts and grants receivable	4,399	262
Prepaid insurance, prepaid expenses and other current assets	2,137	744
Accounts payable	(45)	(1,441)
Accrued compensation	(86)	346
Accrued outside research and development services	(748)	39
Accrued legal and professional fees	104	(297)
Other accrued expenses	1,550	82
Deferred revenue	(2,174)	(3,343)
Research and development service obligation liabilities	93	(2,166)
Other long-term assets and liabilities	201	(324)
Net cash used in operating activities	(16,036)	(21,868)
Cash flow from investing activities:
Purchases of property and equipment	(4,515)	(415)
Landlord reimbursement of tenant improvement allowance	1,015	—
Proceeds from the sale of property and equipment	—	325
Net cash used in investing activities	(3,500)	(90)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	37,600	12,577
Proceeds from exercise of common stock warrants	461	5,538
Proceeds from Paycheck Protection Program loan	—	956
Proceeds from issuance of common stock under common stock purchase agreement	6,334	31,906
Payments related to public offering costs	(364)	(178)
Payments of offering costs related to registration statement	—	(25)
Proceeds from exercise of stock options	58	5
Net cash provided by financing activities	44,089	50,779
Net increase in cash, cash equivalents and restricted cash	24,553	28,821
Cash, cash equivalents and restricted cash as of beginning of period	35,879	14,251
Cash, cash equivalents and restricted cash as of end of period	$60,432	$43,072

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$3,892	$56
Right-of-use assets obtained in exchange for lease liabilities	$1,343	$—
Non-cash gain on debt extinguishment from forgiveness of Paycheck Protection Program loan	$956	$—
Deferred offering costs reclassified to additional paid-in capital	$364	$16

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$59,960	$43,072
Restricted cash included in noncurrent assets	$472	$—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$60,432	$43,072

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(dollar values in thousands, except per share data)
Note 1: Organization and Significant Accounting Policies
Business Description and Basis of Presentation
Novan, Inc. (“Novan” and together with its subsidiaries, the “Company”), is a North Carolina-based pre-commercial nitric oxide-based pharmaceutical company focused on dermatology and anti-infective therapies. The Company leverages its proprietary nitric oxide based technology platform, NITRICIL™ to generate macromolecular new chemical entities. Novan was incorporated in January 2006 under the state laws of Delaware. Its wholly-owned subsidiary, Novan Therapeutics, LLC was organized in 2015 under the state laws of North Carolina. On March 14, 2019, the Company completed registration of a wholly-owned Ireland-based subsidiary, Novan Therapeutics, Limited.
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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:

•The Company has reported a net loss in all fiscal periods since inception and, as of September 30, 2021, the Company had an accumulated deficit of $270,736.
•As of September 30, 2021, the Company had a total cash and cash equivalents balance of $59,960.
•As described in Note 10—Stockholders’ Equity (Deficit), in June 2021 the Company completed a public offering of its common stock pursuant to the Company’s shelf registration statement (the “June 2021 Public Offering”). Net proceeds from the offering were approximately $37,236 after deducting underwriting discounts and commissions and offering expenses of approximately $2,764.
•As described in Note 10—Stockholders’ Equity (Deficit), in July 2020 the Company entered into a common stock purchase agreement (the “July 2020 Aspire CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”). The July 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of June 15, 2020, between the Company and Aspire Capital (the “June 2020 Aspire CSPA”), which was fully utilized. During the nine months ended September 30, 2021, the Company received aggregate net proceeds of $6,334 from sales under the July 2020 Aspire CSPA and, as of September 30, 2021, had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
•As described in Note 10—Stockholders’ Equity (Deficit), in early March 2020 the Company completed a public offering of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and common warrants to purchase common stock pursuant to the Company’s then effective shelf registration statement (the “March 2020 Public Offering”). Net proceeds from the offering were approximately $5,158 after deducting underwriting discounts and commissions and offering expenses of approximately $791. The Company has also received proceeds from the exercise of common warrants issued in the March 2020 Public Offering of approximately $5,568 through September 30, 2021.
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
•The Company has concluded that the prevailing conditions and ongoing liquidity risks faced by the Company, coupled with its current forecasts, including costs associated with implementing the SB206 prelaunch strategy and commercial preparation, raise substantial doubt about its ability to continue as a going concern.
This evaluation is also based on other relevant conditions that are known or reasonably knowable at the date that the financial statements are issued, including ongoing liquidity risks faced by the Company, the Company’s conditional and unconditional obligations due or anticipated within one year, the funds necessary to maintain the Company’s operations considering its current financial condition, obligations, and other expected cash flows, and other conditions and events that, when considered in conjunction with the above, may adversely affect the Company’s ability to meet its obligations. The Company will continue to evaluate this going concern assessment in connection with the preparation of its quarterly and annual financial statements based upon relevant facts and circumstances, including but not limited to, its cash and cash equivalents balance and its operating forecast and related cash projection.
The Company believes that its existing cash and cash equivalents balance as of September 30, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide it with adequate liquidity to fund its planned operating needs into the fourth quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the completion of the B-SIMPLE4 Phase 3 trial, including final data accumulation and reporting in addition to other supporting activities; (ii) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum; (iii) costs associated with the completion of the build-out of its new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iv) conducting drug manufacturing capability transfer activities to external third-party contract manufacturing organizations, or CMOs, including a drug delivery device technology enhancement project; (v) developmental and regulatory activities for its SB019 program (Coronaviridae (COVID-19)), including a Phase 1 study, targeted for initiation in 2022; (vi) preparatory activities for a potential Phase 3 trial, targeted for initiation in 2023, related to SB204 as a treatment for acne; and (vii) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs, including executing the potentially registrational Phase 3 trial of SB204 for acne; (b) progression of the SB019 program subsequent to execution of a Phase 1 study; (c) operating costs that could occur between a potential NDA submission for SB206 through NDA approval, specifically including marketing and commercialization efforts to achieve potential launch of SB206; and (d) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. The Company may decide to revise its development and operating plans or the related timing, depending on information it learns through its research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, its ability to enter into strategic arrangements, its ability to access additional capital and its financial priorities. The Company will need significant additional funding to continue its operating activities, make further advancements in its product development programs and potentially commercialize any of its product candidates beyond those activities currently included in its operating forecast and related cash projection.

The Company does not currently have sufficient funds to commercialize any of its product candidates, if approved, and its funding needs will largely be determined by its commercialization strategy for SB206, subject to NDA submission timing and the regulatory approval process. The Company has engaged Syneos Health, a fully integrated biopharmaceutical solutions organization, as its commercial solutions provider for SB206. The Company’s relationship with Syneos Health will focus on implementing the SB206 prelaunch strategy and commercial preparation, followed by commercial sales of SB206, if approved by the U.S. Food and Drug Administration.
The inability of the Company to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company may pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s equity issuances during the year ended December 31, 2020, and the nine months ended September 30, 2021, have resulted in significant dilution to its existing stockholders. Any future additional issuances of equity, or debt convertible into equity, would result in further significant dilution to the Company’s existing stockholders. Alternatively, the Company may seek to engage in one or more potential transactions, which could include the sale of the Company, or sale or divestiture of some of its assets, such as a sale of its dermatology platform assets, but there can be no assurance that the Company will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to the Company.
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
During the pandemic, the timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 trial. The Company continues to assess any further impact of COVID-19 on the Company’s operations.
In addition, the Company currently relies on third-party suppliers to provide the raw materials that are used by the Company or its third-party manufacturers in the manufacture of its product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, that the Company uses to manufacture its product candidates. The Company also relies on third-party logistics vendors to transport its raw materials, active pharmaceutical ingredient (“API”), and drug products through its supply chain. Certain materials, including the Company’s API, have designated hazard classifications that limit available transportation modes or quantities. Third-party logistics vendors may choose to delay or defer transportation of materials with such hazard classifications from time to time, especially in light of the pandemic and related global supply chain constraints, which could adversely impact the timing or cost of the Company’s manufacturing supply chain activities or other associated development activities.
The Company continues to assess any further impact of COVID-19 on its supply chain and related vendors, and the impact of global supply chain constraints across various industries, including interruption of, or delays in receiving, supplies of raw materials, API or drug product from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems. The Company is also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on its work to build-out its new facility. The Company expects to complete the construction of its new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product, by the end of 2021. Once the build-out is completed and occupied, the Company will proceed with the related preparatory activities associated with qualifying, commissioning and validating the manufacturing equipment for use in API production.

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
Certain amounts in the Company’s consolidated balance sheet as of December 31, 2020 have been reclassified to conform with the May 25, 2021 Reverse Stock Split. The reclassified amount between common stock and additional paid-in capital was $13 as of December 31, 2020. These reclassifications had no impact on the Company’s consolidated stockholders’ equity or on the consolidated statements of operations and comprehensive loss or cash flows for the year ended December 31, 2020.
Restricted Cash
Restricted cash as of September 30, 2021 includes funds maintained in a deposit account to secure a letter of credit for the benefit of the TBC Landlord (as defined below). See Note 8—Commitments and Contingencies for further information regarding the letter of credit and the TBC Lease (as defined below).
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and nine months ended September 30, 2021 and September 30, 2020 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	September 30,
	2021	2020
Warrants to purchase common stock (Note 10)	1,274,176	1,377,727
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	392,058	199,530
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	60,000	61,000
Inducement stock options outstanding (Note 11)	1,250	9,183
Segment and Geographic Information
The Company has determined that it operates in one segment. The Company uses its proprietary nitric oxide based technology platform to generate macromolecular new chemical entities and develops product candidates to treat multiple indications. The Chief Executive Officer, who is the Company’s chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has only had limited revenue since its inception, but substantially all revenue was derived from licensing agreements with Sato Pharmaceutical Co., Ltd. (“Sato”). Substantially all of the Company’s long-lived assets are maintained in the United States.
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $680, or 92% of total revenue, and $2,174, or approximately 94% of total revenue, during the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2020, the Company generated revenue from its licensing partner in Japan of $1,100, or approximately 84% of total revenue, and $3,224, or 84% of total revenue, respectively.
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. This standard is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of this new accounting guidance, as of January 1, 2021, did not have a material impact on the Company’s condensed consolidated financial statements.
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
Sublicense of UNC and other third party intellectual property to KNOW Bio. The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from the University of North Carolina at Chapel Hill (“UNC”) under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the nine months ended September 30, 2021 and 2020.
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

Note 4: Licensing Arrangements
Sato License Agreement
Significant Terms
On January 12, 2017, the Company entered into a license agreement, and related first amendment, with Sato, relating to SB204, its drug candidate for the treatment of acne vulgaris in Japan (the “Sato Agreement”). Pursuant to the Sato Agreement, the Company granted to Sato an exclusive, royalty-bearing, non-transferable right and license under certain of the Company’s intellectual property rights, with the right to sublicense with the Company’s prior written consent, to develop, use and sell products in Japan that incorporate SB204 in certain topical dosage forms for the treatment of acne vulgaris, and to make the finished form of such products.
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
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to September 30, 2021; or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:
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
The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2020	$4,843	$16,071	$11,228

September 30, 2021	$4,494	$13,898	$9,404

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2020	$2,990	$8,238	$11,228

September 30, 2021	$2,586	$6,818	$9,404
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset).
The change in the net deferred revenue balance during the three and nine months ended September 30, 2021 was associated with (i) the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue); and (ii) the impact of foreign currency exchange rate fluctuations. As of December 31, 2020, the Company had an unconditional right to receive consideration of $4,843, based on a time-based developmental milestone payment that became due and payable as of December 31, 2020. Therefore, as of December 31, 2020, the Company presented this milestone payment in contracts and grants receivable within its condensed consolidated balance sheets. During the nine months ended September 30, 2021, the Company received payment of $4,572 related to achievement of this time-based developmental milestone, with the difference between the amount received and the balance presented as of December 31, 2020 being due to foreign currency fluctuations.
During the three and nine months ended September 30, 2021, the Company recognized $680 and $2,174, respectively, in license and collaboration revenue under this agreement. During the three and nine months ended September 30, 2020, the Company recognized $1,100 and $3,224, respectively, in license and collaboration revenue under this agreement.
During the three and nine months ended September 30, 2021, the Company recognized income of $7 and expense of $621, respectively, related to foreign currency adjustments related to the contract asset and contract receivable, presented within other income (expense), net within the accompanying condensed consolidated statements of operations and comprehensive loss.

The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of September 30, 2021 and therefore, is currently fully constrained and excluded from the transaction price.
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
In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including evaluation of potential lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, the Company concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred. The Company estimates the program timeline to be extended by 1.75 years from its previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.
In late July 2021, Sato communicated an updated plan regarding its amended design for its additional Japanese Phase 1 study for SB206. The amended study design includes evaluation of potential lower dose strengths, including potential further refinement in a subsequent dose tolerability study. As part of the communication regarding these Phase 1 studies, Sato also communicated an updated comprehensive timeline for the Japanese SB206 program. The updated timeline assumes that the 12% formulation is appropriate to proceed for development in Japan, and is to be reassessed based on the findings of the Phase 1 study.
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
The change in estimate related to the expected duration of the combined SB204 and SB206 development program timeline that occurred in July 2021 resulted in a decrease of $34 in monthly license and collaboration revenue, as compared to amounts that would have been recorded under the previous timeline.
Based on the timing of this change in estimate, beginning in the third quarter of 2021, the Company recognized a lower amount of license and collaboration revenue, as compared to the first and second quarter of 2021. Prospective periods will reflect the impact of this change in estimate that occurred in July 2021, as compared to the previous timeline, based on the current timeline and the effective difference in monthly revenue recognized under the Amended Sato Agreement.
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
Performance Obligations under the Amended Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of September 30, 2021 was $9,404. The Company expects to recognize approximately 19% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Amended Sato Agreement that are contingent upon future sales.
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
In February 2020, following the successful progression of the NIH Phase 1 Grant, the Company was awarded a Phase 2 federal grant of approximately $997 from the NIH (the “NIH Phase 2 Grant”) that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. The NIH Phase 2 Grant funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company was awarded additional funding of $126 in March 2021 and may be eligible to receive additional funding as part of the NIH Phase 2 Grant, all of which was or will be subject to availability of NIH funds and satisfactory progress of the project. Revenue recognized under the NIH Phase 1 Grant and NIH Phase 2 Grant was $57 and $119 during the three and nine months ended September 30, 2021, respectively. Revenue recognized under the NIH Phase 1 Grant and NIH Phase 2 Grant was $104 and $133 during the three and nine months ended September 30, 2020, respectively.
In September 2019, the Company received a grant from the United States Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant supports the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant supports the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $0 and $10 during the three and nine months ended September 30, 2021, respectively. Revenue recognized under this grant was $113 and $494 during the three and nine months ended September 30, 2020, respectively.
Note 6: Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, the Company entered into a royalty and milestone payments purchase agreement (the “Purchase Agreement”) with Reedy Creek Investments LLC (“Reedy Creek”), pursuant to which Reedy Creek provided funding to the Company in an initial amount of $25,000, for the Company to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, a topical gel with anti-viral properties being developed as a treatment for molluscum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis.
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
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, the Company entered into a development funding and royalties agreement (the “Funding Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), pursuant to which Ligand provided funding to the Company of $12,000, for the Company to use to pursue the development and regulatory approval of SB206, a topical gel with anti-viral properties being developed as a treatment for molluscum.
Pursuant to the Funding Agreement, the Company will pay Ligand up to $20,000 in milestone payments upon the achievement by the Company of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the API for the Company’s clinical stage product candidates, as a treatment for molluscum. In addition to the milestone payments, the Company will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of such products in the United States, Mexico or Canada.
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

For the three and nine months ended September 30, 2021, related to the SB206 developmental program, the Company recorded in research and development expense $117 and $93, respectively, related to the amortization and accretion, respectively, of the Ligand Funding Agreement amount. For the three and nine months ended September 30, 2020, the Company recorded $284 and $2,166, respectively, as contra-research and development expense related to the SB206 developmental program, related to amortization of the Ligand Funding Agreement amount.
Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	September 30, 2021	December 31, 2020
Computer equipment	$58	$67
Furniture and fixtures	23	34
Laboratory equipment	4,091	2,930
Office equipment	183	72
Leasehold improvements	7,314	562
Property and equipment, gross	11,669	3,665
Less: Accumulated depreciation and amortization	(1,480)	(1,259)
Total property and equipment, net	$10,189	$2,406
Depreciation and amortization expense was $104 and $242 for the three and nine months ended September 30, 2021, respectively, and $120 and $1,107 for the three and nine months ended September 30, 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, the Company had goods and services associated with the planning, design and build-out of its new facility of $1,789 and $17, respectively, included in accounts payable and $2,103 and $365, respectively, included in other accrued expenses in other current liabilities in the accompanying condensed consolidated financial statements.
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
Rent expense, including both short-term and variable lease components associated with the Hopson Road Facility Lease and the TBC Lease, as applicable, was $100 and $356 for the three and nine months ended September 30, 2021, respectively, and $53 and $448 for the three and nine months ended September 30, 2020, respectively.
The weighted average remaining lease term for the TBC Lease and weighted average discount rate for the TBC Lease are 10.42 years and 8.35%, respectively, as of September 30, 2021.
Future net minimum lease payments as of September 30, 2021 were as follows:

Maturity of Lease Liabilities	Operating Lease
2021	$(508)
2022	(69)
2023	493
2024	508
2025	523
2026 and beyond	3,542
Total future undiscounted lease payments	$4,489
Add: reclassification of discounted net cash inflows to other current assets	$419
Less: imputed interest	$(1,935)
Total reported lease liability	$2,973
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
Components of lease assets and liabilities as of September 30, 2021 were as follows:

As of September 30, 2021
Leases
Assets
Other current asset related to leasing arrangement, net	$419
Right-of-use lease assets	1,343
Total assets	$1,762

Liabilities
Noncurrent operating lease liabilities	$2,973
Total lease liabilities	$2,973
During the three month period ended September 30, 2021, the Company received $1,015 related to payments as part of the total TBC Landlord funded tenant improvement allowance. The effective discounted value of the remaining tenant improvement allowance payments, of the total tenant improvement allowance of $2,031 being funded by the TBC Landlord, partially offset by the expected lease payments by the Company within the next twelve months results in a net balance of $419. This net amount is presented within the condensed consolidated balance sheets as other current asset related to leasing arrangement, net as of September 30, 2021. Furthermore, this amount is also included in long-term lease liabilities within the condensed consolidated balance sheets as of September 30, 2021.

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
There have been no material contract terminations as of September 30, 2021.
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
Development Services Agreement
In July 2021, the Company entered into a development services agreement with a third-party full-scale API manufacturer for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of certain preliminary activities with this third-party API manufacturer and other preparatory activities, the Company would then proceed with the third-party API manufacturer beyond the initial stages noted above, in which case the Company expects to incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and certain quantities of its drug substance.
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
The CMPO Common Warrants have an exercise price of $3.00 per share and expire five years from the date of issuance. During the nine months ended September 30, 2021, warrant holders exercised 10,000 of the CMPO Common Warrants for total proceeds of approximately $30. From the March 3, 2020 closing date of the March 2020 public offering through September 30, 2021, warrant holders exercised a total of 1,855,917 of the CMPO Common Warrants for total proceeds of approximately $5,568. There were 252,417 of the CMPO Common Warrants outstanding as of September 30, 2021.
The CMPO UW Warrants have an exercise price of $3.75 per share and expire five years from the date of issuance. During the nine months ended September 30, 2021, warrant holders exercised 48,192 of the CMPO UW Warrants for total proceeds of approximately $181. None of the CMPO UW Warrants were exercised during 2020. There were 11,304 of the CMPO UW Warrants outstanding as of September 30, 2021.
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
During the first nine months of 2020, warrant holders exercised all of the 805,465 of the RDO Pre-Funded Warrants, and none of the RDO Pre-Funded Warrants were outstanding as of September 30, 2021. The RDO Pre-Funded Warrants had an exercise price of $0.001 per share.
The RDO PA Warrants have an exercise price of $5.375 per share and expire five years from the date of issuance. None of the RDO PA Warrants were exercised during the year ended December 31, 2020. During the nine months ended September 30, 2021, warrant holders exercised 45,209 of the RDO PA Warrants for total proceeds of approximately $243, and there were 10,605 of the RDO PA Warrants outstanding as of September 30, 2021.
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
During the nine months ended September 30, 2021, warrant holders exercised 150 of the warrants issued in the January 2018 Offering. There were no exercises of warrants issued in the January 2018 Offering during the nine months ended September 30, 2020.
The following table presents outstanding warrants to purchase the Company’s common stock for the periods indicated.

	September 30, 2021	December 31, 2020	Exercise Price Per Share

Warrants to purchase common stock issued in the January 2018 Offering	999,850	1,000,000	$46.60
Warrants to purchase common stock issued in the March 2020 Public Offering	252,417	262,417	3.00
Underwriter warrants to purchase common stock associated with the March 2020 Public Offering	11,304	59,496	3.75
Placement agent warrants to purchase common stock issued in the March 2020 Registered Direct Offering	10,605	55,814	5.375
	1,274,176	1,377,727
The weighted average exercise price per share for warrants outstanding as of September 30, 2021 and December 31, 2020 was $37.24 and $34.77, respectively.
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

During the nine months ended September 30, 2021, the Company sold 493,163 shares of its common stock at an average price of $12.84 for total proceeds of $6,334. From the inception of the July 2020 Aspire CSPA, as of September 30, 2021, the Company has sold 2,221,040 shares of its common stock at an average price of $8.10 per share, including 555,555 shares of its common stock at $9.00 which the Company agreed to sell to Aspire Capital upon execution of the July 2020 Aspire CSPA, for total proceeds of $17,995. As of September 30, 2021, the Company had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
In addition to the limitations noted above, pursuant to the underwriting agreement relating to the June 2021 Public Offering, the Company is prohibited from issuing securities, including under the July 2020 Aspire CSPA, for a period until the 60th day after the date of the underwriting agreement (other than under certain circumstances set forth in the underwriting agreement).
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of September 30, 2021 and December 31, 2020. There were 18,815,142 and 14,570,009 shares of voting common stock outstanding as of September 30, 2021 and December 31, 2020, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2021	December 31, 2020
Outstanding warrants to purchase common stock	1,274,176	1,377,727
Outstanding stock options (Note 11)	393,308	199,199
Outstanding stock appreciation rights (Note 11)	60,000	61,000
For possible future issuance under the 2016 Stock Plan (Note 11)	1,339,219	52,378
	3,066,703	1,690,304
Preferred Stock
The Company’s restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of September 30, 2021 and December 31, 2020.
Note 11: Stock-Based Compensation
2016 Stock Plan
During the nine months ended September 30, 2021, the Company continued to administer and grant awards under the 2016 Incentive Award Plan (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s outstanding and exercisable stock options remain subject to the terms of the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016.
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
As of September 30, 2021, there were a total of 60,000 SARs outstanding, 52,500 of which were exercisable.
Stock Compensation Expense
During the three and nine months ended September 30, 2021, the Company recorded stock-based compensation expense, including fair value adjustments of the Tangible Stockholder Return Plan, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock options	$298	$116	$491	$745
Stock appreciation rights	29	31	87	122
Tangible Stockholder Return Plan (Note 12)	(150)	(6)	(662)	(35)
Total	$177	$141	$(84)	$832
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$(13)	$74	$(325)	$585
General and administrative	190	67	241	247
Total	$177	$141	$(84)	$832
Stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2020	199,199	$30.71
Options granted	255,285	9.92
Options forfeited	(49,084)	28.16
Options exercised	(12,092)	4.74
Options outstanding as of September 30, 2021	393,308	$18.33	8.59	$106
As of September 30, 2021, there were a total of 393,308 stock options outstanding and there were 1,339,219 shares available for future issuance under the 2016 Plan.

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
Note 13: Related Party Transactions
Members of the Company’s board of directors held 100,497 and 110,474 shares of the Company’s common stock as of September 30, 2021 and December 31, 2020, respectively.
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
These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•We have incurred net losses since our incorporation and anticipate that we will continue to incur net losses for the foreseeable future. We will need significant additional funding to continue our operating activities and for the advancement of our product development programs, including potential commercialization efforts, beyond what is currently included in our operating forecast and related cash projection. As of September 30, 2021, we had an accumulated deficit of $270.7 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our commercialization efforts.
•Raising additional capital, including through the issuance of shares of our common stock to Aspire Capital Fund, LLC, or Aspire Capital, pursuant to the common stock purchase agreement that we entered into with Aspire Capital on July 21, 2020, or the July 2020 Aspire CSPA, may reduce the trading price of our common stock. Our equity issuances during the year ended December 31, 2020 and the nine months ended September 30, 2021, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt convertible into equity, may result in significant dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
•We currently rely on third-party suppliers to provide the raw materials and equipment that are used by us or our third-party manufacturers in the manufacture of our product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, and the equipment used to manufacture our product candidates. Any delay or disruption, especially in light of current global supply chain constraints, could adversely impact the timing or cost of our manufacturing activities or other associated development activities.
•We currently rely on third-party logistics vendors to transport our raw materials, API, and drug products through our supply chain. Certain materials, including our API, have designated hazard classifications that limit available transportation modes or quantities. Third-party logistics vendors may choose to delay or defer transportation of materials from time to time, which could adversely impact the timing or cost of our manufacturing activities or other associated development activities.
•We currently rely on third-party suppliers and the usage of third-party vendors to supply goods, materials and equipment in connection with our business, including in connection with the build-out of our new facility that we began to occupy earlier in 2021. We expect to complete the build-out of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product, by the end of 2021. We continue to assess global supply chain constraints, including any further impact of the COVID-19 pandemic, on our related suppliers and vendors. Any further delay or disruption could adversely impact the timing for completing the build-out of our new facility, which would cause us to rely solely on other third parties for any small-scale manufacturing or other research and development and cGMP activities.
•If we are unable to establish sales, marketing and distribution capabilities for our product candidates or any future product candidate that receives regulatory approval, either through a commercial partner or internally, we may not be successful in commercializing and generating potential revenues from those product candidates, if approved.
•We rely on third parties to conduct some of our preclinical studies, clinical trials, stability and analytical testing, and regulatory activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, or are adversely impacted by the COVID-19 pandemic, we may be unable to obtain regulatory approval for or commercialize any of our product candidates as planned or at all.
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
•We may expend our limited resources to pursue one or more product candidates or indications within our product development strategy, which may change over time, and fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
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
Overview
We are a pre-commercial nitric oxide-based pharmaceutical company focused on dermatology and anti-infective therapies. Our vision is to create the world’s leader in nitric oxide-based science, technology, and clinical translation in support of delivering safe and efficacious therapies using our proprietary nitric oxide-based technology platform, NITRICIL™ to generate macromolecular NCEs.
Our proprietary technology platform leverages nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal and immunomodulatory mechanisms of action to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates.
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
We have advanced strategic development programs in the field of dermatology, while also further expanding the platform into infectious diseases, men’s and women’s health, and various other medical conditions with significant unmet needs. This decision was based on the connection between the multi-factorial pathologies of diseases in these areas and the demonstrable anti-microbial, anti-viral and anti-inflammatory properties of Novan’s nitric oxide technology.
We have clinical-stage dermatology and anti-infective drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208) and anti-inflammatory (SB414) mechanisms of action. We have also introduced a possible anti-viral product candidate for treatment of external genital warts (SB207). We have or are currently conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) SARS-CoV-2, the virus that causes COVID-19 (SB019); (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100); (iii) cervical intraepithelial neoplasia caused by high-risk human papilloma virus in the men’s and women’s health field (WH504 and WH602); and (iv) inflammatory disorders.
We are currently focusing our efforts and resources on our priority development pipeline candidates, which include (i) progressing our lead program, SB206, as a treatment for molluscum contagiosum, or molluscum, including preparing for and seeking U.S. regulatory approval, and implementing prelaunch strategy and U.S. commercial preparation; (ii) advancing our late-stage product candidate, SB204, for the treatment of acne vulgaris, or acne, within the U.S., as our second lead program toward a registrational Phase 3 study, based on two prior Phase 3 trials; and (iii) progressing our SB019 development program into a Phase 1 trial for a potential intranasal prophylaxis or therapeutic for mild-to-moderate COVID-19 infection.

Business Updates
During 2021, our primary programmatic focus has been on our molluscum product candidate, SB206, and we intend to continue to focus our near term development efforts on this program. Following the positive top-line results from the B-SIMPLE4 trial announced on June 11, 2021 and the comprehensive B-SIMPLE4 safety data announced on September 23, 2021, we are targeting a potential NDA submission of SB206 for molluscum during the third quarter of 2022.
Thus, we are preparing for regulatory submission and potential approval of SB206 as a treatment for molluscum. The timing of the targeted NDA submission is dependent upon: (i) completion of the B-SIMPLE 4 clinical study report; (ii) completion of our new manufacturing facility to have the infrastructure and capability necessary to produce cGMP API registration batches; (iii) continued technical transfer activities to our drug product contract manufacturing organization, or CMO, and preparing the necessary registration batches of drug product; (iv) preparatory activities and data accumulation related to the NDA submission including conducting customary drug substance and drug product stability protocols; and (v) regulatory and quality documentation compilation related to our preclinical, clinical and chemistry, manufacturing and control, or CMC, data related to the B-SIMPLE trials, and our drug manufacturing and related processes.
We have also selected Syneos Health, a fully integrated biopharmaceutical solutions organization, as our commercial solutions provider for SB206 as a treatment for molluscum. Our relationship with Syneos Health will focus on implementing the SB206 prelaunch strategy and commercial preparation, followed by commercial sales of SB206, if approved by the FDA.
In September 2021, we also announced our updated strategic priorities and outlined potential key milestones. In addition to the regulatory progression of SB206, including implementing prelaunch strategy and commercial preparation, we also announced our intention to progress (a) SB204, a topical monotherapy for the treatment of acne, by (i) preparing for a pivotal Phase 3 study during 2022; (ii) targeting the conduct of a potential pivotal Phase 3 trial in 2023; and (iii) targeting a potential NDA submission of SB204 for acne in 2024; and (b) SB019, as a potential intranasal treatment option for COVID-19, by (i) initiating a Phase 1 study in healthy volunteers targeted for the first half of 2022; (ii) targeting the conduct of a potential Phase 2/3 study(s) in 2023; and (iii) targeting a potential NDA submission of SB019 for COVID-19 in 2024. The progression of the SB019 program, subsequent to the execution of a Phase 1 study, and the progression of the SB204 program, including the execution of the potentially registrational SB204 Phase 3 trial, is subject to obtaining additional financing or strategic partnering.
Further advancement of our molluscum program beyond the potential NDA submission of SB206, or advancement of any other early-stage or late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) equity or debt financings, including through sales under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Our equity issuances during the year ended December 31, 2020, and the nine months ended September 30, 2021, have resulted in significant dilution to our existing stockholders. Any issuance of equity, or debt convertible into equity, would result in further significant dilution to our existing stockholders.
Working Capital and Additional Capital Needs
As of September 30, 2021, we had a total cash and cash equivalents balance of $60.0 million and positive working capital of $48.8 million. As of September 30, 2021, we had $12.0 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA.
We believe that our existing cash and cash equivalents balance as of September 30, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the fourth quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the completion of the B-SIMPLE4 Phase 3 trial, including final data accumulation and reporting in addition to other supporting activities; (ii) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum; (iii) costs associated with the completion of the build-out of our new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iv) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; (v) developmental and regulatory activities for our SB019 program (Coronaviridae (COVID-19)), including a Phase 1 study, targeted for initiation in 2022; (vi) preparatory activities for a potential Phase 3 trial, targeted for initiation in 2023, related to SB204 as a treatment for acne; and (vii) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs, including executing the potentially registrational Phase 3 trial of SB204 for acne; (b) progression of the SB019 program subsequent to execution of a Phase 1 study; (c) operating costs that could occur between a potential NDA submission for SB206 through NDA approval, specifically including marketing and commercialization efforts to achieve potential launch of SB206; and (d) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
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
We have continued to closely monitor and rapidly respond to the ongoing impact of the COVID-19 pandemic on our employees, our community and our business operations. We have worked to continue our critical business functions, including continued operation of our development efforts, and we have adopted a series of precautionary measures and will continue to do so as the circumstances warrant, including increased sanitization of our facilities, use of personal protective equipment, as appropriate, and physical distancing practices to help protect our employees’ health and safety as they continue to advance important research related to our product candidates.
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of our B-SIMPLE4 Phase 3 trial. Therefore, we continue to assess any potential further impact of COVID-19 on our operations.
Despite disruptions to our business operations and the business operations of third parties on which we rely, the COVID-19 pandemic has not significantly impacted our operating results and financial condition to date. Although it is not possible at this time to estimate the entirety of the impact that the COVID-19 pandemic has had or will have on our business, operations and employees, our CMOs, our contract research organizations, or CROs, our partners, our collaborators in clinical research, and our contractors, suppliers and vendors supporting our ongoing facility build-out and cGMP manufacturing capability project, any continued spread of COVID-19 and its variants, measures taken by governments, actions taken to protect employees from the pandemic, and the broad impact of the pandemic on all business activities and financial markets may materially and adversely affect our business, results of operations and financial condition and stock price. Please refer to “Results of Operations” for further discussion of these items. Due to numerous uncertainties surrounding the COVID-19 pandemic, we are unable to predict the nature and extent of the future impacts that the pandemic will have on our financial condition and operating results. These uncertainties include, among other things, the ultimate severity and duration of the pandemic, including the efficacy or availability of a treatment or vaccine for COVID-19 and its variants; governmental, business or other actions that have been, or will be, taken in response to the pandemic, including continued restrictions on travel and mobility, business closures and operating restrictions and imposition of social distancing measures; impacts of the pandemic on the conduct of our previous or potential future clinical trials, including with respect to availability of investigators and clinical trial sites, patients’ ability to complete the necessary visits and clinical trial site operations, and monitoring of clinical trial data; impacts of the pandemic on regulatory authorities; and impacts of the pandemic on the United States and global economies more broadly. For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, our financial condition or our results of operations, see the “Risk Factors” section in our Annual Report.

Supply Chain
We currently rely on third-party suppliers to provide the raw materials that are used by us or our third-party manufacturers in the manufacture of our product candidates. There are a limited number of suppliers for raw materials, including nitric oxide, that we use to manufacture our product candidates. We also rely on third-party logistics vendors to transport our raw materials, API, and drug products through our supply chain. Certain materials, including our API, have designated hazard classifications that limit available transportation modes or quantities. Third-party logistics vendors may choose to delay or defer transportation of materials from time to time, especially in light of the pandemic and related global supply chain constraints, which could adversely impact the timing or cost of our manufacturing supply chain activities or other associated development activities.

We continue to assess any further impact of COVID-19 on our supply chain and related vendors and global supply chain constraints across various industries, including interruption of, or delays in receiving, supplies of raw materials, API or drug product from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems. We are also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on our work to build-out our new facility. We expect to complete the construction of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product, by the end of 2021. Once the build-out is completed and occupied, we will proceed with the related preparatory activities associated with qualifying, commissioning and validating the manufacturing equipment for use in API production.
Priority Development Pipeline
SB206, a Topical Anti-viral Treatment for Molluscum Contagiosum (a Viral Skin Infection)
We are developing SB206 as a topical gel with anti-viral properties for the treatment of viral skin infections, with a current focus on molluscum contagiosum. Molluscum is a contagious skin infection caused by the molluscipoxvirus that affects up to six million people in the United States annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients in the United States that receive treatment are treated with painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.
As discussed below, the 12% dose of berdazimer sodium, our drug substance (NVN1000), being used in the development of SB206 for molluscum is comprised of 10.3% berdazimer. We refer to 12% berdazimer sodium, or 10.3% berdazimer, interchangeably.
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

We initiated the B-SIMPLE4 trial in August 2020, the first patient was enrolled and dosed in September 2020, the trial completed patient enrollment during the first quarter of 2021 and the final patient completed their last Week-12 visit in late April 2021. We announced positive top-line efficacy and safety results on June 11, 2021. In the B-SIMPLE4 trial, 32.4% of patients experienced total clearance at Week 12 and 43.5% experienced total clearance or one remaining lesion at Week 12. B-SIMPLE4 achieved statistical significance for the primary endpoint with a p-value less than 0.0001. B-SIMPLE4 also achieved statistical significance for all secondary endpoints. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning there is less than five percent likelihood that the observed results occurred by chance. We announced the B-SIMPLE4 trial’s last patient visit in late July 2021 and the final safety profile through Week 24 was released in the third quarter of 2021. The comprehensive safety data readout demonstrated a favorable safety profile, consistent with previous studies and met our expectations. Based on these data, we believe that SB206, if approved, can provide a powerful treatment option for children and adults with molluscum. We are targeting submitting a potential NDA submission of SB206 for molluscum during the third quarter of 2022 and are preparing for regulatory submission and potential approval of SB206 as a treatment for molluscum.
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
In April 2020, Sato informed us of its intention to progress the SB206 development program in Japan with a Phase 1 clinical trial given the observed treatment benefit and favorable safety profile in the B-SIMPLE program. In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including evaluation of potential lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. In the fourth quarter of 2020 we concluded that a prospective delay in Sato’s overall SB206 development plan had occurred and we estimated the program timeline to be extended by 1.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.
In late July 2021, Sato communicated an updated plan regarding its amended design for its additional Japanese Phase 1 study for SB206. The amended study design includes evaluation of potential lower dose strengths, including potential further refinement in a subsequent dose tolerability study. As part of the communication regarding these Phase 1 studies, Sato also communicated an updated comprehensive timeline for the Japanese SB206 program. The updated timeline assumes that the 12% formulation is appropriate to proceed for development in Japan, and is to be reassessed based on the findings of the Phase 1 study.
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
SB204, for the Treatment of Acne Vulgaris
SB204 is a product candidate designed as a once-daily, topical monotherapy for the treatment of acne vulgaris, a multi-factorial disease with multiple aspects of the disease pathology (anti-inflammatory and anti-bacterial). Acne vulgaris is the most common skin condition in the United States. The disease ranges in severity from mild to severe cystic acne and causes both physical and psychological effects, including permanent scarring, anxiety, depression and poor self-esteem. Acne is a multi-factorial disease with several mechanistic contributors to the disease pathology, often requiring treatments that address more than one of the major causes of acne pathogenesis. Localized nitric oxide delivery may provide anti-inflammatory and anti-bacterial mechanisms of action from a single active ingredient.
We believe that acne continues to be characterized as an unmet medical need due to the difficulty of balancing efficacy, systemic safety and cutaneous tolerability, as well as the growing concerns with anti-bacterial resistance with existing therapies. In our SB204 clinical development program, topical application of SB204 has been well-tolerated with no significant safety concerns identified. In maximal-use pharmacokinetic trials that we have conducted in adult and pediatric patients with acne vulgaris, we observed no detectable systemic exposure from SB204 following its topical application.

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
We have had several interactions with the FDA since mid-2017 regarding SB204 and the acne indication. In September 2017, we conducted a guidance meeting with the FDA to obtain clinical and regulatory guidance by reviewing the previously completed parallel Phase 3 pivotal trials in patients with moderate-to-severe acne. The FDA’s specific feedback noted that there were no additional safety requirements and that one additional pivotal trial, in moderate-to-severe acne, would be required for submission of an NDA. In the third quarter of 2018, the FDA provided feedback on two potential paths forward for the acne indication, confirming the need for one additional pivotal trial for moderate-to-severe acne patients prior to an NDA submission.
Based on the recent positive pivotal Phase 3 results in the SB206 molluscum development program, we believe we can optimize the trial design of a pivotal Phase 3 study for SB204 that has the potential to serve as a second pivotal trial to support an NDA submission. As such, we plan to prepare for a pivotal Phase 3 study during 2022; target the conduct of a potential pivotal Phase 3 trial in 2023, subject to obtaining additional financing or strategic partnering; and target a potential NDA submission of SB204 for acne in 2024.
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

In June 2021, we announced positive results from two separate studies that independently demonstrated the ability of berdazimer sodium to prevent progression of infection into the lungs after transmission, significantly limiting severity of disease in this model. The intranasal treatment was well-tolerated during these studies, and no treatment-related adverse effects were observed.

In November 2021, we announced favorable results of a Good Laboratory Practices, or GLP, 14-day repeat dose intranasal study. The preclinical safety data indicated that intranasal administration of SB019 formulation is well tolerated and safe. The GLP study evaluated repeated dosing with the SB019 product candidate (i.e., 5 times daily) for a period of 14 days and concluded with a 7-day recovery period without drug exposure. There were no treatment-related adverse events up to the highest dose tested of 14 mg/day berdazimer sodium, and the SB019 formulation was concluded to be well-tolerated under the conditions of this study.

Based on the positive preclinical and clinical data demonstrating anti-viral effect of berdazimer sodium against multiple viruses, as well as the public health need to reduce breakthrough infections and transmission, we plan to advance our SB019 product candidate. Pre-investigational new drug, or IND, application activities are underway with a target of an IND submission no later than Q2 2022. Subject to regulatory guidance, our targeted timeline includes (i) initiating a Phase 1 study in healthy volunteers in the first half of 2022; (ii) conducting a potential Phase 2/3 study(s) in 2023, subject to obtaining additional financing or strategic partnering; and (iii) a potential NDA submission of SB019 for COVID-19 in 2024.
Pipeline Expansion Opportunities
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

Psoriasis
We initiated clinical development of SB414, our first use of our nitric oxide platform in the field of immunology by dosing the first patient in October 2017 in a Phase 1b clinical trial to evaluate SB414 as a cream for the treatment of psoriasis. In the Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks. SB414 at the 6% dose did not result in any serious adverse events, but SB414 at the 6% dose was not consistently effective in reducing biomarkers across the trial. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. Additionally, SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours. Based on the results of the Phase 1b trial in psoriasis, we could potentially explore the use of lower doses of SB414 in psoriasis, subject to obtaining additional financing or strategic partnering.
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
Companion Animal Health
We have initiated exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health. On June 7, 2021, we announced positive proof-of-concept in vitro results and informative in vivo results with NVN4100. This program is currently on hold, pending the engagement of potential collaborators or strategic partners to progress this asset, including the conduct of additional studies and formulation work.
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
Through January 2021, we remained engaged in technical transfer efforts with this third-party API manufacturer. However, in February 2021, based on progress to date, including timing considerations relating to top-line results for the B-SIMPLE4 Phase 3 trial, we terminated our existing work orders related to technical transfer activities with this third-party API manufacturer. The master services agreement remains in place with this third-party API manufacturer for potential longer term needs.
We recently entered into development services agreements with third-party full-scale API manufacturers for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of such preliminary activities with a third-party API manufacturer and other preparatory activities, we would then proceed with a third-party API manufacturer beyond the initial stages noted above, in which case we would expect to incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and ultimately, potential large-scale commercial quantities of our drug substance.
Internal Capability
We manufactured the API necessary for the B-SIMPLE4 Phase 3 trial using internal manufacturing capabilities at our former facility. In addition, we currently have an inventory of API that allows us to continue certain preclinical and/or developmental activities.
With the B-SIMPLE4 Phase 3 trial positive top-line efficacy results, we are targeting a potential NDA submission of SB206 for molluscum in the third quarter of 2022. In order to ensure that we have the API necessary to enable the SB206 NDA submission on our targeted timeline, we are preparing our new facility to have the infrastructure necessary to produce cGMP API registration batches, among other manufacturing capabilities. We are in the process of building out our new facility, which we expect to complete by the end of 2021, to support various research and development and cGMP activities, including the production of cGMP API registration batches necessary to support the SB206 NDA submission as well as other small-scale manufacturing capabilities for API and drug product. Once the build-out is completed and occupied, we will proceed with the related preparatory activities associated with qualifying, commissioning and validating the manufacturing equipment for use in API production.
The anticipated additional manufacturing capabilities include the ability to act as a supportive, or potentially primary, component of, or as a back up to, elements of a potential future commercial supply chain, and the ability to produce limited quantities of clinical trial materials. We believe the new facility, once completed, will have the capability to support our planned potential NDA submission for SB206 and potential commercial launch quantities of API for SB206. The timing of our efforts to submit an NDA and to have a third-party full-scale API manufacturer ready for production are expected to inform our future decisions on the expected duration and utilization level of the capabilities of our new facility.
We expect to continue to work toward completion of technical transfer activities with a third-party full-scale API manufacturer to provide the API needed for long-term commercial supply of drug substance, if any of our product candidates are approved. We believe this strategy of increasing utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services can ultimately provide enhanced capabilities and operating efficiencies for us or any of our potential partnerships, collaborations, licensing or other strategic relationships. At the same time, we are attempting to balance the need to have internal capabilities to allow flexibility for the progression of our product development programs on our targeted timelines.
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
Based on the results of the B-SIMPLE1 and B-SIMPLE2 clinical trials in January 2020, during the first quarter of 2020, at our request, Orion reduced certain near-term activities and extended certain timelines in an effort to reduce our near-term cash utilization at that time. We resumed technical transfer efforts with Orion during the third quarter of 2020. We will continue to work toward completion of technical transfer and manufacturing activities to provide the necessary regulatory registration batches of drug product for our planned NDA submission of SB206 for molluscum, and if any of our product candidates are approved, commercial supply of drug product.
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
Corporate Updates
Commercial Solutions Provider
In September 2021, we announced that we engaged Syneos Health, a fully integrated biopharmaceutical solutions organization, as our commercial solutions provider for SB206 as a treatment for molluscum. This relationship with Syneos Health, structured as a fee-for-service arrangement, will focus on implementing the SB206 prelaunch strategy and commercial preparation, followed by commercial sales of SB206, if approved by the FDA.
Chief Medical Officer
On August 24, 2021, Tomoko Maeda-Chubachi, MD, PhD, MBA was appointed as our Chief Medical Officer after previously serving as our Senior Vice President, Medical since March of 2021 and our Vice President, Medical Dermatology since joining us in September of 2017.

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

We have never generated revenue from product sales and have incurred net losses in each year since our incorporation. As of September 30, 2021, we had an accumulated deficit of $270.7 million, and we incurred net losses of $6.5 million and $21.5 million during the three and nine months ended September 30, 2021, respectively, and $8.4 million and $22.7 million during the three and nine months ended September 30, 2020, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
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
In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including evaluation of potential lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, we concluded that a prospective delay in Sato’s overall SB206 development plan had occurred. We estimated the program timeline to be extended by 1.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.
In late July 2021, Sato communicated an updated plan regarding its amended design for its additional Japanese Phase 1 study for SB206. The amended study design includes evaluation of potential lower dose strengths, including potential further refinement in a subsequent dose tolerability study. As part of the communication regarding these Phase 1 studies, Sato also communicated an updated comprehensive timeline for the Japanese SB206 program. The updated timeline assumes that the 12% formulation is appropriate to proceed for development in Japan, and is to be reassessed based on the findings of the Phase 1 study.
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
From our incorporation through September 30, 2021, we have incurred approximately $197.8 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. This amount is net of $10.3 million of aggregate contra-research and development expense representing amortization of the liability related to the $12.0 million of funding received from Ligand Pharmaceuticals Incorporated, or Ligand, to pursue the development and regulatory approval of SB206. For the three and nine months ended September 30, 2021, we recognized accretion, or a decrease in contra-research and development expense of $0.1 million and amortization, or an increase in contra-research and development expense of $0.1 million, respectively. For the three and nine months ended September 30, 2020, we recognized amortization of $0.3 million and $2.2 million, respectively. For a description of the methodology and assumptions used to recognize the ratable amortization of this liability, as well as other information about the development funding and royalties agreement, or the Funding Agreement, with Ligand, please see “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
For the nine months ended September 30, 2021 and 2020, our total research and development expense was $15.9 million and $13.5 million, respectively. During the first nine months of 2021, our major clinical development activities were primarily associated with the continued conduct of our current SB206 Phase 3 clinical program. The total external clinical program expense related to the SB206 program was $8.3 million and $4.3 million for the nine months ended September 30, 2021 and 2020, respectively.
In addition, other research and development expenses were $7.6 million and $9.0 million for the nine months ended September 30, 2021 and 2020, respectively. Other research and development expenses include: (i) all preclinical program and development costs, including WH504, WH602 and SB019; (ii) manufacturing capability and campaign costs; (iii) external costs to establish drug substance and drug product manufacturing capabilities at third-party CMOs; (iv) facility and infrastructure costs; and (v) costs related to all research and development salaries and related personnel costs.
Our plan and timelines for further clinical development of SB206 have been and may be further impacted by the COVID-19 pandemic. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on: (i) costs through the completion of the B-SIMPLE4 Phase 3 trial, including final data accumulation and reporting in addition to other supporting activities; (ii) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum; (iii) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; (iv) developmental and regulatory activities for our SB019 program (Coronaviridae (COVID-19)), including a Phase 1 study, targeted for initiation in 2022; and (v) preparatory activities for a potential Phase 3 trial, targeted for initiation in 2023, related to SB204 as a treatment for acne.

We also expect to incur substantial costs in 2021 associated with our research and development personnel, and certain manufacturing capability costs related to the infrastructure build-out necessary to support small-scale drug substance and drug product manufacturing operations at our new corporate headquarters, including capital costs subject to depreciation and various ongoing operating costs. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential SB206 commercialization strategies developed in conjunction with Syneos Health, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
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
General and Administrative Expenses
Our general and administrative expenses consist primarily of salaries and related costs, including stock-based compensation expenses for personnel in our executive, finance, corporate development and other administrative functions. Other general and administrative expenses include market research costs, prelaunch strategy costs, including medical affairs, and commercial preparation activities for SB206, allocated depreciation and facility-related costs, legal costs of pursuing patent protection of our intellectual property, insurance coverage and professional services fees for auditing, tax, general legal, business development, litigation defense and other corporate and administrative services.
We expect to continue to incur substantial general and administrative expenses in 2021 in support of our prelaunch strategy and commercial preparation activities for SB206. We may decide to revise our plans or the related timing associated with our prelaunch strategy and commercial preparation activities for SB206, depending on information we learn through our regulatory submission process and potential SB206 commercialization strategies developed in conjunction with Syneos Health.
We also expect to continue to incur substantial general and administrative expenses in 2021 in support of our operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities.
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
Loss on facility asset group disposition
In conjunction with the lease termination transaction executed in July 2020, as described above, all assets and liabilities within the related facility asset group were disposed of on July 16, 2020. As of the disposition date, the net aggregate carrying value of the assets and liabilities was written off, combined with certain other direct costs incurred in connection with the lease termination transaction, which resulted in a loss on disposition.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) foreign currency adjustments related to the contract asset and contract receivables related to the Amended Sato Agreement; (ii) gain on extinguishment of debt related to the forgiveness of our PPP loan; (iii) interest income earned on cash and cash equivalents; and (iv) other miscellaneous income and expenses.
Results of Operations
Comparison of Three Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$680	$1,100	$(420)	(38)%
Government research contracts and grants revenue	57	217	(160)	(74)%
Total revenue	737	1,317	(580)	(44)%
Operating expenses:
Research and development	4,251	4,836	(585)	(12)%
General and administrative	2,969	3,108	(139)	(4)%
Loss on facility asset group disposition	—	1,772	(1,772)	(100)%
Total operating expenses	7,220	9,716	(2,496)	(26)%
Operating loss	(6,483)	(8,399)	1,916	(23)%
Other income (expense), net:
Interest income	4	2	2	100%
Other income (expense)	(5)	(8)	3	(38)%
Total other income (expense), net	(1)	(6)	5	(83)%
Net loss and comprehensive loss	$(6,484)	$(8,405)	$1,921	(23)%
Revenue
License and collaboration revenue of $0.7 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue totaled $0.1 million and $0.2 million for the three months ended September 30, 2021 and 2020, respectively. For the three months ended September 30, 2021 and 2020, we recognized no and $0.1 million of revenue, respectively, related to the grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program and $0.1 million and $0.1 million related to the grant we received in February 2020 from the NIH.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Research and development expenses
Research and development expenses were $4.3 million for the three months ended September 30, 2021, compared to $4.8 million for the three months ended September 30, 2020. The net decrease of $0.6 million, or 12%, was primarily related to a $1.1 million net decrease in the SB206 program; partially offset by a $0.5 million increase in other research and development expenses.
In the SB206 program, we experienced (i) a $1.8 million decrease in gross costs incurred due primarily to the completion and wind down of the B-SIMPLE4 Phase 3 trial during the third quarter of 2021, compared to relatively higher costs for B-

SIMPLE4 Phase 3 trial start-up activities and certain B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trial wind down activities conducted during the comparative period in 2020, (ii) a $0.5 million increase in regulatory consulting services, stability and other analytical testing services, and chemistry, manufacturing and controls consulting services and materials in support of our planned SB206 NDA submission and (iii) a $0.2 million decrease in contra-research and development expense from the ratable amortization of the Funding Agreement with Ligand liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum.
The $0.5 million increase in other research and development expenses was primarily due to (i) an increase of $0.5 million related to costs incurred during the third quarter of 2021 related to our in vitro and in vivo studies to evaluate our SB019 product candidate as an intranasal treatment option for COVID-19, (ii) a $0.1 million net increase in external drug manufacturing technology transfer projects ongoing with our contract manufacturing partners, (iii) a $0.1 million net increase in rent expenses as we transitioned into our new facility in Durham, North Carolina, and (iv) a $0.3 million net increase in other facility preparation and operating service costs; partially offset by (i) a $0.2 million decrease in research and development personnel costs, (ii) a $0.2 million decrease in our preclinical, grant-funded WH602 and WH604 programs, and (iii) $0.1 million of discrete facility decommissioning costs incurred in the third quarter of 2020 associated with our former Morrisville, North Carolina facility.
The $0.2 million net decrease in research and development personnel costs was primarily due to (i) a $0.1 million net decrease in recurring salary, cash bonus and benefits costs due to changes in the composition of our research and development personnel between the two comparative periods and (ii) the decrease in non-cash compensation expense related to the change in the fair value of our Tangible Stockholder Return Plan, or our Performance Plan, liability, which is a long-term incentive plan that expires on March 1, 2022.
General and administrative expenses
General and administrative expenses were $3.0 million for the three months ended September 30, 2021, compared to $3.1 million for the three months ended September 30, 2020. The net $0.1 million decrease in general and administrative expenses for the three months ended September 30, 2021 was primarily due to (i) a $0.3 million increase in insurance premium expenses associated with our directors’ and officers’ liability policies, (ii) a $0.2 million net increase in general and administrative personnel and related costs, (iii) a $0.3 million increase in SB206 prelaunch strategy and commercial preparation costs, and (iv) a $0.1 million increase in intellectual property and related legal costs; partially offset by a $0.8 million non-cash expense recognized in the third quarter of 2020 related to the issuance of commitment shares in consideration for entering into the July 2020 Aspire CSPA.
The $0.2 million net increase in general and administrative personnel and related costs is primarily due to (i) a $0.1 million increase in recurring salary and benefits costs, and (ii) a $0.1 million net increase in non-cash stock-based incentive compensation expense.
Loss on facility asset group disposition
For the three months ended September 30, 2020 we reported a $1.8 million loss on facility group disposition, in conjunction with a lease termination transaction executed in July 2020, as described above. All assets and liabilities within the related facility asset group were disposed of on July 16, 2020. As of the disposition date, the net aggregate carrying value of the assets and liabilities was written off, combined with certain other direct costs incurred in connection with the lease termination transaction.

Comparison of Nine Months Ended September 30, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$2,174	$3,224	$(1,050)	(33)%
Government research contracts and grants revenue	129	627	(498)	(79)%
Total revenue	2,303	3,851	(1,548)	(40)%
Operating expenses:
Research and development	15,926	13,513	2,413	18%
General and administrative	8,086	8,847	(761)	(9)%
Impairment loss on long-lived assets	114	2,421	(2,307)	(95)%
Loss on facility asset group disposition	—	1,772	(1,772)	(100)%
Total operating expenses	24,126	26,553	(2,427)	(9)%
Operating loss	(21,823)	(22,702)	879	(4)%
Other income (expense), net:
Interest income	10	47	(37)	(79)%
Gain on debt extinguishment	956	—	956	100%
Other (expense) income	(602)	(3)	(599)	*
Total other income (expense), net	364	44	320	*
Net loss	$(21,459)	$(22,658)	$1,199	(5)%
* Not meaningful
Revenue
License and collaboration revenue of $2.2 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement.
Government research contracts and grants revenue totaled $0.1 million and $0.6 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, we recognized no and $0.5 million of revenue, respectively, related to the grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program and $0.1 million and $0.1 million, respectively, related to the grant we received in February 2020 from the NIH.
For additional information regarding our accounting for revenue-generating contracts and agreements, see “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements.
Research and development expenses
Research and development expenses were $15.9 million for the nine months ended September 30, 2021, compared to $13.5 million for the nine months ended September 30, 2020. The net increase of $2.4 million, or 18%, was primarily related to a $4.1 million net increase in the SB206 program; partially offset by (i) a $1.4 million decrease in other research and development expenses, and (ii) a $0.3 million decrease in our SB414 program.

In the SB206 program, we experienced (i) a $0.8 million increase in gross costs incurred primarily due to the conduct and completion of the B-SIMPLE4 Phase 3 trial during the first nine months of 2021, compared to the relatively lower cost of B-SIMPLE4 Phase 3 trial start-up activities and B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trial wind down activities during the comparative period in 2020, (ii) a $1.0 million increase in regulatory consulting services, stability and other analytical testing services, and chemistry, manufacturing and controls consulting services and materials in support of our planned SB206 NDA submission, and (iii) a $2.3 million decrease in contra-research and development expense from the ratable amortization of the Ligand Funding Agreement liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum. The SB206 clinical development activities conducted during the comparative period in 2020, including but not limited to the B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trials, were eligible for Ligand contribution and associated amortized contra-research and development expense recognition, but the B-SIMPLE 4 Phase 3 trial conducted during the current period in 2021 was not eligible for Ligand contributions and therefore no contra-research and development expense was recognized against the gross B-SIMPLE 4 trial costs. During the nine months ended September 30, 2021, we recorded a $0.1 million reduction to contra-research and development expense related to the Ligand SB206 developmental program, related to accretion of the Funding Agreement with Ligand liability, based on our reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval. Further information regarding our reassessment of the SB206 program is described in “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements.
The $1.4 million decrease in other research and development expenses was primarily driven by (i) a $1.6 million net decrease in research and development personnel costs, (ii) a $0.8 million net decrease in rent and depreciation expense following the reduction of our real estate footprint due to the exit and the lease termination of our former Morrisville, North Carolina facility completed in the third quarter of 2020, (iii) $0.3 million of discrete facility decommissioning costs incurred in the second and third quarters of 2020 associated with our former Morrisville, North Carolina facility, and (iv) a $0.6 million decrease in our preclinical, grant-funded WH602 and WH604 programs; partially offset by (i) $1.0 million costs incurred during the first nine months of 2021 related to our in vitro and in vivo studies to evaluate our SB2019 product candidate as an intranasal treatment option for COVID-19, (ii) a $0.5 million net increase in external drug manufacturing technology transfer projects ongoing with our contract manufacturing partners, (iii) a $0.3 million net increase in other facility preparation and operating service costs, and (iv) $0.1 million costs incurred during the first nine months of 2021 associated with exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health.
The $1.6 million net decrease in research and development personnel costs is primarily due to (i) a $0.5 million decrease in non-cash compensation expense related to the change in the fair value of our Tangible Stockholder Return Plan, (ii) a $0.4 million decrease in non-cash compensation expense associated with stock option compensation, (iii) a $0.4 million decrease in discrete severance charges and retention incentive compensation associated with business realignment and personnel reduction actions taken during the first quarter of 2020, and (iv) a $0.3 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods.
General and administrative expenses
General and administrative expenses were $8.1 million for the nine months ended September 30, 2021, compared to $8.8 million for the nine months ended September 30, 2020. The decrease of approximately $0.8 million, or 9%, was primarily due to $1.7 million of aggregate non-cash expense recognized during the nine months ended September 30, 2020 related to the issuance of commitment shares in consideration for entering into the June 2020 Aspire CSPA and July 2020 Aspire CSPA. In addition we experienced (i) a $0.9 million increase in insurance premium expenses associated with our directors’ and officers’ liability policies, (ii) a $0.2 million net increase in general and administrative personnel and related costs, and (iii) a $0.3 million increase in SB206 prelaunch strategy and commercial preparation costs; partially offset by a $0.3 million decrease in rent and depreciation expense following the reduction of our real estate footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020.
The $0.2 million net increase in general and administrative personnel and related costs includes (i) a $0.3 million increase in cash-based compensation expenses related, in part, to a success bonus paid to all employees following the announcement of the positive top-line results of our B-SIMPLE 4 study, (ii) a $0.1 million decrease in non-cash compensation expenses related to the change in the fair value of our Performance Plan liability, which was offset by a $0.1 million increase in non-cash compensation expense associated with stock option compensation, and (iii) a $0.1 million decrease in recurring salary and benefits costs.

Impairment loss on long-lived assets
As of June 29, 2020, we evaluated all of our long-lived assets for potential held for sale classification, and assessed our remaining long-lived assets classified as held and used for potential impairment pursuant to our accounting policies. Our evaluation resulted in a $2.4 million non-cash impairment loss on long-lived assets for the nine months ended September 30, 2020.
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in the accompanying condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the second quarter of 2021, we recognized a $0.1 million non-cash impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Loss on facility asset group disposition
For the nine months ended September 30, 2020 we reported a $1.8 million loss on facility group disposition, in conjunction with a lease termination transaction executed in July 2020, as described above. All assets and liabilities within the related facility asset group were disposed of on July 16, 2020. As of the disposition date, the net aggregate carrying value of the assets and liabilities was written off, combined with certain other direct costs incurred in connection with the lease termination transaction.
Other income (expense), net
Other income (expense), net was $0.4 million income for the nine months ended September 30, 2021, and was negligible for the nine months ended September 30, 2020. During the second quarter of 2021, we experienced a $1.0 million gain on debt extinguishment related to the forgiveness of our PPP loan in June 2021. This gain was partially offset by $0.6 million of other expense related to the impact of foreign currency exchange rate fluctuations for certain time-based milestones related to the Amended Sato Agreement.
Liquidity and Capital Resources
As of September 30, 2021, we had an accumulated deficit of $270.7 million. We incurred net losses of $6.5 million and $21.5 million during the three and nine months ended September 30, 2021, respectively, and $8.4 million and $22.7 million during the three and nine months ended September 30, 2020, respectively, and there is substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and potentially begin commercialization activities. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners and commercial solutions providers would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of September 30, 2021, we had total cash and cash equivalents of $60.0 million and positive working capital of $48.8 million. As of September 30, 2021, we had $12.0 million in remaining availability for sales of our common stock under the July 2020 Aspire CSPA, subject to certain limitations.
From January 1, 2019 through September 30, 2021, we have raised total equity and debt proceeds of $97.7 million to fund our operations, including (i) $37.2 million in net proceeds from the sale of common stock in the June 2021 public offering (as defined below); (ii) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering (as defined below); (iii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering (as defined below); (iv) an additional $6.0 million of proceeds associated with exercises through September 30, 2021 of common warrants issued as part of the March 2020 Public Offering and March 2020 Registered Direct Offering; (v) $41.0 million in proceeds from the sale of common stock under our August 2019 and June 2020 common stock purchase agreements with Aspire Capital and the July 2020 Aspire CSPA; and (vi) less than $0.1 million of proceeds from the exercise of stock options. We also obtained a loan under the PPP (as defined below) of approximately $1.0 million in April 2020 to support certain qualified expenses, including payroll and rental expense, which is described below. The PPP loan was forgiven in June 2021.

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
We believe that our existing cash and cash equivalents balance as of September 30, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the fourth quarter of 2022. This operating forecast and related cash projection includes: (i) costs through the completion of the B-SIMPLE4 Phase 3 trial, including final data accumulation and reporting in addition to other supporting activities; (ii) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum; (iii) costs associated with the completion of the build-out of our new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iv) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; (v) developmental and regulatory activities for our SB019 program (Coronaviridae (COVID-19)), including a Phase 1 study, targeted for initiation in 2022; (vi) preparatory activities for a potential Phase 3 trial, targeted for initiation in 2023, related to SB204 as a treatment for acne; and (vii) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs, including executing the potentially registrational Phase 3 trial of SB204 for acne; (b) progression of the SB019 program subsequent to execution of a Phase 1 study; (c) operating costs that could occur between a potential NDA submission for SB206 through NDA approval, specifically including marketing and commercialization efforts to achieve potential launch of SB206; and (d) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
We will need significant additional funding to continue our operating activities, make further advancements in our product development programs and potentially commercialize any of our product candidates beyond those activities currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or delay, defer or reduce our cash expenditures by the fourth quarter of 2022. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.
We do not currently have sufficient funds to complete commercialization of any of our product candidates, and our funding needs will largely be determined by our commercialization strategy for SB206, subject to the NDA submission timing and the regulatory approval process and outcome. We have selected Syneos Health, a fully integrated biopharmaceutical solutions organization, as our commercial solutions provider for SB206. Our relationship with Syneos Health will focus on implementing the SB206 prelaunch strategy and commercial preparation, followed by commercial sales of SB206, if approved by the FDA.
Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. We may pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. Alternatively, we may seek to engage in one or more potential transactions, which could include the sale of the Company, or the sale or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to us.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.
Development Services Agreement
In July 2021, we entered into a development services agreement with a third-party full-scale API manufacturer for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of certain preliminary activities with this third-party API manufacturer and other preparatory activities, we would then proceed with the third-party

API manufacturer beyond the initial stages noted above, in which case we expect to incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and certain quantities of our drug substance.
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
From the inception through the termination of the 2019 Aspire CSPA, we sold 486,571 shares of common stock at an average price of $6.22 per share under such agreement. These amounts, combined with the 34,562 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 521,133 shares issued to Aspire Capital under that agreement as of September 30, 2021. From the inception through the termination of the June 2020 Aspire CSPA, we sold 3,776,428 shares of common stock at an average price of $5.30 per share under that agreement. These amounts, combined with the 144,927 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 3,921,355 shares issued to Aspire Capital under the agreement, which was fully utilized prior to entry into the July 2020 Aspire CSPA. The 2019 Aspire CSPA and June 2020 Aspire CSPA had substantially similar terms to the July 2020 Aspire CSPA.
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
As of September 30, 2021, we have sold 2,221,040 shares of our common stock at an average price of $8.10 per share under the July 2020 Aspire CSPA for total proceeds of $18.0 million. These amounts, combined with the 100,000 shares issued as part of the commitment fee related to the agreement’s execution, resulted in a total of 2,321,040 shares issued to Aspire Capital under the agreement as of September 30, 2021. As of September 30, 2021, there was $12.0 million of remaining availability for sales of common stock under the July 2020 Aspire CSPA.
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
Net proceeds from the March 2020 Public Offering were approximately $5.2 million after deducting underwriting discounts and commissions and offering expenses of approximately $0.8 million. As of September 30, 2021, 1,855,917 common warrants issued as part of the March 2020 Public Offering have been exercised for an additional $5.6 million of proceeds associated with this offering.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying condensed consolidated financial statements for additional information regarding the March 2020 Public Offering.
Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million for us to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, as a treatment for molluscum, and advancing programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne.
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
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, we entered into the Funding Agreement with Ligand, pursuant to which Ligand provided us funding of $12.0 million, which we used to pursue the development and regulatory approval of SB206, as a treatment for molluscum.
Pursuant to the Funding Agreement, we will pay Ligand up to $20.0 million in milestone payments upon the achievement by us of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the API for our clinical stage product candidates, as a treatment for molluscum. In addition to the milestone payments, we will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of the products in the United States, Mexico or Canada.
See “Note 6—Research and Development Arrangements” to the accompanying condensed consolidated financial statements for additional information related to the Funding Agreement.
Licensing Arrangements
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the second amendment to the initial license agreement dated January 12, 2017, or the Sato Amendment. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. We have received approximately $28.8 million from Sato beginning January 2017 through September 30, 2021 under the Amended Sato Agreement, including (i) a $10.8 million upfront payment received following the execution of the agreement in January 2017; (ii) a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018; (iii) $11.2 million of installment payments received following the execution of the Sato Amendment; and (iv) a $4.6 million payment related to a time-based developmental milestone received in the second quarter of 2021. In addition to the upfront payment paid in three installments in 2018 and 2019 that we received from Sato under the terms of the Sato Amendment, the Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events, of which we received 0.5 billion JPY in the second quarter of 2021.
See “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying condensed consolidated financial statements regarding the Amended Sato Agreement.
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(16,036)	$(21,868)
Investing activities	(3,500)	(90)
Financing activities	44,089	50,779
Net increase in cash, cash equivalents and restricted cash	$24,553	$28,821
Net Cash Used in Operating Activities
During the nine months ended September 30, 2021, net cash used in operating activities was $16.0 million and consisted primarily of a net loss of $21.5 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $0.2 million, (ii) impairment of long-lived assets of $0.1 million, (iii) a net favorable adjustment to stock-based compensation of $0.1 million, caused by fair market value adjustments to the Tangible Stockholder Return Plan, (iv) a foreign currency transaction loss of $0.7 million related to fair value adjustments for payments received and to be received under the Amended Sato Agreement, (v) a $1.0 million gain on debt extinguishment related to forgiveness of the PPP loan, and (vi) a $5.4 million favorable change in cash related to changes in other operating assets and liabilities. The favorable change in cash related to changes in assets and liabilities was primarily due to (i) a $4.4 million decrease in contracts and grants receivable primarily related to receipt of a $4.6 million time-based developmental milestone payment, (ii) a $2.1 million decrease in prepaid insurance, prepaid expenses and other current assets primarily related to the amortization of prepaid service contracts and directors and officers insurance premiums, (iii) a $1.6 million increase in other accrued expenses primarily related to accrued goods and services associated with the planning, design and build-out of our new facility in Durham, North Carolina, (iv) a $0.1 million increase in accrued legal and professional fees, (v) a $0.1 million increase in research and development service obligation liabilities related to the accretion of the liability associated with Ligand, and (vi) a $0.2 million increase in other long-term assets and liabilities. These increases in cash were partially offset by (i) a $2.2 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement during the nine months ended September 30, 2021, (ii) a $0.7 million decrease in accrued outside research and development services primary related to payments for services related to the SB206 Phase 3 development program, and (iii) a $0.1 million decrease in accrued compensation primarily related to the payment of 2020 performance bonuses in March 2021.
During the nine months ended September 30, 2020, net cash used in operating activities was $21.9 million and consisted primarily of a net loss of $22.7 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $1.1 million, (ii) impairment of long-lived assets of $2.4 million, (iii) loss on facility asset group disposition of $0.8 million, (iv) stock-based compensation expense of $0.8 million, (v) fees of $1.7 million related to commitment shares for the June 2020 Aspire CSPA and July 2020 Aspire CSPA, (vi) a loss on disposal of equipment of $0.1 million, and (vii) a $6.1 million net decrease in other operating assets and liabilities. The net decrease in assets and liabilities was primarily due to (i) a $2.2 million decrease in research and development service obligation liabilities related to the amortization of the liability associated with Ligand, (ii) a $3.3 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement, (iii) $0.3 million decrease in accrued legal and professional fees, and (iv) a $1.4 million decrease in accounts payable. These decreases were partially offset primarily by (i) a $0.7 million decrease in prepaid expenses and other current assets, (ii) a $0.3 million increase in accrued compensation, and (iii) a $0.3 million decrease in contracts and grants receivable. The changes in accounts payable during the nine months ended September 30, 2020 were primarily related to timing of invoice receipts and payments associated with the SB206 Phase 3 development program.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2021, the $3.5 million of net cash used in investing activities was primarily related to purchases of property, equipment and services associated with the planning, design and build-out of our new corporate headquarters and small-scale manufacturing facility in Durham, North Carolina; offset by payments received related to the landlord funded tenant improvement allowance. As of September 30, 2021, we also had goods and services associated with the planning, design and build-out of our new facility of $3.9 million included in accounts payable or other accrued expenses in the accompanying balance sheets, which we expect to settle through cash payments during the fourth quarter of 2021.
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
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2021, net cash provided by financing activities was $44.1 million and consisted primarily of (i) $37.6 million of proceeds from the sale of our common stock pursuant to the June 2021 Public Offering, (ii) $6.3 million of proceeds from the sale of our common stock pursuant to the July 2020 Aspire CSPA, (iii) $0.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering and March 2020 Registered Direct Offering, and (iv) $0.1 million of proceeds from the exercise of stock options; partially offset by $0.4 million of payments of costs related to the June 2021 Public Offering.
During the nine months ended September 30, 2020, net cash provided by financing activities was $50.8 million and consisted primarily of (i) $5.3 million of proceeds, net of underwriting fees, from closing of our March 2020 Public Offering, (ii) $5.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering, (iii) $7.3 million of proceeds, net of placement agent fees, from our March 2020 Registered Direct Offering, (iv) $1.0 million from the entry into a promissory note for an unsecured loan under the PPP, and (v) $31.9 million of proceeds from the sale of our common stock pursuant to the 2019 Aspire CSPA, the June 2020 Aspire CSPA, and the July 2020 Aspire CSPA. These financing cash inflows were partially offset by $0.2 million of other offering costs, including legal and professional fees, directly associated with the March 2020 Public Offering, March 2020 Registered Direct Offering and the February 2020 shelf registration statement filing.
Capital Requirements
As of September 30, 2021, we had a total cash and cash equivalents balance of $60.0 million and positive working capital of $48.8 million. To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. As of September 30, 2021, we had an accumulated deficit of $270.7 million.

We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates, and our funding needs will largely be determined by our commercialization strategy for SB206, subject to the NDA submission timing and the regulatory approval process and outcome. We are working with Syneos Health to focus on implementing the SB206 prelaunch strategy and commercial preparation, followed by commercial sales of SB206, if approved by the FDA.
Our ability to continue to operate our business, including our ability to advance development programs unrelated to SB206, as well as our ability to progress SB206 for molluscum subsequent to an NDA submission, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including through potential sales using the remaining availability under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. There can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. We are also exploring the potential for alternative transactions, such as strategic acquisitions or in-licenses, sales or divestitures of some of our assets, or other potential strategic transactions, which could include a sale of the Company. If we were to pursue such a transaction, we may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to us.
Our equity issuances during the year ended December 31, 2020 and the nine months ended September 30, 2021, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders.
As of September 30, 2021, we had 18,815,142 shares of common stock outstanding. In addition, as of September 30, 2021, we had reserved 3,066,703 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock; (ii) outstanding stock options and stock appreciation rights; and (iii) future issuance under the 2016 Incentive Award Plan. Our common stock consists of 200,000,000 authorized shares as of September 30, 2021.
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
Contractual Obligations and Contingent Liabilities
Except for items described in note “Note 8—Commitments and Contingencies” and the forgiveness of the Loan we received under the PPP as described in “Note 9—Paycheck Protection Program” to the accompanying condensed consolidated financial statements, there were no material changes during the nine months ended September 30, 2021 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
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
Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1—Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report. During the nine months ended September 30, 2021, there were no material changes to our critical accounting policies.
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
As of September 30, 2021, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our principal executive and financial officers have concluded that our disclosure controls and procedures were effective as of such date at the reasonable assurance level. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures.
(b) Changes in Internal Controls Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Our stock price has experienced extreme volatility and could vary significantly as a result of many factors. Between January 1, 2021 and November 2, 2021, the last reported sales price of our common stock fluctuated between a high of $25.50 and a low of $6.65. The foregoing stock prices have been adjusted to give effect to the Reverse Stock Split. The market price and trading volume of our common stock may continue to fluctuate from time to time as a result of factors outside of our control. For example, the trading price of our common shares increased significantly in June 2021, which we believe was attributable to general market conditions and recognition of our recently announced top-line results of our B-SIMPLE4 study of SB206 as a treatment for molluscum contagiosum, and has since declined. There is a potential for rapid and substantial decreases in the price of our common stock, including decreases unrelated to our operating performance or prospects, which could result in substantial losses for our existing stockholders.

The continuing effects of the COVID-19 pandemic have had an impact on our business operations and clinical trials and could continue, directly or indirectly, to adversely affect our business, results of operations and financial condition.
As a result of the outbreak of SARS-CoV-2, the virus that causes COVID-19, we may experience disruptions that could impact our supply chain, ongoing and future clinical trials and our work to develop commercialization of SB206. To the extent our suppliers and third party manufacturers are unable to comply with their obligations under our agreements with them or supply chain or other disruptions cause them to be unable to deliver or are delayed in delivering raw materials, API or drug products to us due to COVID-19, our ability to pursue regulatory approval, implement our commercialization efforts for SB206 (if approved) or advance development of our product candidates may become impaired.
COVID-19 continues to evolve and have continuing effects both locally and globally. The extent to which COVID-19, and any variants, may impact our business, including our supply chain, clinical trials and our commercialization efforts for SB206, if approved, will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the pandemic, the duration of the pandemic, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the pandemic.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities

None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment to Employment Agreement with Paula Brown Stafford
Effective as of November 9, 2021, we entered into a first amendment, or the Amendment, to the amended and restated employment agreement, effective as of December 17, 2019, with Paula Brown Stafford, our Chairman, Chief Executive Officer and President, or the Employment Agreement, to, among other things, extend the term of the Employment Agreement. As amended, the term of the Employment Agreement will extend to December 31, 2023 and then will automatically extend for successive 1-year periods unless notice is provided by either party prior to the end of the term. The Amendment provides for a grant of 75,000 options to Ms. Stafford in each of 2021 and 2022. The Amendment also provides for the vesting of any then-unvested portion of any outstanding equity awards granted to Ms. Stafford, to give credit for the pro-rated portion of such equity awards for which Ms. Stafford would have qualified based on service through the twelve-month period following the separation date, upon Ms. Stafford’s termination without “Cause” or for “Good Reason” not due to a “Change in Control” (each as defined in the Employment Agreement).

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.1	First Amendment to Amended and Restated Employment Agreement, dated November 9, 2021, by and between Novan, Inc. and Paula Brown Stafford.	X
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.

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

Date: November 10, 2021