Form 10-K
period 2021-12-31
Novan, Inc.
filed 2022-02-18
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________
FORM 10-K
___________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $188.2 million (based on a closing price of $10.06 per share as reported by the Nasdaq Capital Market on June 30, 2021). For purposes of this calculation, shares of common stock beneficially owned by the registrant’s officers, directors and certain stockholders as of June 30, 2021 have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common equity.
The number of shares of registrant’s common stock outstanding as of February 4, 2022 was 18,815,892.

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

•Raising additional capital may reduce the trading price of our common stock. Our equity issuances during the year ended December 31, 2021 have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt convertible into equity, may result in significant dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

•The price of our common stock may be volatile and fluctuate significantly, which could result in substantial losses for our existing stockholders.

•We have entered into and rely on, and may enter into, engage in and rely on other, strategic relationships and transactions for the further development and commercialization of our product candidates and the expansion of our business, and if we are unable to enter into such relationships or transactions on favorable terms or at all, or if such relationships or transactions are unsuccessful or if disputes arise between us and our strategic partners, we may be unable to realize the potential economic benefit of those relationships or transactions.

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

•Delays or disruptions in the qualification of manufacturing facilities and processes or in the manufacture of our (i) active pharmaceutical ingredients, or APIs, including NVN1000 or any other Nitricil™ new chemical entities, or NCEs, or (ii) clinical trial materials or commercial supplies of any approved product candidates, whether by us or any third-party manufacturer with whom we contract, including any delays in the upfit of our new facility under the New Lease (as defined below) or in the transfer of technology to third-party manufacturers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs or in our breaching our obligations to others.

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

•We currently rely on third-party suppliers and the usage of third-party vendors to supply goods, materials and equipment in connection with our business, including in connection with the build-out of our new facility that we began to occupy in 2021. We expect to complete the build-out of our new facility to support various research and development and current good manufacturing practice, cGMP, activities, including small-scale manufacturing capabilities for API and drug product, by the end of the first quarter of 2022. We continue to assess global supply chain constraints, including any further impact of the COVID-19 pandemic, on our related suppliers and vendors. Any further delay or disruption could adversely impact the timing for completing the build-out of our new facility, which would cause us to rely solely on other third parties for any small-scale manufacturing or other research and development and cGMP activities.

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

•Delay or termination of planned clinical trials for our product candidates would result in unplanned expenses and adversely impact our remaining developmental activities and potential commercial prospects with respect to, and ability to generate potential revenues from, such product candidates.

•We may expend our limited resources to pursue one or more product candidates or indications within our product development strategy, which may change over time, and thus fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

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

PART I
Item 1. Business.
Overview
We are a pre-commercial nitric oxide-based pharmaceutical company focused on dermatology and anti-infective therapies. Our vision is to create the world’s leader in nitric oxide-based science, technology, and clinical translation in support of delivering safe and efficacious therapies using our proprietary nitric oxide-based technology platform, Nitricil™, to generate macromolecular NCEs. Our proprietary technology platform leverages nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal, and immunomodulatory mechanisms of action to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates. The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of NCEs, and our formulation science, both of which we use to tune our product candidates for specific potential indications. Our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in a variety of diseases.
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
We have clinical-stage dermatology and anti-infective drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208), and anti-inflammatory (SB414) mechanisms of action. We have also introduced a possible anti-viral product candidate for the treatment of external genital warts (SB207). We have conducted or are currently conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) SARS-CoV-2, the virus that causes COVID-19 (SB019); (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100); (iii) cervical intraepithelial neoplasia caused by high-risk human papilloma virus in the men’s and women’s health field (WH504 and WH602); and (iv) inflammatory disorders.
We are currently focusing our efforts and resources on our priority development pipeline candidates, which include (i) progressing our lead program, SB206, as a treatment for molluscum contagiosum, or molluscum, including preparing for and seeking U.S. regulatory approval, and implementing prelaunch strategy and U.S. commercial preparation; (ii) advancing our late-stage product candidate, SB204, for the treatment of acne vulgaris, or acne, within the U.S., as our second lead program toward a registrational Phase 3 study, based on two prior Phase 3 studies; and (iii) progressing our SB019 development program into a Phase 1 study for a potential intranasal prophylaxis or therapeutic for mild-to-moderate COVID-19 infection.
During 2021, our primary programmatic focus was on our molluscum product candidate, SB206, and we intend to continue to focus our near term development efforts on this program. Following the positive top-line results from the B-SIMPLE4 trial announced in June 2021 and the comprehensive B-SIMPLE4 safety data announced in September 2021, we target a potential NDA submission of SB206 for molluscum no later than the fourth quarter of 2022. We previously articulated a targeted NDA submission of SB206 during the third quarter of 2022, however, due to factors including supply chain constraints, impacts of the COVID-19 pandemic, certain manufacturing related equipment issues and scheduling challenges, both within our corporate facility and with third-party contract manufacturing organizations, or CMOs, we have adjusted our expected timing accordingly.
Thus, we continue to prepare for a regulatory submission and potential approval of SB206 as a treatment for molluscum. The timing of the targeted NDA submission is dependent upon: (i) completion of our new manufacturing facility to have the infrastructure and capability necessary to produce cGMP API registration batches; (ii) continued technical transfer activities to our drug product CMO and preparing the necessary registration batches of drug product; (iii) preparatory activities and data accumulation related to the NDA submission including conducting customary drug substance and drug product stability protocols; and (iv) regulatory and quality documentation compilation related to our preclinical, clinical and chemistry, manufacturing and control, or CMC, data related to the B-SIMPLE trials, and our drug manufacturing and related processes.

We are continuing to consider and progress the prelaunch strategy and commercial preparations for SB206, if approved. We have selected Syneos Health, a fully integrated biopharmaceutical solutions organization, as our commercial solutions provider for SB206 as a treatment for molluscum. Our relationship with Syneos Health, structured as a fee-for-service arrangement, is focused on implementing the SB206 prelaunch strategy and commercial preparation, if approved by the FDA.

In September 2021, we also announced our updated strategic priorities and outlined potential key milestones. In addition to the regulatory progression of SB206, including implementing prelaunch strategy and commercial preparation, we also announced our intention to progress (a) SB204, a topical monotherapy for the treatment of acne, by (i) preparing for a pivotal Phase 3 study during 2022; (ii) targeting the conduct of a potential pivotal Phase 3 trial in 2023; and (iii) targeting a potential NDA submission of SB204 for acne in 2024; and (b) SB019, as a potential intranasal treatment option for COVID-19, by (i) targeting a Phase 1 study in healthy volunteers in 2022; (ii) targeting the conduct of a potential Phase 2/3 study(s) in 2023; and (iii) targeting a potential NDA submission of SB019 for COVID-19 in 2024. The progression of the SB019 program, subsequent to the execution of a Phase 1 study, and the progression of the SB204 program, including the execution of the potentially registrational SB204 Phase 3 trial, are subject to obtaining additional financing or strategic partnering.
Further advancement of our molluscum program beyond the potential NDA submission of SB206, or advancement of any other early-stage or late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) equity or debt financings, including through sales of common stock to Aspire Capital Fund, LLC, or Aspire Capital, pursuant to the common stock purchase agreement that we entered into with Aspire Capital on July 21, 2020, or the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Our equity issuances during the year ended December 31, 2021, have resulted in significant dilution to our existing stockholders. Any issuance of equity, or debt convertible into equity, would result in further significant dilution to our existing stockholders.
Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report for further discussion regarding our current liquidity and our future funding needs in addition to the impact of the COVID-19 pandemic on our operations.
Technology
The Novan Nitric Oxide Platform
Nitric oxide is one of the most researched molecules in human physiology and has been extensively studied in many areas of medicine including in microbial diseases and in the modulation of inflammation. The scarcity of nitric oxide-based therapeutic products is due to the challenges associated with controlling the release of a gas, the poor stability and low storage capacity of nitric oxide-loaded molecules, the inability to target specific tissues, and the toxicity of several small molecules used as carriers to store nitric oxide.
The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of NCEs, and our formulation science, both of which we use to tune our product candidates for specific potential indications.
Novan’s Nitricil technology enables us to store large amounts of nitric oxide gas in a stable, solid form by chemically loading it on a macromolecule, or polymer. The advantages of our proprietary Nitricil technology include tunability, stability, high storage capacity, targeted delivery, and what we believe is a favorable safety profile. Our ability to select from several nitric oxide-loaded materials has created our proprietary library of Nitricil compositions, each of which possesses a unique nitric oxide release profile.
Our formulation science and expertise allow us to customize the drug delivery method for the relevant anatomical location of a variety of diseases. With our potential dermatological indications, the topical semi-solid formulations enable us to further tune the release of nitric oxide when applied by using proprietary combinations of inactive ingredients. This additional level of control enables us to use one API for multiple potential therapeutic indications by altering the nitric oxide pharmacology with the composition of the topical formulation. This component of our nitric oxide platform creates an additional barrier to entry, which we believe would position us to prolong the period of market exclusivity for each of our product candidates, if approved.
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

We believe that Novan's Nitricil technology has the potential to be a novel antimicrobial agent by delivering therapeutic quantities of nitric oxide and leveraging nitric oxide's multiple mechanisms of action and its ability as a gas to diffuse freely through cell membranes – unlike most other pharmaceutical agents. Importantly, the pharmacologic activity of nitric oxide is such that its production is localized at or near the site of infection. Because nitric oxide is a key component of the immune system’s natural response to invading organisms, it may provide a therapeutic solution for degrading and killing microorganisms without the development of anti-microbial resistance.
Nitric oxide and its multiple mechanisms of action have wide ranging possibilities to treat human disease. We believe that our expertise at developing nitric oxide-releasing NCEs and fine tuning the formulation technology to the targeted disease separates us from other drug development companies focused in this space. Nitric oxide is a naturally occurring chemical in the human body, which enhances its safety profile. The proven anti-microbial and anti-inflammatory effects of nitric oxide, combined with its naturally strong safety profile and our ability to capture and deliver effective doses, positions Novan with the potential to generate differentiated product candidates.
Priority Development Pipeline
We are currently focusing our efforts on our Priority Development Pipeline. We presently maintain exclusive, worldwide commercial rights for all product candidates currently in our pipeline, with the exception of the rights we have licensed to Sato Pharmaceutical Co., Ltd., or Sato, to develop, use and sell SB204 and SB206 in Japan.
Our priority development pipeline is currently positioned as shown in Figure 1 below.
Figure 1:

SB206, a Topical Anti-viral Treatment for Molluscum Contagiosum (a Viral Skin Infection)
We are developing SB206 (12% berdazimer sodium, 10.3% berdazimer) as a topical gel with anti-viral properties for the treatment of viral skin infections, with a current focus on molluscum contagiosum. Molluscum is a contagious skin infection caused by the molluscipoxvirus that affects up to six million people in the United States annually. The greatest incidence is in children aged one to 14 years. The average time to resolution is 13 months, however, 13% of children experience lesions that may not resolve in 24 months. There is no FDA-approved prescription drug treatment for molluscum. More than half of patients diagnosed with the infection are untreated. The majority of patients in the United States that receive treatment are treated with potentially painful procedures and the remaining are often prescribed products indicated for the treatment of external genital warts.

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

B-SIMPLE4 was designed as a multi-center, randomized, double-blind, vehicle-controlled study to evaluate the efficacy and safety of SB206 12% once daily that exceeded its enrollment target by randomizing 891 total patients (1:1 active:vehicle randomization), ages 6 months and above, with molluscum, across 55 clinical sites. Patients were treated once-daily with SB206 12% or Vehicle Gel for a minimum of 4 weeks and up to 12 weeks to all treatable lesions (baseline and new). There were visits at Screening/Baseline, Week 2, Week 4, Week 8 and Week 12, and a safety follow-up at Week 24. As part of B-SIMPLE4’s study design, we also implemented additional patient and caregiver training and patient engagement efforts and offered decentralized visit capabilities for conducting visits during the COVID-19 pandemic. The primary efficacy endpoint for B-SIMPLE4 was the proportion of patients achieving complete clearance of all treatable molluscum lesions at Week 12.

We initiated the B-SIMPLE4 trial in August 2020, the first patient was enrolled and dosed in September 2020, the trial completed patient enrollment during the first quarter of 2021 and the final patient completed their last Week-12 visit in late April 2021. We announced positive top-line efficacy and safety results on June 11, 2021. In the B-SIMPLE4 trial, 32.4% of patients experienced total clearance at Week 12 and 43.5% experienced total clearance or one remaining lesion at Week 12. B-SIMPLE4 achieved statistical significance for the primary endpoint with a p-value less than 0.0001. B-SIMPLE4 also achieved statistical significance for all secondary endpoints. P-value is a conventional statistical method for measuring the statistical significance of clinical results. A p-value of less than 0.050 is generally considered to represent statistical significance, meaning there is less than five percent likelihood that the observed results occurred by chance. We announced the B-SIMPLE4 trial’s last patient visit in late July 2021 and the final safety profile through Week 24 was released in the third quarter of 2021. The comprehensive safety data readout demonstrated a favorable safety profile, consistent with previous studies and met our expectations. Based on these data, we believe that SB206, if approved, could provide a powerful treatment option for children and adults with molluscum. We are targeting a potential NDA submission of SB206 for molluscum no later than the fourth quarter of 2022 and are preparing for regulatory filing and potential approval of SB206 as a treatment for molluscum. Additionally, we received notice that the FDA has conditionally accepted Kinsolus™ as the brand name for SB206, if approved.

Amended Sato Agreement
In 2018, we licensed rights to Sato Pharmaceutical Co., Ltd., or Sato, to develop, use, and sell SB206 in certain topical dosage forms in Japan for the treatment of viral skin infections, and to manufacture the finished form of SB206 for sale in Japan, which are in addition to the rights granted to Sato related to SB204 for the treatment of acne vulgaris. The significant terms and the related accounting considerations of our licensing arrangement with Sato are further described in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements.

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

In late July 2021, Sato communicated an updated plan regarding its amended design for its additional Japanese Phase 1 study for SB206. The amended study design includes evaluation of potential lower dose strengths, including potential further refinement in a subsequent dose tolerability study. As part of the communication regarding these Phase 1 studies, Sato also communicated an updated comprehensive timeline for the Japanese SB206 program. The updated timeline assumes that the 12% formulation is appropriate to proceed for development in Japan and is to be reassessed based on the findings of the Phase 1 study.

Based upon (i) the expected timing of the additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, including the manufacturing site for drug product, we concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred in July 2021. We estimate the program timeline to be extended by 0.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 10 years, completing in the first quarter of 2027. We understand that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206.

In early January 2022, Sato communicated its decision to progress with the 12% formulation in its Phase 1 study, rather than lower dose strengths. Therefore, the most recent estimated development timeline remains reasonable, and continues to be subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The details of this development are further described in “Note 5—Revenue Recognition” to the accompanying consolidated financial statements.

SB204, for the Treatment of Acne Vulgaris
SB204 is a product candidate designed as a once-daily, topical monotherapy for the treatment of acne vulgaris, a multi-factorial disease with multiple aspects of the disease pathology (immunomodulatory and anti-bacterial). Acne vulgaris is the most common skin condition in the United States. The disease ranges in severity from mild to severe cystic acne and causes both physical and psychological effects, including permanent scarring, anxiety, depression and poor self-esteem. Acne is a multi-factorial disease with several mechanistic contributors to the disease pathology, often requiring multiple treatments that address more than one of the major causes of acne pathogenesis. Localized nitric oxide delivery may provide immunomodulatory (anti-inflammatory) and anti-bacterial mechanisms of action from a single active ingredient.

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

In January 2017, we licensed rights to Sato to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. The significant terms and the related accounting considerations of our licensing arrangement with Sato are further described in “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements. For further information regarding the current status of the Japanese SB204 program see “Note 5—Revenue Recognition” to the accompanying consolidated financial statements.

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
In October 2020, we announced positive in vitro results showing the potential efficacy of our Nitricil platform technology, berdazimer sodium (NVN1000), as an anti-viral against SARS-CoV-2, the virus that causes COVID-19. To evaluate the ability of our Nitricil platform technology as a potential nasal treatment option for COVID-19, we initiated in vitro assessments targeting the reduction of viral burden in differentiated normal human bronchial epithelial cells. The studies were conducted at the Institute for Antiviral Research at Utah State University, and these results demonstrate the first instance of an anti-viral effect from a nitric oxide-based medicine in a 3-D tissue model that has similar structure to the human airway epithelium. The results from the in vitro assessment of concentrations as low as 0.75 mg/mL demonstrated that berdazimer sodium reduced 90% of the virus after repeat dosing, once daily.

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

Based on the positive preclinical and clinical data demonstrating anti-viral effect of berdazimer sodium against multiple viruses, as well as the public health need to reduce breakthrough infections and transmission, we plan to advance our SB019 product candidate. Pre-investigational new drug, or IND, application activities are underway with a target of an IND submission in 2022. Subject to regulatory guidance, our targeted timeline includes (i) initiating a Phase 1 study in healthy volunteers in 2022; (ii) conducting a potential Phase 2/3 study(s) in 2023, subject to obtaining additional financing or strategic partnering; and (iii) a potential NDA submission of SB019 for COVID-19 in 2024.

Pipeline Expansion Opportunities
Our pipeline expansion opportunities are currently positioned as shown in Figure 2 below.
Figure 2:

SB414, for the Treatment of Inflammatory Skin Diseases, including Atopic Dermatitis and Psoriasis
SB414 is a product candidate designed as a topical cream for the treatment of inflammatory skin diseases, with a focus on the treatment of atopic dermatitis and psoriasis. In 2018, we completed two complementary Phase 1b clinical trials with SB414 in patients with atopic dermatitis and psoriasis. The design of these complementary trials was to evaluate the safety, tolerability and pharmacokinetics of SB414. The trials were also designed to assess pharmacodynamics and specific target engagement through a reduction of key inflammatory biomarkers.

Atopic Dermatitis
We initiated a Phase 1b trial with SB414 in adults with mild-to-moderate atopic dermatitis in December 2017. In the Phase 1b trial, 48 adults with mild-to-moderate atopic dermatitis, with up to 30% body surface area at baseline, were randomized to receive one of 2% SB414 cream, 6% SB414 cream, or vehicle, twice daily for two weeks. In the complementary Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks.

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

The 2% or 6% doses of SB414 in the trial did not result in any serious adverse events, and SB414 2% was more tolerable with no patients discontinuing treatment in the trial due to application site reactions. SB414 at the 6% dose was not consistently effective in reducing biomarkers across both the atopic dermatitis and psoriasis trials. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours, in both the atopic dermatitis and psoriasis trials. Given the successful downregulation of key biomarkers, favorable tolerability and unquantifiable systemic exposure with SB414 2%, we conducted non-clinical studies and completed our Phase 2 clinical development plan during 2019 to support a potential future Phase 2 clinical program launch. The SB414 program is currently on hold with further advancement subject to obtaining additional financing or strategic partnering.

Psoriasis
We initiated clinical development of SB414, our first use of our nitric oxide platform in the field of immunology, by dosing the first patient in October 2017 in a Phase 1b clinical trial to evaluate SB414 as a cream for the treatment of psoriasis. In the Phase 1b trial for mild-to-moderate chronic plaque psoriasis, 36 adults received SB414 6% cream or vehicle twice daily for four weeks. SB414 at the 6% dose did not result in any serious adverse events, but SB414 at the 6% dose was not consistently effective in reducing biomarkers across the trial. This lack of consistent biomarker movement could potentially be explained by the increased irritation score experienced by patients treated with SB414 6%. SB414 6% showed detectable systemic exposure in a subset of patients, which cleared in nearly all affected patients within 12 hours. Based on the results of the Phase 1b trial in psoriasis, we could potentially explore the use of lower doses of SB414 in psoriasis, subject to obtaining additional financing or strategic partnering.

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

Advancement in Men’s and Women’s Health
In February 2020, following the successful progression of a Phase 1 grant received in August 2019, we were awarded a Phase 2 federal grant of approximately $1.0 million from the National Institute of Health, or NIH, that will enable the conduct of IND-

enabling toxicology and pharmacology studies and other preclinical activity of a nitric oxide containing intravaginal gel (WH602) designed to treat high-risk HPV infections that can lead to cervical intraepithelial neoplasias, or CIN. In March 2021, we were awarded additional funding of $0.1 million as part of this Phase 2 grant. Under the terms of the aforementioned NIH grant, we are entitled to receive the grant funds in the form of periodic reimbursements of our allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts.

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
Competition
The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. We consider our primary potential competition to be a broad base of existing providers and drug developers of therapeutics in the field of dermatology, specifically related to treatments for molluscum and acne vulgaris.
Additional providers and drug developers will become primary potential competition as we expand our platform to include infectious diseases, companion animal health, and men’s and women’s health therapeutic areas. Product competition includes pharmaceutical generics, branded generics, pharmaceutical brands, biologics as well as over-the-counter, or OTC, products.

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

Nitricil Technology
We exclusively license from the University of North Carolina at Chapel Hill, or UNC, issued patents and pending applications directed to our library of Nitricil compounds, including patents issued in the United States, Canada, Italy, Great Britain, France, Ireland, Germany, Finland, Spain, Sweden, Switzerland, Japan and Australia with claims intended to cover NVN1000, the NCE for our current clinical-stage product candidates. Additionally, one such issued patent in the United States has claims specifically directed to the composition of matter of NVN1000. These patents and pending applications, if issued, are projected to expire in 2026 without taking into account any patent term extensions that may be available to us. Additionally, NVN1000 has been classified as an NCE, and patent term extensions may be available to extend the life of a United States patent that covers NVN1000 beyond 2026. We also own patents issued in the United States, China, Germany, Spain, France, Great Britain, Ireland, Italy and Switzerland directed to methods of manufacturing Nitricil compounds. These patents are projected to expire in 2032.
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
Other Patented Technology
In addition to the patents and pending applications we own or have an exclusive license related to Nitricil compounds and our product candidates, we also own or have exclusive licenses to issued patents and pending applications in the United States and in foreign jurisdictions covering other nitric oxide-based therapeutics and/or methods of use in indications for dermatological and oncovirus-mediated diseases.
Trade Secrets
We rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information by limiting access to such information on a need-to-know basis exclusively. In addition, we seek to protect our proprietary information, in part, by requiring our employees, consultants, contractors and other advisors to execute nondisclosure and assignment of invention agreements, or to include such provisions in their consulting agreement, upon commencement of their respective employment or engagement. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements and provisions, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Trademarks
Novan® is a registered trademark of our company in the United States. In addition, we have pending trademark applications in the United States, including for Nitricil and Kinsolus.
Research and Development Arrangements
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement with Reedy Creek Investments LLC, or Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million, for us to use primarily to pursue the development, regulatory approval and potential commercialization activities for SB206, for the treatment of molluscum, and advance programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne.

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
Based upon (i) the expected timing of the additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, including the manufacturing site for drug product, we concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred in July 2021. We estimate the program timeline to be extended by 0.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 10 years, completing in the first quarter of 2027. We understand that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206.
In early January 2022, Sato communicated its decision to progress with the 12% formulation in its Phase 1 study, rather than lower dose strengths. Therefore, the most recent estimated development timeline remains reasonable, and continues to be subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations.
For additional information about the Amended Sato Agreement, please refer to the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report and “Note 4—Licensing Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
UNC License Agreement
We acquired exclusive rights to our library of Nitricil compounds pursuant to license agreements with UNC entered into in July 2007 and October 2009, which were subsequently amended, restated and consolidated in June 2012. We amended the consolidated license agreement in November 2012 to expand the scope of licensed patents to cover additional nitric oxide technologies in consideration for an upfront cash payment. We may obtain similar amendments to the consolidated license agreement to expand the scope of licensed patents to cover future additional nitric oxide technologies or as improvements on licensed technology and, if such amendments were executed, we may be required to pay additional upfront cash payments. In April 2016, November 2018 and November 2021, we amended the agreement to clarify the scope of the intellectual property of the consolidated license agreement and to make modifications to certain milestones under the consolidated license agreement.
Under the consolidated license agreement with UNC, we are granted an exclusive, worldwide license, with the ability to sublicense, under the licensed UNC patents, including those directed to Nitricil compounds, to develop and commercialize products utilizing the licensed technology. As partial consideration for the consolidated license agreement, we issued 19,105 shares of our common stock to UNC and a nominal upfront cash payment. Additionally, under the consolidated license agreement, we are obligated to pay UNC a running royalty percentage in the low single digits on net sales of licensed products (by us or any of our sublicensees, such as Sato), and to pay up to $425,000 to UNC in regulatory and commercial milestones on a licensed product by licensed product basis.
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
Unless earlier terminated by us at our election, or if we materially breach the agreement or become bankrupt, the consolidated license agreement remains in effect on a country by country and licensed product by licensed product basis until the expiration of the last to expire issued patent covering such licensed product in the applicable country, and upon such expiration, we receive a perpetual, unrestricted, fully-paid and royalty free right to develop and commercialize such licensed product in such country. As of December 31, 2021, the last to expire issued patent licensed to us under the consolidated license agreement is projected to expire in 2033. UNC may terminate the agreement or render the license granted thereunder non-exclusive for our material breach of the agreement that remains uncured after 90 days of receipt of written notice thereof from UNC and may also terminate the agreement or render the license granted thereunder non-exclusive upon providing written notice for our bankruptcy or insolvency-related events within 30 days of the occurrence of such events. We may terminate the agreement at any time for convenience upon providing written notice of not less than 30 days to UNC.
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
Under the exclusive licenses, the following rights were retained by Novan or conveyed to KNOW Bio:
•Novan retained exclusive development and commercialization rights in all fields for any products containing certain specified particles, referred to as the Novan Particles, including those in our NVN1000 API and in other NCEs we are developing.
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
•approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before each trial may be initiated;
•performance of adequate and well-controlled human clinical trials in accordance with good clinical practice, or GCP, requirements to establish the safety and efficacy of the proposed drug product for each indication;
•submission to the FDA of an NDA after completion of all pivotal clinical trials;
•satisfactory completion of an FDA advisory committee review, if applicable;
•satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity, and of selected clinical investigation sites to assess compliance with GCPs; and
•FDA review and approval of the NDA to permit marketing of the product for particular indications for uses in the United States.
Preclinical Studies
Preclinical studies include laboratory evaluation of product chemistry, toxicity and formulation, as well as animal studies to assess potential safety and efficacy. Prior to beginning the first clinical trial with a product candidate in the United States, a sponsor must submit an IND to the FDA, which is a request for authorization from the FDA to administer an investigational drug product to humans. To support an IND to conduct clinical trials, a sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data and any available clinical data or literature, among other things, to the FDA as part of an IND. Some preclinical testing may continue even after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.
Clinical Trials
Clinical trials involve the administration of the IND to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent in writing for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the protocol for any clinical trial before it commences at that institution. Some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. In addition, information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its www.clinicaltrials.gov website.
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
•Phase 2 clinical trial: The drug is administered to a limited patient population with the specified disease or condition to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•Phase 3 clinical trials: The drug is administered to an expanded patient population with the specified disease or condition, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to statistically evaluate the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.
Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
While the IND is active, progress reports summarizing the results of the clinical trials and non-clinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing suggesting a significant risk to humans exposed to the drug, and any clinically important increased rate of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.
Concurrent with clinical trials, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final drug. In addition, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.
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
Even if the FDA approves a product, it may limit the approved indications for use of the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, or require testing and surveillance programs to monitor the product after commercialization. The FDA may also place other conditions on approval, including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.
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

Special FDA Expedited Review and Approval Programs
The FDA offers a number of expedited development and review programs for qualifying product candidates. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need for such disease or condition. Fast Track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a Fast Track designated product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development. In addition, the FDA may review sections of the NDA for a fast track designated product candidate on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the NDA, the FDA agrees to accept sections of the NDA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the NDA.
A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate, alone or in combination with one or more other drugs or biologics, may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1, and an organizational commitment to expedite the development and review of the product candidate, including involvement of senior managers.
Any marketing application for a drug submitted to the FDA for approval, including a product candidate with a fast track designation or breakthrough therapy designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product candidate is eligible for priority review if it is designed to treat a serious or life-threatening disease or condition, and, if approved, would provide a significant improvement in safety or effectiveness compared to available alternatives for such disease or condition. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the new PDUFA agreement, these six and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission.
In addition, product candidates studied for their safety and effectiveness in treating serious or life-threatening illnesses may be eligible for accelerated approval and may be approved upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require a sponsor of a drug receiving accelerated approval to perform post-marketing studies to verify and describe the predicted effect on irreversible morbidity or mortality or other clinical endpoint, and the drug may be subject to accelerated withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires, as a condition for accelerated approval, pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
Fast track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval and approval is not guaranteed. Such designation may, however, expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Emergency Use Authorization
The Commissioner of the FDA, under delegated authority from the Secretary of Health and Human Services, or HHS, may, under certain circumstances allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an Emergency Use Authorization, or EUA, for such product. Specifically, before an EUA may be issued, there must be a government determination of certain threats or emergencies, or potential threats or emergencies. In the case of a public health emergency (or significant potential thereof), the Secretary of HHS must determine that the public health emergency affects or has the significant potential to affect national security or the health and security of U.S. citizens abroad, and that it involves a chemical, biological, radiological, or nuclear agent, or CBRN, or a disease or condition that may be attributable to such CBRN. On February 4, 2020, the Secretary of HHS determined that there is such a public health emergency that involves the virus now known as SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared – on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of U.S. citizens living abroad that involves SARS-CoV-2 – that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued.
Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances.
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
Other Health Care Laws
In addition to FDA restrictions on marketing of pharmaceutical products, other United States federal and state healthcare regulatory laws restrict business practices in the pharmaceutical industry, which include, but are not limited to, state and federal anti-kickback, false claims, and transparency laws with respect to drug pricing and payments and other transfers of value made to physicians and other healthcare providers.
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
In addition, there has been a recent trend of increased federal and state regulation of payments made to physicians and certain other healthcare providers. Under the federal Physician Payments Sunshine Act, certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. In addition, certain states require implementation of compliance programs and compliance with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, impose restrictions on marketing practices, and/or tracking and reporting of pricing information and marketing expenditure as well as gifts, compensation and other remuneration or items of value provided to physicians and other healthcare professionals and entities.
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
Healthcare Reform
A primary trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and other third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medical products. For example, the Affordable Care Act, or ACA, among other things, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; introduced a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; extended the Medicaid Drug Rebate Program to utilization of prescriptions of individuals enrolled in Medicaid managed care plans; subjected drug manufacturers to new annual fees based on pharmaceutical companies’ share of sales to federal healthcare programs; and created a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.
Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. This included aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will stay in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals and imaging centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies.
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
Data Privacy and Security
Pharmaceutical companies may be subject to United States federal and state and foreign data privacy, security and data breach notification laws governing the collection, use, disclosure and protection of health-related and other personal information. In the United States, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, or collectively HIPAA, imposes privacy, security and breach reporting obligations with respect to individually identifiable health information upon “covered entities” (health plans, health care clearinghouses and certain health care providers), and their respective business associates, individuals or entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity, as well as their covered subcontractors. HIPAA mandates the reporting of certain breaches of health information to HHS, affected individuals and if the breach is large enough, the media. Entities that are found to be in violation of HIPAA as the result of a breach of unsecured protected health information, a complaint about privacy practices or an audit by HHS, may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. Even when HIPAA does not apply, according to the Federal Trade Commission or the FTC, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
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
In Europe, the European Union General Data Protection Regulation, or the GDPR, went into effect in May 2018 and imposes strict requirements for processing the personal data of data subjects within the European Economic Area, or the EEA. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant company, whichever is greater. In addition, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the Court of Justice of the European Union, or the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. Additionally, from January 1, 2021, we have had to comply with the GDPR and also the United Kingdom General Data Protection Regulation, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in United Kingdom, or UK, national law. The UK GDPR mirrors the fines under the GDPR, e.g., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the UK and the European Union, or the EU, in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the UK will be regulated in the long term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.
Supply Chain
We continue to assess the impact of COVID-19 on our supply chain and related vendors and global supply chain constraints across various industries, including interruption of, or delays in receiving, supplies of raw materials, API or drug product from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems. We are also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on our new facility. We expect to complete the commissioning and validation of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product, by the end of the first half of 2022. We are in the process of, and proceeding with the related preparatory activities associated with qualifying, commissioning and validating the manufacturing equipment for use in API production.
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
Manufacturing and Supplies
We have adopted a strategy of engaging with, utilizing and relying on third parties through partnerships, collaborations, licensing or other strategic relationships for the performance of activities, processes and services that (i) do not typically result in the generation of significant new intellectual property; and (ii) can leverage their existing robust infrastructure, systems and facilities, as well as associated subject matter expertise. A parallel and inter-related strategic objective has been to manage our own internal resources, including our manufacturing capabilities.
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
We have since entered into development services agreements with other third-party full-scale API manufacturers for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of such preliminary activities with a third-party API manufacturer and other preparatory activities, we would then plan to proceed with a third-party API manufacturer beyond the initial stages noted above, in which case we would expect to incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and ultimately, potential large-scale commercial quantities of our drug substance.
Internal Capability
We manufactured the API necessary for the B-SIMPLE4 Phase 3 trial using internal manufacturing capabilities at our former facility. In addition, we currently have an inventory of API that allows us to continue certain preclinical and/or developmental activities.
With the B-SIMPLE4 Phase 3 trial positive top-line efficacy results, we are targeting a potential NDA submission of SB206 for molluscum no later than the fourth quarter of 2022. We are in the process of commissioning and validating our new facility, which we expect to complete by the end of the first half of 2022, to support various research and development and cGMP activities, including the production of cGMP API registration batches necessary to support the SB206 NDA submission as well as other small-scale manufacturing capabilities for API and drug product.
The anticipated additional manufacturing capabilities that we expect to come from our new facility include the ability to act as a supportive, or potentially primary, component of, or as a back up to, elements of a potential future commercial supply chain, and the ability to produce limited quantities of clinical trial materials. We believe the new facility, once operational, will have the capability to support our planned potential NDA submission for SB206 and potential commercial launch quantities of API for SB206. The timing of our efforts to submit an NDA and to have a third-party full-scale API manufacturer ready for production are expected to inform our future decisions on the expected duration and utilization level of the capabilities of our new facility.
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
Drug Product
On October 15, 2018, we established a strategic alliance with Orion Corporation, or Orion, a Finnish full-scale pharmaceutical company with broad experience in drug manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates. We are engaged in the transfer of technology for the manufacture of both SB204 and SB206, which has been slowed from time to time due to various factors, including in 2020 as part of our efforts to preserve cash, and, upon completion, we intend for Orion to be able to manufacture the drug product, or the finished dosage form of the gel, in accordance with our established manufacturing processes, in compliance with applicable regulatory guidelines and as appropriate for clinical trials. We have continued to work toward completion of technical transfer and manufacturing activities to provide the necessary regulatory registration batches of drug product for our planned NDA submission of SB206 for molluscum, and if any of our product candidates are approved, commercial supply of drug product. A completed manufacturing technology transfer to Orion will enable the manufacture of multiple assets for supply of clinical trial materials and, potentially, commercial quantities if any of our product candidates are approved. Importantly, this alliance is being structured to support major global markets in which we and our partners pursue regulatory approvals for our product candidates.
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

Human Capital
Employees
As part of our strategic objective to reduce our own internal resources and large-scale manufacturing capabilities, in February 2020 we took actions that reduced our internal resources, including personnel headcount. As a part of this action, we reduced personnel headcount from a total of 41 full-time employees as of December 31, 2019 to a total of 23 full-time employees as of December 31, 2020. As of December 31, 2021, we had a total of 29 full-time employees, in addition to 3 part-time employees.
Of the 29 full-time employees as of December 31, 2021, 8 were dedicated to our Nitricil technology and formulation science research and development, 6 were dedicated to our manufacturing capability and product operations, 7 were in clinical and regulatory operations, 2 were in commercial operations and 6 were in general and administrative functions. Of the 3 part-time employees as of December 31, 2021, 1 was in clinical and regulatory operations, and 2 were in general and administrative functions.
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
COVID-19 Pandemic
The health and wellness of our employees is also critical to our success. In an effort to keep our employees safe during the COVID-19 pandemic, we have implemented a number of health-related measures including, but not limited to, protocols governing the use of face-masks while on company property, temperature taking protocols, a flexible work-from-home policy, cleaning procedures at our corporate headquarters, social-distancing protocols, restrictions on visitors to our facility, and limitations on in-person meetings and other gatherings.
Other Information
We were incorporated under the laws of the State of Delaware in 2006. Our principal executive offices are located at 4020 Stirrup Creek Drive, Suite 110, Durham, NC 27703, and our telephone number is 919-485-8080.
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
We are a pre-commercial pharmaceutical company with a limited operating history. Investment in pharmaceutical and biotechnology product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, obtain regulatory approval or become commercially viable. We have not yet demonstrated our ability to obtain regulatory approvals, manufacture a drug on a commercial scale, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing drugs. We have not generated any revenue from product sales to date, and we continue to incur significant development and other expenses related to our ongoing operations. As a result, we are not and have never been profitable and have incurred losses in each period since inception. For the years ended December 31, 2021, and 2020, we reported a net loss of $29.7 million and $29.3 million, respectively. As of December 31, 2021, and 2020, we had an accumulated deficit of $279.0 million, and $249.3 million, respectively, and there is substantial doubt about our ability to continue as a going concern.
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
Raising additional capital may cause significant dilution to our existing stockholders, reduce the trading price of our common stock, restrict our operations or require us to relinquish rights to our technologies or product candidates.
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
Additionally, we have outstanding and exercisable warrants and options that if exercised may result in dilution to the interests of other stockholders and may reduce the trading price of our common stock. As of December 31, 2021, we have warrants to purchase approximately 1.3 million shares of common stock outstanding and exercisable with a weighted average exercise price of $37.24 per share. In addition, we had outstanding and exercisable options to purchase approximately 0.2 million shares of common stock as of December 31, 2021 with a weighted average exercise price of $26.59 per share.

We have entered into and rely on, and may enter into, engage in and rely on other, strategic relationships and transactions for the further development and commercialization of our product candidates and the expansion of our business, and if we are unable to enter into such relationships or transactions on favorable terms or at all, or if such are unsuccessful or if disputes arise between us and our strategic partners, we may be unable to realize the potential economic benefit of those product candidates.
We have entered into and rely on, and may enter into, engage in and rely on other, strategic relationships and transactions for the further development and commercialization of our product candidates and the expansion of our business. For example, in 2019 we entered into the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand, and we are currently exploring and intend to advance certain clinical-stage dermatological product candidates through partnerships, collaborations, acquisitions or other strategic relationships. In certain potential scenarios, the counterparty(ies) to such a strategic transaction may assume responsibility for the planning, execution, or oversight of the clinical development and regulatory requirements for the associated product candidates and/or the ultimate commercialization of the product candidates. If we decide to engage in such a transaction and, as a result, no longer have significant involvement or responsibility for late-stage clinical development activities or commercialization, we would adjust our business strategy, operating plans, resources and capabilities accordingly. Alternatively, we may pursue a transaction in which the counterparty agrees to finance the continued development of one or more product candidates in exchange for future milestone or royalty payments.
However, there can be no assurance that we will be able to establish or enter into such arrangements on favorable terms, if at all, or that our current or future arrangements will be successful. If we are unable to establish successful agreements with suitable partners, we would face significant incremental costs, we may be required to limit the scope and number of our product candidates we can commercially develop or the territories in which we commercialize them or we might fail to commercialize products or programs for which a suitable collaborator or arrangement cannot be found.
Any strategic relationship or transaction may entail numerous risks, including taking on indebtedness or contingent liabilities; the issuance of equity securities which would result in dilution to our stockholders; assimilation of acquired operations, intellectual property, products and product candidates, including difficulties associated with integrating new personnel; risks and uncertainties associated with the other party to such a transaction, and our inability to generate revenue from acquired intellectual property, technology, products or operations sufficient to meet our objectives or even to offset the associated transaction and maintenance costs. Additionally, our current and future collaboration partners may not dedicate sufficient resources to the development and commercialization of our product candidates or may otherwise fail in their development and commercialization due to factors beyond our control. If we breach or fail to comply with any provision of a strategic arrangement, a collaborator may have the right to terminate, in whole or in part, such agreement or to seek damages. Some of our strategic arrangements are complex and involve sharing of certain data, know-how and intellectual property rights amongst the parties. Additionally, these potential collaborators may not accept the transfer of critical methods and processes in order for development and commercialization work for our product candidates to take place. Our strategic partners could interpret certain provisions differently than we do, which could lead to unexpected or inadvertent disputes with such partners. Any one of our strategic partners could breach obligations, covenants or restrictions in our agreements, leading us into disputes and potential breaches of our agreements with other parties, which could have direct or indirect financial implications. If a strategic relationship terminates or is otherwise unsuccessful, we may need to identify and establish an alternative arrangement. This may not be possible, or we may not be able to do so on terms which are acceptable to us, in which case, it may be necessary for us to cease the development of the applicable product candidate or candidates, or conduct the remaining clinical development or commercialization on our own and with our own funds.

Our process of considering financial and strategic alternatives could adversely affect our business, financial condition, and results of operations.
We previously announced that we are in the process of considering financial and strategic alternatives to deliver value to our stockholders. Such alternatives might include, among other things, strategic acquisitions or in-licenses, out-licensing some or all of our product candidates, the sale of some or all of our assets, such as a sale of our dermatology platform assets, or a sale of our company, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all or on terms that are favorable to us. We may pursue such alternatives at the same time as we seek to secure additional funding. This process could disrupt and create uncertainty concerning our business, regardless of whether we are able to obtain additional funding or complete any strategic alternatives, and poses other risks to our business, including:
•potential uncertainty in the marketplace concerning our ongoing viability as a business
•the possibility of disruption to our business and operations, including diversion of significant management time and resources towards the pursuit of funding and strategic alternatives

•impairment of our ability to attract and retain key personnel who are necessary to the operation of the business and the development of its product candidates
•restrictions on our business operations and ability to explore other strategic alternatives under any definitive agreement we may enter into as a result of this process; and
•potential future stockholder litigation relating to the strategic process that could prevent or delay the strategic process, and the related costs of such litigation.
If any of the foregoing risks were realized, our business, financial condition, and results of operations could be adversely affected.
The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021, contains an explanatory paragraph regarding going concern, and we will need additional financing to execute our business plan, to fund our operations and to continue as a going concern.
Since inception, we have experienced recurring operating losses and negative cash flows and we expect to continue to generate operating losses and consume significant cash resources in the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern without additional financing. As a result, our independent registered public accounting firm included explanatory paragraphs in its report on our 2021 consolidated financial statements, with respect to this uncertainty. Substantial doubt about our ability to continue as a going concern may materially and adversely affect the price per share of our common stock and we may have a more difficult time obtaining financing.
Risks Related to the Development and Regulatory Approval of our Current and Future Product Candidates
We may expend our limited resources to pursue one or more product candidates or indications within our product development strategy, which has and may continue to change over time, and thus fail to capitalize on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
Because we have limited financial and managerial resources, we intend to focus on developing product candidates for specific indications that we identify as most likely to succeed, in terms of their potential both to gain regulatory approval and to achieve commercialization. As a result, we may forego or delay the pursuit of opportunities with other product candidates or in other indications with greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to the product candidate.
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
On June 11, 2021, we announced positive top-line results from the Phase 3 B-SIMPLE4 clinical trial for SB206 for the treatment of molluscum contagiosum; however, we cannot assure you that the results from B-SIMPLE4 or any additional clinical trials we may conduct for any of our other product candidates will achieve results that are sufficient to support an NDA submission for the applicable product candidates or regulatory approval of the product. We also cannot assure you that we will be able to obtain financing sufficient to advance development of one or more of our product candidates. In addition, our ongoing or future preclinical studies may not prove successful in demonstrating proof-of concept, or may show adverse toxicological findings, and even, if successful, may not necessarily predict that subsequent clinical trials will show the requisite safety and efficacy of our product candidates. Moreover, all of our clinical development efforts to date have focused on the development of nitric oxide-based topical therapies. There can be no assurance that the intended or anticipated results from the use of nitric oxide-based therapies will be reaped, and that we, or our existing or potential future commercial partners, will successfully bring our product candidates to market. Because all of our current product candidates are based on nitric oxide and our Nitricil technology, the failure of our Nitricil technology to be safe or efficacious generally will have adverse implications for our entire product candidate pipeline. If, for any reason, our intended use of nitric oxide does not materialize, we may not be able to redeploy our resources to alternative components or raw materials, efficiently or at all.
Delay or termination of planned clinical trials for our product candidates would result in unplanned expenses and significantly adversely impact our remaining developmental activities and potential commercial prospects with respect to, and ability to generate revenues from, such product candidates.
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
In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our clinical trials. We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board, or DSMB, for such trial or by the FDA or other regulatory authorities for a variety of reasons.
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
If we experience delays in enrollment for or the completion, or termination, of our clinical trials for our product candidates, we may experience increased costs, have difficulty raising capital through non-dilutive or dilutive sources, and have to slow down our product candidate development and regulatory approval process timelines. Further, the commercial prospects of our product candidates may be harmed and our ability to generate product revenues from any of these product candidates could be delayed or not realized at all. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.
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
We may seek EUAs from the FDA or comparable emergency authorizations, including with respect to SB019, if it is successfully developed. The FDA has the authority to issue an EUA under certain circumstances, such as during a public health emergency, pursuant to a declaration by the Secretary of the Department of Health and Human Services, or HHS, that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued for a specific product.
Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product.
The FDA’s standards for granting an EUA are lower than for approving an NDA in accordance with traditional review procedures, and even if we seek and obtain an EUA for one or more of our product candidates, we cannot assure you that the FDA would approve an NDA for such product candidate, if such approval is required. Accordingly, even if we obtain an EUA for one or more of our product candidates, we may be required to conduct additional clinical trials before we are able to submit NDAs or comparable marketing applications for such product candidates.
In addition, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances. The FDA’s policies regarding EUAs can change unexpectedly. We cannot predict how long any authorization, if obtained, will remain in place. The FDA’s policies regarding products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Therefore, even if we are able to obtain an EUA or other authorizations for one or more of our product candidates, it is possible that such EUAs or authorizations may be revoked and we may be required to cease any commercialization activities, which would adversely impact our business, financial condition and results of operations.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved, or commercialized in a timely manner, or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, the ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plans to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Interim, top-line or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, top-line, or preliminary data from our clinical trials, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a full analyses of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, top-line, or preliminary results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line and preliminary data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line and preliminary data should be viewed with caution until the final data are available.
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
While we have hired key senior level management positions to oversee and lead our commercial efforts, we do not currently have a sales, marketing or distribution infrastructure in place. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales, marketing and distribution framework internally or through a commercial partner or other form of strategic relationship for commercialization. We may build or acquire a focused sales, marketing and distribution infrastructure to market any of our product candidates in the United States. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay market uptake. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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
•the federal Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to certain payments or other ‘‘transfers of value’’ made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, and requires applicable manufacturers to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members; and
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or report marketing expenditures and pricing information.
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
We have internally manufactured the NVN1000 API, one of our Nitricil NCEs, for all of our current clinical stage product candidates, and at this stage, we intend to pursue a dual strategy of identifying and designating a partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance to support short-term and long-term manufacturing needs, while continuing internal capabilities to provide optionality and support certain small-scale and short-term manufacturing needs. Any delays or disruptions in our third-party manufacturers performing and completing the required technology transfer of the manufacturing processes and analytical methods for API development and commercial manufacturing under cGMP guidelines and regulations, or our inability to deliver such capabilities internally, could impact the development and commercialization timelines of our product candidates, as well as increase costs. Further, if we do not appropriately coordinate with, project manage, or provide adequate internal expertise, resources and documentation to a third-party API manufacturer, we may not be successful, or may be delayed, in transferring the activities, processes, capabilities and services. For example, in 2021, we entered into development services agreements with third-party full-scale API manufacturers for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of such preliminary activities with a third-party API manufacturer and other preparatory activities, we would then plan to proceed with a third-party API manufacturer beyond the initial stages noted above, in which case we would expect to incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and ultimately, potential large-scale commercial quantities of our drug substance. If we are not able to successfully complete the stages noted above, we will need to be able to produce sufficient quantities of API internally in order to support an NDA submission for SB206 and, if approved, material to support a commercial launch. For example, we have a limited number of personnel who have experience in drug substance manufacturing and possess the expertise necessary to manufacture NVN1000.
We believe increased utilization of and reliance upon third-party vendors and strategic partners for the performance of activities, processes and services can ultimately provide enhanced capabilities and operating efficiencies for us and any potential partnerships, collaborations, licensing or other strategic relationships we may enter. However, there can be no assurance that the technology transfer process with any of these potential API manufacturing partners, or with Orion, with whom we have formed a strategic alliance to enable Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on behalf of our global strategic partners, will be successful or that it will take place within the time period needed to meet our targeted timeframe for an SB206 NDA submission. For instance, we may not be successful in realizing the intended operating efficiencies from these arrangements based on a number of factors, including (i) delays or failures, including delays in our ability to transition applicable technology and processes to our vendors or partners, (ii) reduced quality, (iii) delayed receipt of goods or services, (iv) increased and unexpected costs on the part of the third-party vendors or strategic partners, and (v) certain incremental and discrete costs to effect this strategy upon resumption of the manufacturers’ transfer activities. If we are unsuccessful in partnering with third-party manufacturers, we could experience delays in the development and commercialization timelines of our product candidates, as well as increased costs, in connection with shifting a greater portion of manufacturing to our internal resources or entering into new third party manufacturing arrangements.
Additionally, to date, we and our third party manufacturers have only manufactured SB206 in limited quantities in batch sizes appropriate for our clinical trials and registration batches to support the NDA submission, for which batch sizes are a fraction of the size we expect will be necessary for commercialization. The manufacturing processes for commercial scale are in development and have not been fully tested and the process validation requirement has not yet been satisfied. There are risks associated with scaling up manufacturing to commercial volumes including, among others, cost overruns, technical or other problems with process scale-up, process reproducibility, stability issues, lot consistency and timely availability of raw materials. There is no assurance that our manufacturers will be successful in establishing a larger-scale commercial manufacturing process for SB206, if approved, that achieves our objectives for manufacturing capacity and cost of goods, in a timely manner, or at all.
The FDA requires API and finished drug product to be manufactured in accordance with cGMP and be approved by the FDA pursuant to inspections that will be conducted after we, or a potential future partner, submit an NDA to the FDA. Orion has been inspected by the FDA and other foreign regulatory authorities, and we anticipate that any future third-party API manufacturer will have been similarly inspected, but future inspections could identify findings that could require remediation actions and cause delays to our regulatory approval process. Additionally, in connection with developing our internal capabilities, we are required to qualify such space with the FDA to use it for small-scale manufacturing in order to ensure a safe operating environment, which will need to be evaluated by outside vendors. The tests performed by outside vendors include raw materials and product handling, process chemistry, air quality and waste disposal and containment. If our facilities, or the facilities of a third-party manufacturer, are found to be noncompliant with our specifications and the strict regulatory requirements of the FDA or others, we or our third-party manufacturers may be required to take remedial actions, causing further delays and increased costs. Moreover, the timing for conducting and reporting any results of such FDA inspections may be delayed or otherwise impacted by the COVID-19 pandemic.
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
If our existing inventories of API are depleted or damaged, we may be unable to supply necessary materials for preclinical studies and clinical trials or for registration batches, causing longer timelines, increased costs and delays in the development and commercialization of drug products, if approved by the FDA or other regulatory authorities. We currently contract with multiple labeling and packaging materials suppliers for our finished drug products. If we or our labeling and packaging materials suppliers were unable to manufacture and provide the necessary drug product supplies to conduct our clinical trials, we may not be able to contract with another third party in a timely manner to meet our product candidate specifications and supply needs. As a result, we could experience delays in the development and future commercialization timelines, if approved, of our product candidates, as well as increased costs.
The continuing effects of the COVID-19 pandemic have had an impact on our business operations and clinical trials and could continue, directly or indirectly, to adversely affect our business, results of operations and financial condition.
As a result of the outbreak of SARS-CoV-2, the virus that causes COVID-19, we may experience disruptions that could impact our supply chain, our clinical trials and our work to develop commercialization plans for SB206. To the extent our suppliers and third party manufacturers are unable to comply with their obligations under our agreements with them or supply chain or other disruptions cause them to be unable to deliver or are delayed in delivering raw materials, API or drug products to us due to COVID-19, our ability to pursue regulatory approval, implement our commercialization efforts for SB206, if approved, or advance development of our product candidates may become impaired.
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
From time to time, we undergo changes and transitions among the ranks of senior executives and other senior-level managers, including during 2020 and 2021, when we announced several changes to our executive leadership team. Managing transitions with senior executives or other senior-level managers may divert our existing management team’s attention from our core operations, and the recent transitions we have experienced may make it more difficult for us to retain existing employees. In addition, the recent transitions we have experienced have increased our dependency on key members of the senior executive team and other senior-level managers within the organization. We have incurred costs related to transitions in our management team, including severance payments, and have required departing executives to agree to certain obligations in their separation agreements. We also expect to incur recruitment costs related to the hiring of new executives or engaging other operational resources from time to time.
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
We rely on third-party suppliers for the raw materials necessary to produce the API and drug products we require. There are a limited number of suppliers for raw materials, including nitric oxide, that are used in the manufacture of our product candidates, drugs (once approved by the FDA or comparable regulatory authority) or the drug products we supply to others, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials, importantly nitric oxide, necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale, or to satisfy our obligations to others. We have not entered into long-term agreements with our current suppliers or with any alternate suppliers. We currently obtain our raw material supplies for finished drug products through individual purchase orders. With future third-party manufacturers of our product candidates, we may not have any control over the process or timing of the acquisition of these raw materials. Although we generally do not begin a clinical trial unless we believe we have a sufficient supply of a product candidate to complete the clinical trial, any significant delay in the supply of the raw material components to manufacture drug products for an ongoing clinical trial due to the need to replace a raw material supplier could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If we or our future third-party manufacturers are unable to purchase these raw materials, including nitric oxide, after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates. We currently do not have any agreements for the commercial production of these raw materials, including nitric oxide.
Unexpected results in the analysis of raw materials, the API or drug product or problems with the execution of or quality systems supporting the analytical testing work, whether conducted internally or by third-party service providers, could adversely affect our development and commercialization timelines and result in increased costs of our development programs.
We currently rely on third parties to test most of the raw materials necessary to produce our API and drug products, as well as testing of the finished API and drug products at the time of manufacture and over time for stability purposes. In the future, third parties engaged directly by us or by our API and drug product contract manufacturing organizations, or CMOs, may test all such raw materials and finished API and drug products. It is a regulatory requirement that raw materials are tested and there are a limited number of suppliers for testing these raw materials. There may be a need to assess alternate suppliers to prevent a possible disruption of the supply of these raw materials for the manufacture of API or drug product. Additionally, the analytical equipment used by these third-parties must be maintained and operational. Except for the terms established within our, or our CMOs’, contracts with the third parties responsible for testing raw materials and finished API and drug products, we have limited ability to control the process or timing of their testing work. Additionally, if the results do not meet specifications, then obtaining additional raw materials may jeopardize our or the CMOs’ ability to manufacture API and/or drug product, the start or overall conduct of preclinical studies and clinical trials, the timing of regulatory submissions, or the commercialization of our product candidates, if approved. We currently engage third parties to perform most analytical tests, and in the future our CMOs will perform tests, to ensure the API and drug product meets quality specifications. The analytical equipment used by us or our CMOs to perform these tests must be maintained, qualified, calibrated and operational. If there are testing execution delays, equipment problems or if the results of the analytical testing do not meet our quality specifications, then manufacturing additional API or drug product may increase costs and may jeopardize our or the CMOs’ ability to manufacture API and/or drug product, which may cause delays in the start or overall conduct of preclinical studies and clinical trials, the submission of regulatory filings, or the commercialization of our product candidates, if approved.

Our business involves the use of hazardous materials and we and our third-party suppliers and manufacturers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.
Our manufacturing activities, and the manufacturing activities of our third-party suppliers and manufacturers, involve the controlled storage, use and disposal of hazardous materials, including the components of our product candidates such as nitric oxide and other hazardous compounds. Further, our manufactured drug substance and drug products may be considered hazardous materials under applicable laws and regulations. Our manufacturing activities, whether conducted by us or our third party suppliers and manufacturers, like all manufacturing processes that utilize hazardous materials, including those under high pressures, must be properly controlled to avoid unintended reactions or other accidents that could cause injury or damage to personnel, equipment or property. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, transportation, handling and disposal of these hazardous materials, and our failure to manage the use, manufacture, storage, transportation, handling or disposal of hazardous materials could subject us to significant costs or future liabilities. In some cases, these hazardous materials and various wastes resulting from their use are transported and stored at our suppliers’ or manufacturers’ facilities pending use and disposal. We and our suppliers and manufacturers cannot completely eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, injury to our service providers and others and environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the manufacturing controls and safety procedures utilized by us and our third-party suppliers and manufacturers for handling, transporting and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk (i) that the laws and regulations will not restrict our or our third-party suppliers’ or manufacturers’ ability to use, manufacture, store, transport, handle or dispose of such materials or (ii) of accidental contamination or injury from these hazardous materials and processes. If these risks were to materialize, we could experience an interruption of our business operations and we may be held liable for any resulting damages and such liability could exceed our financial resources.
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
In the United States and some foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively the ACA, was signed into law. Since its enactment, however, there have been significant ongoing efforts to modify or eliminate the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.
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
In addition, certain state laws govern the privacy and security of health-related and other personal information in certain circumstances, some of which are more stringent, broader in scope or offer greater individual rights with respect to PHI than HIPAA and many of which may differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. For example, California enacted the California Consumer Privacy Act, or the CCPA, on June 28, 2018, which took effect on January 1, 2020. The CCPA gives California residents expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. Additionally, the California Privacy Rights Act, or the CPRA,

recently passed in California. The CPRA will impose additional data protection obligations on companies doing business in California, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023. Similar laws have passed in Virginia and Colorado, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.
Our operations abroad may also be subject to increased scrutiny or attention from data protection authorities. Many countries in these regions have established or are in the process of establishing privacy and data security legal frameworks with which we, our collaborators, service providers, including our CROs, and contractors must comply. For example, the EU has adopted the EU GDPR, which went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA, including clinical trial data. The GDPR has and will continue to increase compliance burdens on us, including by mandating potentially burdensome documentation requirements and granting certain rights to individuals to control how we collect, use, disclose, retain and process personal data about them. Member states of the EEA may impose further obligations relating to the processing of genetic, biometric or health data, which could further add to our compliance costs and limit how we process this information. Further, the GDPR increases the scrutiny of transfers of personal data from clinical trial sites located in the EEA to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws; in July 2020, the CJEU, limited how organizations could lawfully transfer personal data from the EEA to the United States by invalidating the EU-US Privacy Shield and imposing further restrictions on use of the standard contractual clauses, which could increase our costs and our ability to efficiently process personal data from the EEA. In addition, the GDPR provides for robust regulatory enforcement and fines of up to €20 million or 4% of the annual global revenue of the noncompliant company, whichever is greater. Further, from January 1, 2021, we have had to comply with the GDPR and the GDPR as incorporated into UK national law, the latter regime having the ability to separately fine up to the greater of £17.5 million or 4% of global turnover. The relationship between the UK and the EU in relation to certain aspects of data protection law remains unclear, and it is unclear how UK data protection laws and regulations will develop in the medium to longer term. The European Commission has adopted an adequacy decision in favor of the UK, enabling data transfers from EU member states to the UK without additional safeguards. However, the UK adequacy decision will automatically expire in June 2025 unless the European Commission re-assesses and renews or extends that decision.
Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations. As we expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.
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
Our stock price has experienced extreme volatility and could vary significantly as a result of many factors. Between January 1, 2021 and February 4, 2022, the last reported sales price of our common stock fluctuated between a high of $25.50 and a low of $2.95. The market price and trading volume of our common stock may continue to fluctuate from time to time as a result of factors outside of our control. For example, the trading price of our common shares increased significantly in June 2021, which we believe was attributable to general market conditions and recognition of our recently announced top-line results of our B-SIMPLE4 study of SB206 as a potential treatment for molluscum contagiosum, and has since declined. There is a potential for rapid and substantial decreases in the price of our common stock, including decreases unrelated to our operating performance or prospects, which could result in substantial losses for our existing stockholders.
In addition, the stock market in general and smaller reporting companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. These broad market and industry fluctuations may negatively impact the price or liquidity of our common stock, regardless of our operating performance. Any actual or perceived negative operational developments or market or industry fluctuations may compound each other’s negative impacts on the price of liquidity of our common stock.

If we fail to meet the requirements for continued listing on the Nasdaq Capital Market, our common stock could be delisted from trading, which would decrease the liquidity of our common stock and impact our ability to raise additional capital.
Although our common stock is currently listed on the Nasdaq Capital Market, an active trading market for our shares may not be sustained. We are required to meet specified requirements to maintain our listing on the Nasdaq Capital Market. If our common stock is delisted and there is no longer an active trading market for our shares, it may, among other things:
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
Our ability to use net operating losses to offset future taxable income may be subject to certain limitations.
As of December 31, 2021, we had federal and state net operating loss carryforwards, or NOLs, of $100.0 million and $62.9 million, respectively. The NOLs begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. As of December 31, 2021, we had government research and development tax credits of approximately $1.7 million to offset future federal taxes which begin to expire in 2040.
During the course of preparing our consolidated financial statements as of and for the year ended December 31, 2021, we completed an assessment of the available NOL and tax credit carryforwards under Sections 382 and 383, respectively, of the Internal Revenue Code, or the Code. If an ownership change, as defined in Section 382, occurs, it results in a Section 382 limitation that applies to all NOLs and tax credits generated prior to the ownership change date that can be used to offset taxable income incurred after the ownership change date. The annual limitation is based on a company’s stock value prior to the ownership change, multiplied by the applicable federal long-term, tax-exempt interest rate.
We determined that we underwent multiple ownership changes throughout our history as defined under Section 382, including most recently in 2015 and 2020. As a result of the identified ownership changes, the portion of NOL and tax credit carryforwards attributable to the pre-ownership change periods are subject to a substantial annual limitation under Sections 382 and 383. We have adjusted our NOL and tax credit carryforwards to address the impact of the Section 382 ownership changes. This resulted in a reduction of available federal and state NOLs of $113.8 million and $149.4 million, respectively. The write down of the NOLs reduced the tax loss carryforward line as previously disclosed by $26.8 million, with a corresponding decrease in the valuation allowance. We also reduced our tax credit carryforwards within gross deferred tax assets by $9.7 million with a corresponding decrease in the valuation allowance, comprised of $8.1 million related to Section 383 limitations on prior credits and $1.6 million related to amounts that would not have been recorded during the year ended December 31, 2020 given the 383 limitation.
Since the limitation affected the prior period, we have adjusted our 2020 tax footnote presentation with respect to the gross NOL deferred tax asset, the tax credit carryforwards and the corresponding valuation allowance. However, there was no net impact to the net deferred tax asset and tax expense as the decreases in the NOLs and tax credit carryforwards were offset completely by a corresponding adjustment to our overall valuation allowance.
In addition, future changes in our stock ownership, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382. As a result, even if we achieve profitability, we may not be able to use a material portion of our NOLs or tax credit carryforwards. We have recorded a full valuation allowance related to our NOLs and tax credits due to the uncertainty of the ultimate realization of the future benefits of those assets.

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
General Risk Factors
We may be subject to confidential information theft or misuse, which could harm our business and results of operations. Our internal computer systems, or those of any of our existing or potential future collaborators, CROs or other contractors or consultants, may fail or suffer security breaches, which could result in a material disruption of our product development programs, expose the Company to liability, affect our reputation and otherwise harm our business.
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, CMOs, and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our increased reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to applicable data privacy and security law and regulations. We would also be exposed to a risk of loss, including financial assets or litigation and potential liability, which could materially adversely affect our business, financial condition, results of operations and prospects. We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be subject to material legal claims and incur liability or other negative consequences, including increased cybersecurity protection costs, damage to our reputation, disruption of our internal operations and delays in the further development of and potential commercialization of our product candidates.
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Our corporate headquarters is located in Durham, North Carolina, near major hurricane and tornado zones. If a disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as enterprise financial systems, manufacturing resource planning or enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Our manufacturers’ and suppliers’ facilities are located in multiple locations, where other natural disasters, pandemics or similar events, such as blizzards, tornadoes, fires, explosions or large-scale accidents or power outages, could severely disrupt their operations. In addition, acts of terrorism, pandemic illness and other geo-political unrest could cause disruptions in our business or the businesses of our collaborators, manufacturers or the economy as a whole. All of the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our collaborators’ or manufacturers’ disaster recovery plans prove to be inadequate. Any of the above could result in delays in the regulatory approval, manufacture, distribution or commercialization of our product candidates.
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
Any trademarks we have obtained or may obtain may be infringed or successfully challenged, materially harming our business.
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
In connection with the termination of our previous lease, we entered into a sublease agreement, which was effective upon the termination of our previous lease, through which we subleased from the new tenant approximately 12,000 square feet (which was reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by our previous lease. The new tenant and the landlord entered into the new lease as a condition precedent to the effectiveness of the termination of our previous lease, and, in connection with the termination of our previous lease, the landlord consented to our sublease with the new tenant. The sublease expired on March 31, 2021.
The facility underlying our previous lease served as our corporate headquarters and our sole research, development and manufacturing facility. While we operated our corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within portions of the facility pursuant to the sublease into the first quarter of 2021, we decommissioned the areas within the facility, as well as the associated equipment, that supported our large scale cGMP drug manufacturing capability in preparation for execution of the lease termination agreement during 2020.
On January 18, 2021, we entered into a lease with an initial term expiring in 2032, which has subsequently been amended, for 19,265 rentable square feet located in Durham, North Carolina. This site serves as our corporate headquarters and will support various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a primary, or secondary backup, component of a potential future commercial supply chain.
We are preparing our new location to support various cGMP activities, including research and development and small-scale manufacturing capabilities, as described in the section entitled “Business—Manufacturing and Supplies” in this Annual Report.
See “Note 8—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding facility lease transactions.

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

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Nasdaq Capital Market under the symbol “NOVN.”
Holders
As of February 4, 2022, there were approximately 109 stockholders of record of our common stock. Holders of record are defined as those stockholders whose shares are registered in their names in our stock records and do not include beneficial owners of common stock whose shares are held in the names of brokers, dealers or clearing agencies.
Dividends
We have never paid cash dividends and do not anticipate paying cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our equity securities during the fourth quarter of 2021.

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
Overview
We are a pre-commercial nitric oxide-based pharmaceutical company focused on dermatology and anti-infective therapies. Our vision is to create the world’s leader in nitric oxide-based science, technology, and clinical translation in support of delivering safe and efficacious therapies using our proprietary nitric oxide-based technology platform, Nitricil™, to generate macromolecular NCEs. Our proprietary technology platform leverages nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal, and immunomodulatory mechanisms of action to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates. The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of NCEs, and our formulation science, both of which we use to tune our product candidates for specific potential indications. Our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in a variety of diseases.
We have clinical-stage dermatology and anti-infective drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208), and anti-inflammatory (SB414) mechanisms of action. We have also introduced a possible anti-viral product candidate for the treatment of external genital warts (SB207). We have conducted or are currently conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) SARS-CoV-2, the virus that causes COVID-19 (SB019); (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100); (iii) cervical intraepithelial neoplasia caused by high-risk human papilloma virus in the men’s and women’s health field (WH504 and WH602); and (iv) inflammatory disorders.
We are currently focusing our efforts and resources on our priority development pipeline candidates, which include (i) progressing our lead program, SB206, as a treatment for molluscum contagiosum, or molluscum, including preparing for and seeking U.S. regulatory approval, and implementing prelaunch strategy and U.S. commercial preparation; (ii) advancing our late-stage product candidate, SB204, for the treatment of acne vulgaris, or acne, within the U.S., as our second lead program toward a registrational Phase 3 study, based on two prior Phase 3 studies; and (iii) progressing our SB019 development program into a Phase 1 study for a potential intranasal prophylaxis or therapeutic for mild-to-moderate COVID-19 infection.
Please see additional details related to our “Priority Development Pipeline” and “Pipeline Expansion Opportunities”, as described in the section entitled “Business” in this Annual Report.
Business Updates
During 2021, our primary programmatic focus was on our molluscum product candidate, SB206, and we intend to continue to focus our near term development efforts on this program. Following the positive top-line results from the B-SIMPLE4 trial announced in June 2021 and the comprehensive B-SIMPLE4 safety data announced in September 2021, we target a potential NDA submission of SB206 for molluscum no later than the fourth quarter of 2022. We previously articulated a targeted NDA submission of SB206 during the third quarter of 2022, however, due to factors including supply chain constraints, impacts of the COVID-19 pandemic, certain manufacturing related equipment issues and scheduling challenges, both within our corporate facility and with third-party CMOs, we have adjusted our expected timing accordingly.
Thus, we continue to prepare for a regulatory submission and potential approval of SB206 as a treatment for molluscum. The timing of the targeted NDA submission is dependent upon: (i) completion of our new manufacturing facility to have the infrastructure and capability necessary to produce cGMP API registration batches; (ii) continued technical transfer activities to our drug product CMO and preparing the necessary registration batches of drug product; (iii) preparatory activities and data accumulation related to the NDA submission including conducting customary drug substance and drug product stability protocols; and (iv) regulatory and quality documentation compilation related to our preclinical CMC data related to the B-SIMPLE trials, and our drug manufacturing and related processes.

We are continuing to consider and progress the prelaunch strategy and commercial preparations for SB206, if approved. We have selected Syneos Health, a fully integrated biopharmaceutical solutions organization, as our commercial solutions provider for SB206 as a treatment for molluscum. Our relationship with Syneos Health, structured as a fee-for-service arrangement, is focused on implementing the SB206 prelaunch strategy and commercial preparation, if approved by the FDA.
In September 2021, we also announced our updated strategic priorities and outlined potential key milestones. In addition to the regulatory progression of SB206, including implementing prelaunch strategy and commercial preparation, we also announced our intention to progress (a) SB204, a topical monotherapy for the treatment of acne, by (i) preparing for a pivotal Phase 3 study during 2022; (ii) targeting the conduct of a potential pivotal Phase 3 trial in 2023; and (iii) targeting a potential NDA submission of SB204 for acne in 2024; and (b) SB019, as a potential intranasal treatment option for COVID-19, by (i) targeting a Phase 1 study in healthy volunteers in 2022; (ii) targeting the conduct of a potential Phase 2/3 study(s) in 2023; and (iii) targeting a potential NDA submission of SB019 for COVID-19 in 2024. The progression of the SB019 program, subsequent to the execution of a Phase 1 study, and the progression of the SB204 program, including the execution of the potentially registrational SB204 Phase 3 trial, are subject to obtaining additional financing or strategic partnering.
Further advancement of our molluscum program beyond the potential NDA submission of SB206, or advancement of any other early-stage or late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) equity or debt financings, including through sales of common stock to Aspire Capital pursuant to the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Our equity issuances during the year ended December 31, 2021, have resulted in significant dilution to our existing stockholders. Any issuance of equity, or debt convertible into equity, would result in further significant dilution to our existing stockholders.
Working Capital and Additional Capital Needs
As of December 31, 2021, we had a total cash and cash equivalents balance of $47.1 million and positive working capital of $43.0 million.
We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates, and our funding needs will largely be determined by our commercialization strategy for SB206, subject to the NDA submission timing and the regulatory approval process and outcome. We are working with Syneos Health to focus on implementing the SB206 prelaunch strategy and commercial preparation, if approved by the FDA.
We believe that our existing cash and cash equivalents balance as of December 31, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2023.
Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report for further discussion of our current liquidity and our future funding needs.
Manufacturing and Supplies
We have adopted a strategy of engaging with, utilizing and relying on third parties through partnerships, collaborations, licensing or other strategic relationships for the performance of activities, processes and services that (i) do not typically result in the generation of significant new intellectual property; and (ii) can leverage their existing robust infrastructure, systems and facilities, as well as associated subject matter expertise. A parallel and inter-related strategic objective has been to manage our own internal resources, including our manufacturing capabilities.
At this stage, we intend to pursue a dual strategy of identifying and designating a partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance to support long-term manufacturing needs, while preparing internal capabilities to support small-scale and short-term manufacturing needs, including manufacture of registration batches to support an SB206 NDA submission and initial commercialization inventory, as described in the sections entitled “Business—Manufacturing and Supplies—Drug Substance” and “Business—Manufacturing and Supplies—Internal Capability” in this Annual Report.
As discussed in the section entitled “Business—Manufacturing and Supplies—Drug Product” in this Annual Report, we have executed a master contract manufacturing agreement with Orion to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates in addition to potential commercial supply quantities. We continue to work toward completion of technical transfer and manufacturing activities to provide the necessary regulatory registration batches of drug product for our planned NDA submission of SB206 for molluscum, and if any of our product candidates are approved, commercial supply of drug product. A completed manufacturing technology transfer to Orion will enable the manufacture of multiple assets for supply of clinical trial materials and, potentially, commercial quantities if any of our product candidates are approved.
As we move forward with these initiatives, we will need significant additional funding to continue our operating activities, including technical transfer and manufacturing activities with third party CMOs, development and utilization of internal capabilities and cost structure changes, and to make further advancements in our product development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report.
Supply Chain
We continue to assess the impact of COVID-19 on our supply chain and related vendors and global supply chain constraints across various industries, including interruption of, or delays in receiving, supplies of raw materials, API or drug product from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems. We are also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on our new facility. We expect to complete the commissioning and validation of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product, by the end of the first half of 2022. We are in the process of, and proceeding with the related preparatory activities associated with qualifying, commissioning and validating the manufacturing equipment for use in API production.
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
The timetable for development of our product candidates has been impacted and may face further disruption and our business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of our B-SIMPLE4 Phase 3 study and is one factor influencing the Company’s adjustment of its targeted SB206 submission timing, planned for no later than the fourth quarter of 2022. Therefore, we continue to assess any potential further impact of COVID-19 on our operations.
As we move forward with these initiatives, we will need significant additional funding to continue our operating activities, including technical transfer and manufacturing activities with third party CMOs, development and utilization of internal capabilities and cost structure changes, and to make further advancements in our product development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report.
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
Corporate Updates
Chief Commercial Officer
On November 2, 2021, we announced the appointment of Brian J. Johnson, MBA, as our Chief Commercial Officer. Mr. Johnson’s experience includes implementing commercial strategy and message development through tactical planning and execution at dermatology companies such as Ortho Pharmaceutical Corporation, Medicis, and Galderma. From 2015 to 2018, Mr. Johnson served as Chief Commercial Officer of Novan, where he led pre-commercial activities including the assessment of the molluscum contagiosum market opportunity and the acne market sizing and segmentation project.
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
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the June 2021 Public Offering.

Reverse Stock Split
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
All references to numbers of shares of common stock and per-share information in this Annual Report have been adjusted retroactively, as appropriate, to reflect the Reverse Stock Split.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the Reverse Stock Split.

Paycheck Protection Program
On April 22, 2020, we entered into a promissory note for an unsecured loan in the amount of approximately $1.0 million under the Paycheck Protection Program, or PPP. The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, and is administered by the U.S. Small Business Administration. The loan to the Company under the PPP was made through PNC Bank, National Association. We applied for and during the second quarter of 2021 received notification of forgiveness of the entire loan balance, including any accrued interest.
See “Note 9—Paycheck Protection Program” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the Loan.

Triangle Business Center Facility Lease
On January 18, 2021, we entered into a lease with an initial term expiring in 2032, which has subsequently been amended, for 19,265 rentable square feet located in Durham, North Carolina. This site serves as our corporate headquarters and will support various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a primary, or secondary backup, component of a potential future commercial supply chain.
We are preparing our new location to support various cGMP activities, including research and development and small-scale manufacturing capabilities, as described in the section entitled “Business—Manufacturing and Supplies” in this Annual Report.
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

We have never generated revenue from product sales and have incurred net losses in each year since inception. As of December 31, 2021, we had an accumulated deficit of $279.0 million, and there is substantial doubt about our ability to continue as a going concern. We incurred net losses of $29.7 million and $29.3 million in the years ended December 31, 2021 and 2020, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report for further discussion of our current liquidity and our future funding needs.
Components of our Results of Operations
Revenue
License and collaboration revenue consists of the amortization of certain fixed and variable consideration under the Amended Sato Agreement that (i) has been received to date in the form of upfront and milestone payments; or (ii) are future, non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events. This consideration is being recognized on a straight-line basis over the estimated performance period.
In November 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including evaluation of potential lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206 including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, we concluded that a prospective delay in Sato’s overall SB206 development plan had occurred. We estimated the program timeline to be extended by 1.75 years from our previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.

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
From our incorporation through December 31, 2021, we have incurred approximately $202.3 million in research and development expenses to develop, expand or otherwise improve our nitric oxide platform and resulting product candidates. This amount is net of $10.5 million of aggregate contra-research and development expense representing amortization of the liability related to the $12.0 million of funding received from Ligand to pursue the development and regulatory approval of SB206. For the year ended December 31, 2021, and 2020, we recognized amortization, or a decrease in contra-research and development expense, of $0.1 million and $2.2 million respectively.
For a description of the methodology and assumptions used to recognize the ratable amortization of this liability, as well as other information about the Funding Agreement with Ligand, please see “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report.
The table below sets forth our research and development expenses incurred for external clinical programs and the related product candidates, and other research and development expenses for the years ended December 31, 2021 and 2020. Other research and development expenses include: (i) all preclinical program and development costs, including WH504, WH602 and SB019; (ii) manufacturing capability and campaign costs; (iii) external costs to establish drug substance and drug product manufacturing capabilities at third-party CMOs; (iv) facility and infrastructure costs, excluding capital costs subject to depreciation; and (v) costs related to all research and development salaries and related personnel costs.

	Year Ended December 31,
	2021	2020
	(in thousands)
External clinical programs:
SB204	$22	$—
SB206 (1)	9,948	8,556
SB414	2	271
Other research and development	10,444	10,987
Total research and development expenses	$20,416	$19,814

(1)Amounts shown net of $0.1 million and $2.2 million of contra-research and development expense recorded for the years ended December 31, 2021 and 2020, respectively, related to the Funding Agreement with Ligand described in the section entitled “Business—Research and Development Arrangements” in this Annual Report and in “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements included in this Annual Report.

During the year ended December 31, 2021, our major clinical development activities were primarily associated with the continued conduct of our current SB206 Phase 3 clinical program activities. Our plan and timelines for further clinical development of SB206 have been and may be further impacted by the COVID-19 pandemic. We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on: (i) preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum; (ii) conducting drug manufacturing capability transfer activities to external third-party CMOs, including a drug delivery device technology enhancement project; (iii) developmental and regulatory activities for our SB019 program (Coronaviridae (COVID-19)), including a Phase 1 study, targeted for initiation in 2022; and (iv) preparatory activities for a potential Phase 3 study, targeted for initiation in 2023, related to SB204 as a treatment for acne.
We also expect to incur substantial costs in 2022 associated with our research and development personnel, and certain manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing operations at our new corporate headquarters, including capital costs subject to depreciation and various ongoing operating costs. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential SB206 commercialization strategies developed in conjunction with Syneos Health, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
The successful development and potential for regulatory approval of our product candidates is highly uncertain. At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our current product candidates or any future product candidates. This is due to the numerous risks and uncertainties associated with the development of product candidates. See the section entitled “Risk Factors” in this Annual Report for a discussion of the risks and uncertainties associated with our research and development projects.
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
We expect to continue to incur substantial general and administrative expenses in 2022 in support of our prelaunch strategy and commercial preparation activities for SB206. We may decide to revise our plans or the related timing associated with our prelaunch strategy and commercial preparation activities for SB206, depending on information we learn through our regulatory submission process and potential SB206 commercialization strategies developed in conjunction with Syneos Health.
We also expect to continue to incur substantial general and administrative expenses in 2022 in support of our operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities.
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
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
License and collaboration revenue	$2,822	$4,208	$(1,386)	(33)%
Government research contracts and grants revenue	136	712	(576)	(81)%
Total revenue	2,958	4,920	(1,962)	(40)%
Operating expenses:
Research and development	20,416	19,814	602	3%
General and administrative	12,343	11,271	1,072	10%
Impairment loss on long-lived assets	114	2,277	(2,163)	(95)%
Loss on facility asset group disposition	—	1,772	(1,772)	*
Total operating expenses	32,873	35,134	(2,261)	(6)%
Operating loss	(29,915)	(30,214)	299	(1)%
Other income (expense), net:
Interest income	13	51	(38)	(75)%
Gain on debt extinguishment	956	—	956	*
Other (expense) income	(746)	870	(1,616)	(186)%
Total other income (expense), net	223	921	(698)	(76)%
Net loss and comprehensive loss	$(29,692)	$(29,293)	$(399)	1%
* Not meaningful
Revenue
License and collaboration revenue of $2.8 million and $4.2 million for the years ended December 31, 2021 and 2020, respectively, was associated with our performance during the period and the related amortization of the non-refundable upfront and expected milestone payments under the Amended Sato Agreement. The change in revenue recognized for the years ended December 31, 2021 and 2020 relates to changes in estimates related to the expected duration of the combined SB204 and SB206 development program timeline. A change in estimate occurred in November 2020, and again in July 2021. The most recent change in estimate resulted in a program timeline extension of the performance period estimate to 10 years, completing in the first quarter of 2027. The material terms of the Amended Sato Agreement and related revenue recognition are described in “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report.
Government research contracts and grants revenue totaled $0.1 million and $0.7 million for the years ended December 31, 2021 and 2020, respectively. For the years ended December 31, 2021 and 2020, we recognized revenue of less than $0.1 million and $0.5 million, respectively, related to the $1.1 million grant we received in September 2019 from the DoD’s CDMRP as part of its Peer Reviewed Cancer Research Program. For the years ended December 31, 2021 and 2020, we recognized revenue of $0.1 million and $0.2 million, respectively, related to the $1.0 million grant we received in February 2020 from the NIH and to the $0.2 million grant received in September 2019 from the NIH.

Research and development expenses
Research and development expenses were $20.4 million for the year ended December 31, 2021, compared to $19.8 million for the year ended December 31, 2020. The net increase of $0.6 million, or 3% was primarily related to (i) a net $1.4 million increase in the SB206 program, (ii) a $0.5 million decrease in other research and development expenses and (iii) a $0.3 million decrease in our SB414 program.
In the SB206 program, we experienced (i) a $2.6 million decrease in gross clinical trial costs primarily due to the conduct and completion of the B-SIMPLE4 Phase 3 trial during the year ended December 31, 2021, compared to the relatively higher cost of B-SIMPLE4 Phase 3 trial start-up and conduct activities and B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trial wind down activities during the comparative year ended December 31, 2020, (ii) a $1.9 million increase in regulatory consulting services, stability and other analytical testing services, and CMC consulting services and materials in support of our planned SB206 NDA submission, and (iii) a $2.1 million decrease in contra-research and development expense from the ratable amortization of the Ligand Funding Agreement liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum. The SB206 clinical development activities conducted during the comparative period in 2020, including but not limited to the B-SIMPLE 1 and B-SIMPLE 2 Phase 3 trials, were eligible for Ligand contribution and associated amortized contra-research and development expense recognition, but the B-SIMPLE 4 Phase 3 trial conducted during a portion of the comparative year ended December 31, 2020 and during the current year ended December 31, 2021 was not eligible for Ligand contributions and therefore no contra-research and development expense was recognized against the gross B-SIMPLE 4 trial costs. During the year ended December 31, 2021 and 2020 we recorded $0.1 million and $2.2 million, respectively, of contra-research and development expense, related to amortization of the liability related to the Funding Agreement with Ligand, based on our reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval. Further information regarding our reassessment of the SB206 program is described in “Note 6—Research and Development Arrangements” to the accompanying consolidated financial statements.
The $0.5 million decrease in other research and development expenses was primarily driven by (i) a $1.6 million net decrease in research and development personnel costs, (ii) a $0.8 million net decrease in rent and depreciation expense following the reduction of our real estate footprint due to the exit and the lease termination of our former Morrisville, North Carolina facility completed in the third quarter of 2020, (iii) $0.3 million of discrete facility decommissioning costs incurred in the second and third quarters of 2020 associated with our former Morrisville, North Carolina facility, and (iv) a $0.7 million decrease in our preclinical, grant-funded WH602 and WH604 programs; partially offset by (i) $1.2 million costs incurred during the year ended December 31, 2021 related to our in vitro and in vivo studies to evaluate our SB019 product candidate as an intranasal treatment option for COVID-19, (ii) a $1.0 million net increase in external drug manufacturing technology transfer projects ongoing with our contract manufacturing partners, (iii) a $0.6 million net increase in other facility preparation and operating service costs, and (iv) $0.1 million costs incurred during the year ended December 31, 2021 associated with exploratory work to evaluate our new chemical entity, NVN4100, as a potential product candidate for antimicrobial indications in companion animal health.
The $1.6 million net decrease in research and development personnel costs is primarily due to (i) a $0.7 million decrease in non-cash compensation expense related to the change in the fair value of our Tangible Stockholder Return Plan, (ii) a $0.4 million decrease in non-cash compensation expense associated with stock option compensation, (iii) a $0.4 million decrease in discrete severance charges and retention incentive compensation associated with business realignment and personnel reduction actions taken during the first quarter of 2020, and (iv) a $0.1 million decrease in recurring salary and benefits costs due to a reduced number of research and development personnel between the two comparative periods.
General and administrative expenses
General and administrative expenses were $12.3 million for the year ended December 31, 2021, compared to $11.3 million during the year ended December 31, 2020. The increase of approximately $1.1 million, or 10% from the prior year was primarily due to (i) a $0.9 million increase in insurance premium expenses associated with our directors’ and officers’ liability policies, (ii) a $0.3 million net increase in general and administrative personnel and related costs, and (iii) a $1.9 million increase in SB206 prelaunch strategy and commercial preparation costs; partially offset by (i) $1.7 million of aggregate non-cash expense recognized during 2020 related to the issuance of commitment shares in consideration for entering into the June 2020 Aspire CSPA and July 2020 Aspire CSPA and (ii) a $0.3 million decrease in rent and depreciation expense following the reduction of our real estate footprint within our Morrisville, North Carolina facility after the lease termination completed in the third quarter of 2020.

The $0.3 million net increase in general and administrative personnel and related costs includes (i) a $0.3 million increase in cash-based compensation expenses related to a success bonus paid to all employees following the announcement of the positive top-line results of our B-SIMPLE 4 study and hiring bonuses for new employees and (ii) a $0.3 million increase in non-cash compensation expense associated with stock option compensation, which was offset with a $0.3 million decrease in non-cash compensation expenses related to the change in the fair value of our Performance Plan liability.
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
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in the consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the second quarter of 2021, we recognized a $0.1 million non-cash impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
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
Other income (expense), net
Other income (expense), net was $0.2 million income for the year ended December 31, 2021, compared to $0.9 million income for the year ended December 31, 2020. This change was primarily due to a $1.6 million negative impact of foreign currency exchange rate fluctuations over the comparative periods for certain time-based milestones related to the Amended Sato

Agreement, partially offset by a $1.0 million gain on debt extinguishment related to the forgiveness of our PPP loan in June 2021.
Liquidity and Capital Resources
As of December 31, 2021, we had an accumulated deficit of $279.0 million. We incurred net losses of $29.7 million and $29.3 million in the years ended December 31, 2021 and 2020, respectively, and there is substantial doubt about our ability to continue as a going concern. We anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our product candidates and potentially begin commercialization activities. We are subject to all of the risks inherent in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not expect to generate revenue from product sales unless and until we obtain regulatory approval from the FDA for our clinical-stage product candidates. If we obtain regulatory approval for any of our product candidates, we and/or our commercial partners and commercial solutions providers would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of December 31, 2021, we had a total cash and cash equivalents balance of $47.1 million and positive working capital of $43.0 million.
From January 1, 2020 through December 31, 2021, we have raised total equity and debt proceeds of $96.9 million to fund our operations, including (i) $37.2 million in net proceeds from the sale of common stock in the June 2021 public offering (as defined below); (ii) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 Public Offering (as defined below); (iii) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 Registered Direct Offering (as defined below); (iv) an additional $6.0 million of proceeds associated with exercises through December 31, 2021 of common warrants issued as part of the March 2020 Public Offering and March 2020 Registered Direct Offering; (v) $40.3 million in proceeds from the sale of common stock under the July 2020 Aspire CSPA and the common stock purchase agreements entered into with Aspire Capital dated August 30, 2019 and June 16, 2020; and (vi) less than $0.1 million of proceeds from the exercise of stock options. We also obtained a loan under the PPP (as defined below) of approximately $1.0 million in April 2020 to support certain qualified expenses, including payroll and rental expense, which is described below. The PPP loan was forgiven in June 2021.
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
We believe that our existing cash and cash equivalents balance as of December 31, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will provide us with adequate liquidity to fund our planned operating needs into the first quarter of 2023. This operating forecast and related cash projection includes: (i) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum, including costs to prepare for a pre-NDA meeting with the FDA and NDA-enabling drug stability studies for SB206; (ii) costs associated with the completion and readiness of our new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iii) conducting drug manufacturing activities with external third-party CMOs, including a drug delivery device technology enhancement project; (iv) developmental and regulatory activities for our SB019 program (Coronaviridae (COVID-19)), including a Phase 1 study, targeted for conduct in 2022; (v) preparatory activities for a potential Phase 3 study, targeted for initiation in 2023, related to SB204 as a treatment for acne; and (vi) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs, including executing the potentially registrational Phase 3 study of SB204 for acne; (b) progression of the SB019 program subsequent to execution of a Phase 1 study; (c) operating costs that could occur between a potential NDA submission for SB206 through NDA approval, specifically including marketing and commercialization efforts to achieve potential launch of SB206; and (d) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements or other transactions, our ability to access additional capital and our financial priorities.

Our ability to continue to operate our business, including our ability to advance development programs unrelated to SB206, as well as our ability to progress SB206 for molluscum subsequent to an NDA submission, is dependent upon our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including through potential sales using the remaining availability under the July 2020 Aspire CSPA; or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. There can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. We are also exploring the potential for strategic transactions, such as strategic acquisitions or in-licenses, sales or divestitures of some of our assets, or other potential strategic transactions, which could include a sale of the company. If we were to pursue such a transaction, we may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to us.
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
Purchase Agreements with Aspire Capital
Common Stock Purchase Agreements
On July 21, 2020, we entered into the July 2020 Aspire CSPA which provides that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital is committed to purchase up to an aggregate of $30.0 million of shares of our common stock at our request from time to time during the 30-month term of the July 2020 Aspire CSPA. The July 2020 Aspire CSPA replaced prior agreements with Aspire Capital entered into on August 30, 2019, or the 2019 Aspire CSPA, and June 15, 2020, or the June 2020 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25.0 million and $20.0 million, respectively.
For the years ended December 31, 2021 and 2020, total proceeds from the issuance of common stock related to the August 2019 Aspire CSPA, June 2020 Aspire CSPA and July 2020 Aspire CSPA were $6.3 million and $33.9 million, respectively.
As of December 31, 2021, the Company had $12.0 million in remaining availability for sales of its common stock under the July 2020 Aspire CSPA, subject to certain limitations.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the 2019 Aspire CSPA, the June 2020 Aspire CSPA and the July 2020 CSPA.
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
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements for additional information regarding the June 2021 Public Offering.

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
Paycheck Protection Program
On April 22, 2020, we entered into a promissory note, which was subsequently amended, or the Note, for an unsecured loan in the amount of approximately $1.0 million, or the Loan, under the Paycheck Protection Program, or the PPP. The PPP was established under the CARES Act and is administered by the United States Small Business Administration, or the SBA. The Loan to us was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan bears interest at a fixed rate of one percent (1%) per annum. We previously applied for and during the second quarter of 2021 received notification of forgiveness of the entire loan balance, including any accrued interest.
See “Note 9—Paycheck Protection Program” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the Loan.
Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek, pursuant to which Reedy Creek provided us funding in an initial amount of $25.0 million for us to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, as a treatment for molluscum, and advance programmatically other activities with respect to SB414, for atopic dermatitis, and SB204, for acne.
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
Licensing Arrangements
Expansion of Partnership with Sato in Japanese Territory
On October 5, 2018, we and Sato entered into the second amendment to the initial license agreement dated January 12, 2017, or the Sato Amendment. The initial license agreement had focused on the development and commercialization of SB204 for the treatment of acne vulgaris in Japan. The Sato Amendment also provides Sato with the exclusive rights to develop and commercialize SB206 and related dosage forms for the treatment of viral skin infections, including but not limited to molluscum contagiosum and external genital warts, in Japan. We have received approximately $28.8 million from Sato beginning January 2017 through December 31, 2021 under the Amended Sato Agreement, including (i) a $10.8 million upfront payment received following the execution of the agreement in January 2017; (ii) a $2.2 million payment related to the initiation of a Phase 1 trial in Japan in the third quarter of 2018; (iii) $11.2 million of installment payments received following the execution of the Sato Amendment; and (iv) a $4.6 million payment related to a time-based developmental milestone received in the second quarter of 2021. In addition to the upfront payment paid in three installments in 2018 and 2019 that we received from Sato under the terms of the Sato Amendment, the Sato Amendment also provides for an aggregate of 1.0 billion JPY in additional non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates in the future or the achievement of specified milestone events, of which we received 0.5 billion JPY in the second quarter of 2021.
See “Note 4—Licensing Arrangements” and “Note 5—Revenue Recognition” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the Amended Sato Agreement.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(24,777)	$(31,060)
Investing activities	(7,527)	(126)
Financing activities	44,093	52,814
Net increase in cash, cash equivalents and restricted cash	$11,789	$21,628

Net Cash Used in Operating Activities
During the year ended December 31, 2021, net cash used in operating activities was $24.8 million and consisted primarily of a net loss of $29.7 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $0.3 million, (ii) impairment of long-lived assets of $0.1 million, (iii) a foreign currency transaction loss of $0.8 million related to fair value adjustments for payments received and to be received under the Amended Sato Agreement, (iv) stock-based compensation expense of $0.3 million, (v) a $1.0 million gain on debt extinguishment related to forgiveness of the PPP loan, and (vii) a $4.3 million favorable change in cash related to changes in other operating assets and liabilities. The favorable net change in cash related to changes in assets and liabilities was primarily due to a $1.5 million increase in deferred revenue associated with (i) the recognition of license and collaboration revenue of $2.8 million associated with the Company’s performance during the period and (ii) a time-based developmental milestone payment that became due and payable as of December 31, 2021 of $4.3 million, a $0.7 million decrease in prepaid insurance, prepaid expenses and other current assets primarily related to a decrease in certain prepaid service contracts, a $0.3 million increase in accrued legal and professional fees, a $0.5 million increase in accounts payable, a $0.4 million increase in accrued compensation, a $1.4 million increase in other accrued expense, which included a $0.7 million increase related to goods and services associated with the planning, design and build-out of our new facility, and a $0.3 million net change in other long-term assets and liabilities. These increases were partially offset by a $0.7 million decrease in accrued outside research and development services.
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
Net Cash Used in Investing Activities
During the year ended December 31, 2021, the $7.5 million of net cash used in investing activities included purchases of property, equipment and services associated with the planning, design and build-out of our new corporate headquarters and small-scale manufacturing facility in Durham, North Carolina, offset by payments received related to the landlord funded tenant improvement allowance. As of December 31, 2021, we also had goods and services associated with the planning, design and build-out of our new facility of $1.5 million included in accounts payable and other accrued expenses in the accompanying balance sheets, which we expect to settle through cash payments during the first half of 2022.

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
Net Cash Provided by Financing Activities
During the year ended December 31, 2021, net cash provided by financing activities was $44.1 million and consisted primarily of (i) $37.6 million of proceeds from the sale of our common stock pursuant to the June 2021 Public Offering, (ii) $6.3 million of proceeds from the sale of our common stock pursuant to the July 2020 Aspire CSPA, (iii) $0.5 million of proceeds from the exercise of common warrants associated with the March 2020 Public Offering and March 2020 Registered Direct Offering, (iv) $0.1 million of proceeds from the exercise of stock options, partially offset by $0.4 million of payments of costs related to the June 2021 Public Offering.
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
Capital Requirements
As of December 31, 2021, we had a total cash and cash equivalents balance of $47.1 million and positive working capital of $43.0 million. To date, we have not generated any revenue from product sales. We do not know when, or if, we will generate any revenue from product sales. We do not expect to generate revenue from product sales unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization by a strategic partner or by ourselves. As of December 31, 2021, we had an accumulated deficit of $279.0 million, and there is substantial doubt about our ability to continue as a going concern.
We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates, and our funding needs will largely be determined by our commercialization strategy for SB206, subject to the NDA submission timing and the regulatory approval process and outcome. We are working with Syneos Health to focus on implementing the SB206 prelaunch strategy and commercial preparation, if approved by the FDA.
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
Our equity issuances during the year ended December 31, 2021, and 2020, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders.
As of December 31, 2021 we had 18,815,892 shares of common stock outstanding. In addition, as of December 31, 2021, we had reserved 3,065,953 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock, (ii) outstanding stock options and stock appreciation rights, and (iii) future issuance under the 2016 Incentive Award Plan. Our common stock consists of 200,000,000 authorized shares as of December 31, 2021.

If we are unable to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, it could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. We may pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation.
We are also exploring the potential for strategic transactions, such as strategic acquisitions or in-licenses, sales or divestitures of some of our assets, or other potential strategic transactions, which could include a sale of our business. If we were to pursue such a transaction, we may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to us. Alternatively, if we are unable to obtain significant additional funding on acceptable terms or progress with a strategic transaction, we could instead determine to dissolve and liquidate our assets or seek protection under the bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under the bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
•our ability to enter into strategic relationships and transactions to support the continued development and commercialization of certain product candidates and the success of those arrangements;
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

Contractual Obligations and Contingent Liabilities
Facility Leasing Transactions
In July 2020 we entered into a lease termination agreement, which provided for the early termination of the previously existing lease, as amended, for our former corporate headquarters in Morrisville, North Carolina. In connection with the termination of our lease, we entered into a sublease agreement, which was effective upon the termination of our previous lease agreement, through which we subleased from the new tenant space in the building that was covered by our previous lease. The sublease expired on March 31, 2021. In January 2021 we entered into a new lease agreement, pursuant to which we leased space located in Durham, North Carolina to serve as the Company’s new corporate headquarters and support various cGMP activities, as described in the section entitled “Business—Manufacturing and Supplies” in this Annual Report.

See the section entitled “Properties” in this Annual Report and “Note 8—Commitments and Contingencies” to the accompanying consolidated financial statements included in this Annual Report for additional information regarding the previous facility lease transaction, including the lease termination and sublease and the new facility lease.
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
We have accrued certain fees that we will pay to UNC and a third party in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2021, we had recorded capitalized contract acquisition costs of $0.3 million in prepaid expenses and other current assets and other assets and had accrued $0.1 million in the accompanying consolidated balance sheets. For the years ended December 31, 2021 and 2020 we paid fees totaling $0.1 and less than $0.1 million, respectively.
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
See “Note 2—KNOW Bio, LLC” to the accompanying consolidated financial statements included in this Annual Report for additional information on the sublicense agreement with KNOW Bio.
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
Tangible Stockholder Return Plan, or the Performance Plan
In August 2018, our board of directors approved and established the Performance Plan. We believed that the Performance Plan would help us attract, retain and incentivize the highly qualified resources that were and will be necessary to execute on our operating strategy. Executive management and the board of directors believe this plan clearly and directly ties long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. Unlike our historical practice of providing long-term incentives to our employees through annual stock option grants under the 2016 Plan at the then-current market price of our common stock, the Performance Plan only provides for employees to receive long-term incentive compensation payments if the established stock price targets ($111.70 per share and $254.50 per share, as adjusted) are achieved. The Performance Plan was adjusted on May 25, 2021 as a result of the 1-for-10 Reverse Stock Split, which correspondingly adjusted the two share price goals.
The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our common stock on the Nasdaq stock exchange for a thirty consecutive trading day period) that will trigger a distinct fixed bonus pool. The share price target for the first tranche is $111.70 per share. The share price target for the second tranche is $254.50 per share. The related contingent bonus pools for the first and second tranches are $25.0 million and $50.0 million, respectively. The compensation committee has discretion to distribute the bonus pool related to each tranche among eligible participants by establishing individual minimum bonus amounts before, as well as by distributing the remainder of the applicable pool after, the achievement of each tranche specific share price target. Otherwise, if we do not achieve one or both related share price targets, as defined, no portion of the bonus pools will be paid.
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
The Performance Plan was effective immediately upon approval and expires on March 1, 2022, and covers all employees, including our executive officers, consultants and other persons deemed eligible by our compensation committee. The Performance Plan was subsequently amended and restated to reflect minor changes in the timing for establishing minimum bonus amounts.
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
Development Services Agreement
We intend to pursue a dual strategy of identifying and designating a partner to become the primary third-party external supplier of our proprietary berdazimer sodium (NVN1000) drug substance to support long-term manufacturing needs, while preparing internal capabilities to support small-scale and short-term manufacturing needs, including manufacture of registration batches to support an SB206 NDA submission and initial commercialization inventory.
In July 2021, we entered into a development services agreement with a third-party full-scale API manufacturer for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of certain preliminary activities with this third-party API manufacturer and other preparatory activities, we would then plan to proceed with the third-party API manufacturer beyond the initial stages noted above, in which case we would expect to incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and certain quantities of its drug substance.
Drug Product Manufacturing
We have established a strategic alliance with Orion, a Finnish full-scale pharmaceutical company with broad experience in drug manufacturing. The alliance enables Orion to manufacture our topical nitric oxide-releasing product candidates on our behalf and on the behalf of our global strategic partners. We have executed a master contract manufacturing agreement to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates.
We enter into various statements of work, under the master contract manufacturing agreement, that govern certain workflows and deliverables, including production of drug product and other manufacturing related services. These statements of work generally provide for termination on notice, and, therefore, we believe that our non-cancelable obligations under these statements of work are not material.
Commercial Preparation
In September 2021, we announced that we engaged Syneos Health, a fully integrated biopharmaceutical solutions organization, as our commercial solutions provider for SB206 as a treatment for molluscum. This relationship with Syneos Health, structured as a fee-for-service arrangement, will focus on implementing the SB206 prelaunch strategy and commercial preparation, if approved by the FDA. The contracts related to Syneos generally provide for termination on notice, and, therefore, we believe that our non-cancelable obligations under these agreements are not material.
Other
We enter into contracts in the normal course of business, including, but not limited to, with clinical research organizations for clinical trials, clinical supply manufacturing, and preclinical research studies, and with manufacturing related vendors for raw materials, production related equipment, drug product and drug substance stability testing, supportive consultative services, and other products and services for operating purposes. These contracts generally provide for termination on notice, and, therefore, we believe that our non-cancelable obligations under these agreements are not material.
Off-Balance Sheet Arrangements
We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under SEC rules.

Net Operating Loss and Research and Development Tax Credit Carryforwards
As of December 31, 2021, we had federal and state NOLs of approximately $100.0 million and $62.9 million, respectively. The NOLs begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. Certain of our federal net operating losses have an indefinite carryforward. We have research and development tax credits of approximately $1.7 million to offset future federal taxes. These credits begin to expire in 2040.
We record a valuation allowance to offset any net deferred tax assets if, based upon the available evidence, it is more likely than not that we will not recognize some or all of the deferred tax assets. We have had a history of net losses since inception, and, as a result, we have established a 100% valuation allowance of $31.8 million for our net deferred tax assets as of December 31, 2021. If circumstances change and we determine that we will be able to realize some or all of these net deferred tax assets in the future, we will record an adjustment to the valuation allowance.
The Tax Reform Act of 1986 contains provisions which limit the ability to utilize the net operating loss carryforwards and general business credits, including the research and development credit in the case of certain events including significant changes in ownership interests. In accordance with Section 382 of the Code, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on our ability to utilize our NOL carryforwards created during the tax periods prior to the change in ownership.
During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31 2021, the Company completed an analysis under Sections 382 and 383 of the Code of its historical NOL and tax credit carryforward amounts. If an ownership change, as defined in Section 382, occurs, it results in a Section 382 limitation that applies to all NOLs and tax credits generated prior to the ownership change date that can be used to offset taxable income incurred after the ownership change date. The annual limitation is based on a company’s stock value prior to the ownership change, multiplied by the applicable federal long-term, tax-exempt interest rate. As a result, a portion of the prior year net operating loss and tax credit carryforwards were determined to be limited.
See “Note 13—Income Taxes” to the accompanying consolidated financial statements included in this Annual Report for further details. If an additional change in equity ownership occurs in the future which exceeds the Section 382 threshold, our NOL carryforwards and research and development credits may be subject to additional limitations. Since our net operating loss carryforwards are limited, if we have taxable income which exceeds the permissible yearly net operating loss carryforwards, we would incur a federal income tax liability even though net operating loss carryforwards would be available in future years.
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
We amortize the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs we incur during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States. The ratable Ligand funding has been presented within our accompanying consolidated statements of operations and comprehensive loss as an offset to research and development expenses associated with the SB206 program.
However, because the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12.0 million purchase price, we reported no restricted cash balance related to the Funding Agreement, as of December 31, 2021 in our consolidated balance sheet.
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
We assessed the warrants for appropriate equity or liability classification pursuant to our accounting policy described in “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report. During this assessment, we determined that (i) the warrants did not constitute a liability under ASC 480; (ii) the warrants met the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within our control; (iv) upon the occurrence of a fundamental transaction that is not within our control, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the warrants are indexed to our common stock; and (vi) the warrants met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, we concluded that the warrants were freestanding equity-linked derivative instruments that met the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
See “Note 10—Stockholders’ Equity (Deficit)” to the accompanying consolidated financial statements included in this Annual Report for additional discussion regarding the terms of the warrants and the applicable accounting treatment.
Pre-Funded Warrants
In the March 2020 Public Offering and March 2020 Registered Direct Offering, we also issued pre-funded warrants to purchase shares of our common stock. The pre-funded warrants did not provide each warrant holder with the option to settle any unexercised warrants for cash in the event of any fundamental transactions. In all fundamental transaction scenarios, the warrant holder was only entitled to receive from us or any successor entity the same type or form of consideration (and in the same proportion) that was being offered and paid to our stockholders in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The pre-funded warrants also included a separate provision whereby the exercisability of the warrants was limited if, upon exercise, the warrant holder or any of its affiliates would have beneficially owned more than 4.99% (or an amount up to 9.99% if the holder so elects) of our common stock.

We assessed the pre-funded warrants for appropriate equity or liability classification pursuant to our accounting policy described in “Note 1—Organization and Significant Accounting Policies” to the accompanying consolidated financial statements included in this Annual Report. During this assessment, we determined the pre-funded warrants were freestanding instruments that did not meet the definition of a liability pursuant to ASC 480 and did not meet the definition of a derivative pursuant to ASC 815. The pre-funded warrants were indexed to our common stock and met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, we concluded that the pre-funded warrants were freestanding equity-linked financial instruments that met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the pre-funded warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.

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
See “Note 11—Stock-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report for additional detail including the weighted average assumptions used in the Black-Scholes option-pricing model for awards granted in the years ended December 31, 2021 and 2020.
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
Tangible Stockholder Return Plan, or Performance Plan
On August 2, 2018, our board of directors approved and established the Tangible Stockholder Return Plan, which is a performance-based long-term incentive plan. The Performance Plan was effective immediately upon approval and expires on March 1, 2022. The Performance Plan is tiered, with two separate tranches, each of which has a distinct share price target (measured as the average publicly traded share price of our common stock on the Nasdaq stock exchange for a 30 consecutive trading day period) that will, if achieved, trigger a distinct fixed bonus pool. As adjusted for the Reverse Stock Split, the share price target for the first tranche and related bonus pool are $111.70 per share and $25.0 million, respectively. As adjusted for the Reverse Stock Split, the share price target for the second tranche and related bonus pool are $254.50 per share and $50.0 million, respectively.
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
The fair value of obligations under the Performance Plan are estimated using a Monte Carlo simulation approach. Our common stock price is simulated under the Geometric Brownian Motion framework under each simulation path. The other assumptions for the Monte Carlo simulation include the risk-free interest rate, estimated volatility and the expected term. Expected stock price volatility is based on our actual historical volatility over a historical period equal to the expected remaining life of the plan, adjusted for certain market considerations and other factors. The fair value of the underlying common stock is the published closing market price by Nasdaq as of each reporting date, as adjusted for significant events, as necessary. The risk-

free interest rate is based on the United States Treasury yield curve in effect on the date of valuation equal to the remaining expected life of the plan. The dividend yield percentage is zero because we do not currently pay dividends, nor do we intend to do so during the expected term of the plan. The expected life of bonus awards under the Performance Plan is assumed to be equivalent to the remaining contractual term based on the estimated service period including the service inception date of the plan participants and the contractual end of the Performance Plan.
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

Item 8. Financial Statements and Supplementary Data.

NOVAN, INC.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
Novan, Inc.
Durham, North Carolina
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Novan, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Sato License Agreement Development Period
As described in Notes 4 and 5 to the Company’s consolidated financial statements, the Company has entered into a license agreement with Sato Pharmaceutical Co., Ltd. (“Sato”), as amended, which granted Sato the right and license to develop, use and sell products in Japan that incorporate certain of the Company’s intellectual property rights. Revenue under the license agreement is recognized over Sato’s estimated development period in Japan. Each reporting period, the Company reassesses the estimated development period for the license agreement for purposes of revenue recognition.
We have identified management’s estimate of the development period for the Sato license agreement as a critical audit matter. Determination of the development period requires management to estimate the progress of Sato’s advancement of drug candidates incorporating certain of the Company’s intellectual property rights through Japanese clinical trials. Auditing management’s estimates with respect to the development period required increased auditor judgment due to the inherent uncertainty involved in the clinical development process.
The primary procedures we performed to address this critical audit matter included:
•Confirming management’s current estimate of the development period with Sato professionals involved in the development of the drug candidates incorporating the Company’s licensed intellectual property.
•Assessing management’s estimate of the development period through discussions with the Company’s clinical development professionals knowledgeable about the current progression of the drug candidates incorporating the Company’s intellectual property through the approval process in Japan.
•Remaining alert for information contradictory to management’s estimate of the development period to determine the completeness of considerations made by management.
•Reviewing meeting minutes and development timelines from the joint development committee as well as communications with manufacturing parties and clinical research organizations for consistency with management’s estimate of the development period.

/s/ BDO USA, LLP
We have served as the Company's auditor since 2018.
Raleigh, North Carolina
February 18, 2022

NOVAN, INC.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$47,085	$35,879
Contracts and grants receivable	4,473	4,863
Prepaid insurance	1,697	1,818
Prepaid expenses and other current assets	766	1,333
Other current asset related to leasing arrangement, net	109	—
Assets held for sale	—	114
Total current assets	54,130	44,007
Restricted cash	583	—
Intangible assets	75	75
Other assets	278	341
Property and equipment, net	12,201	2,406
Right-of-use lease assets	1,693	—
Total assets	$68,960	$46,829
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,170	$1,192
Accrued compensation	1,543	1,154
Accrued outside research and development services	194	930
Accrued legal and professional fees	427	168
Other accrued expenses	2,824	801
Deferred revenue, current portion	2,586	2,990
Paycheck Protection Program loan, current portion	—	478
Research and development service obligation liability, current portion	1,406	987
Total current liabilities	11,150	8,700
Deferred revenue, net of current portion	10,665	8,238
Paycheck Protection Program loan, net of current portion	—	478
Operating lease liabilities, net of current portion	3,613	—
Research and development service obligation liability, net of current portion	142	649
Research and development funding arrangement liability	25,000	25,000
Other long-term liabilities	71	787
Total liabilities	50,641	43,852
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of December 31, 2021 and 2020; 18,816,842 and 14,570,959 shares issued as of December 31, 2021 and 2020, respectively; 18,815,892 and 14,570,009 shares outstanding as of December 31, 2021 and 2020, respectively	2	1
Additional paid-in-capital	297,441	252,408
Treasury stock at cost, 950 shares as of December 31, 2021 and 2020	(155)	(155)
Accumulated deficit	(278,969)	(249,277)
Total stockholders’ equity	18,319	2,977
Total liabilities and stockholders’ equity	$68,960	$46,829

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020

License and collaboration revenue	$2,822	$4,208
Government research contracts and grants revenue	136	712
Total revenue	2,958	4,920
Operating expenses:
Research and development	20,416	19,814
General and administrative	12,343	11,271
Impairment loss on long-lived assets	114	2,277
Loss on facility asset group disposition	—	1,772
Total operating expenses	32,873	35,134
Operating loss	(29,915)	(30,214)
Other (expense) income, net:
Interest income	13	51
Gain on debt extinguishment	956	—
Other (expense) income	(746)	870
Total other (expense) income, net	223	921
Net loss and comprehensive loss	$(29,692)	$(29,293)
Net loss per share, basic and diluted	$(1.74)	$(2.96)
Weighted-average common shares outstanding, basic and diluted	17,065,932	9,880,812

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share amounts)

			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2019	2,673,480	$—	$197,856	$(155)	$(219,984)	$(22,283)
Stock-based compensation	—	—	991	—	—	991
Common stock and pre-funded warrants issued pursuant to public offering, net	1,549,860	—	5,158	—	—	5,158
Exercise of pre-funded warrants related to public offering	433,333	—	—	—	—	—
Common stock and pre-funded warrants issued pursuant to registered direct offering, net	1,055,000	1	7,224	—	—	7,225
Exercise of pre-funded warrants related to registered direct offering	805,465	—	—	—	—	—
Exercise of common stock warrants	1,845,917	—	5,538	—	—	5,538
Common stock issued pursuant to common stock purchase agreements	6,205,804	—	35,636	—	—	35,636
Exercise of stock options	1,150	—	5	—	—	5
Net loss	—	—	—	—	(29,293)	(29,293)
Balance as of December 31, 2020	14,570,009	$1	$252,408	$(155)	$(249,277)	$2,977
Stock-based compensation	—	—	941	—	—	941
Extinguishment of fractional shares resulting from reverse stock split	(37)	—	—	—	—	—
Common stock issued pursuant to public offering, net	3,636,364	—	37,236	—	—	37,236
Exercise of common stock warrants	103,551	—	461	—	—	461
Common stock issued pursuant to common stock purchase agreements	493,163	1	6,333	—	—	6,334
Exercise of stock options	12,842	—	62	—	—	62
Net loss	—	—	—	—	(29,692)	(29,692)
Balance as of December 31, 2021	18,815,892	$2	$297,441	$(155)	$(278,969)	$18,319

The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020
Cash flow from operating activities:
Net loss	$(29,692)	$(29,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	344	1,170
Impairment loss on long-lived assets	114	2,277
Non-cash loss on facility asset group disposition	—	767
Stock-based compensation	275	1,308
Non-cash cost of shares issued to Aspire Capital as commitment fee	—	1,695
Foreign currency transaction loss	820	—
Gain on debt extinguishment	(956)	—
Loss on disposal and write-offs of property and equipment	—	66
Changes in operating assets and liabilities:
Contracts and grants receivable	47	(4,444)
Prepaid insurance, prepaid expenses and other current assets	688	(1,548)
Accounts payable	544	(427)
Accrued compensation	389	717
Accrued outside research and development services	(736)	(83)
Accrued legal and professional fees	259	(448)
Other accrued expenses	1,377	(38)
Deferred revenue	1,525	(276)
Research and development service obligation liability	(88)	(2,179)
Other long-term assets and liabilities	313	(324)
Net cash used in operating activities	(24,777)	(31,060)
Cash flow from investing activities:
Purchases of property and equipment	(9,050)	(648)
Landlord reimbursement of tenant improvement allowance	1,523	—
Proceeds from the sale of property and equipment	—	522
Net cash used in investing activities	(7,527)	(126)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	37,600	12,577
Proceeds from exercise of common stock warrants	461	5,538
Proceeds from Paycheck Protection Program loan	—	956
Proceeds from issuance of common stock under common stock purchase agreement	6,334	33,941
Payments related to public offering costs	(364)	(178)
Payments of offering costs related to new registration statement	—	(25)
Proceeds from exercise of stock options	62	5
Net cash provided by financing activities	44,093	52,814
Net increase in cash, cash equivalents and restricted cash	11,789	21,628
Cash, cash equivalents and restricted cash as of beginning of period	35,879	14,251
Cash, cash equivalents and restricted cash as of end of period	$47,668	$35,879
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs reclassified to additional paid-in capital	$364	$16
Purchases of property and equipment with accounts payable and accrued expenses	$1,471	$382
Right-of-use assets obtained in exchange for lease liabilities	$1,693	$—
Non-cash gain on debt extinguishment from forgiveness of Paycheck Protection Program loan	$956	$—

Reconciliation to consolidated balance sheets:
Cash and cash equivalents	$47,085	$35,879
Restricted cash	583	—
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$47,668	$35,879

 The accompanying notes are an integral part of these consolidated financial statements

NOVAN, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar values in thousands, except per share data)
Note 1: Organization and Significant Accounting Policies
Business Description and Basis of Presentation
Novan, Inc. (“Novan” and together with its subsidiaries, the “Company”), is a North Carolina-based pre-commercial nitric oxide-based pharmaceutical company focused on dermatology and anti-infective therapies. The Company leverages its proprietary nitric oxide based technology platform, Nitricil™, to generate macromolecular new chemical entities. Novan was incorporated in January 2006 under the state laws of Delaware. Its wholly-owned subsidiary, Novan Therapeutics, LLC was organized in 2015 under the state laws of North Carolina. On March 14, 2019, the Company completed registration of a wholly-owned Ireland-based subsidiary, Novan Therapeutics, Limited.
The accompanying consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Additionally, the report of the Company’s independent registered public accounting firm (PCAOB ID #243) on the Company’s consolidated financial statements as of and for the year ended December 31, 2021, included an explanatory paragraph indicating that there is substantial doubt about the Company’s ability to continue as a going concern, as further discussed below.
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
All disclosures of shares and per share data in the consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented, and certain amounts within the consolidated balance sheets and consolidated statements of stockholders’ equity (deficit) were reclassified between common stock and additional paid-in capital.
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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•The Company has reported a net loss in all fiscal periods since inception and, as of December 31, 2021, the Company had an accumulated deficit of $278,969.
•As of December 31, 2021, the Company had a total cash and cash equivalents balance of $47,085.

•As described in Note 10—Stockholders’ Equity (Deficit), in June 2021 the Company completed a public offering of its common stock pursuant to the Company’s shelf registration statement (the “June 2021 Public Offering”). Net proceeds from the offering were approximately $37,236 after deducting underwriting discounts and commissions and offering expenses of approximately $2,764.
•As described in Note 10—Stockholders’ Equity (Deficit), in July 2020 the Company entered into a common stock purchase agreement (the “July 2020 Aspire CSPA”) with Aspire Capital Fund, LLC (“Aspire Capital”). The July 2020 Aspire CSPA replaced the prior common stock purchase agreement, dated as of June 15, 2020, between the Company and Aspire Capital (the “June 2020 Aspire CSPA”), which was fully utilized. During the year ended December 31, 2021, the Company received aggregate net proceeds of $6,334 from sales under the July 2020 Aspire CSPA and, as of December 31, 2021, had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA, subject to certain limitations.
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
Based on the Company’s operating forecast, it believes that its existing cash and cash equivalents balance as of December 31, 2021, plus expected contractual payments to be received in connection with existing licensing agreements, will not provide it with adequate liquidity for one year from the date of the issuance of the consolidated financial statements. This operating forecast and related cash projection includes: (i) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum, including costs to prepare for a pre-NDA meeting with the FDA and NDA-enabling drug stability studies for SB206; (ii) costs associated with the completion and readiness of its new corporate headquarters and manufacturing capability necessary to support small-scale drug substance and drug product manufacturing; (iii) conducting drug manufacturing activities with external third-party contract manufacturing organizations (“CMOs”), including a drug delivery device technology enhancement project; (iv) developmental and regulatory activities for its SB019 program (Coronaviridae (COVID-19)), including a Phase 1 study, targeted for conduct in 2022; (v) preparatory activities for a potential Phase 3 study, targeted for initiation in 2023, related to SB204 as a treatment for acne; and (vi) initial efforts to support potential commercialization of SB206, but excludes: (a) any potential costs associated with other late-stage clinical programs, including executing the potentially registrational Phase 3 study of SB204 for acne; (b) progression of the SB019 program subsequent to execution of a Phase 1 study; (c) operating costs that could occur between a potential NDA submission for SB206 through NDA approval, specifically including marketing and commercialization efforts to achieve potential launch of SB206; and (d) proceeds from any potential future sales of common stock under the July 2020 Aspire CSPA. The Company may decide to revise its development and operating plans or the related timing, depending on information it learns through its research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, its ability to enter into strategic arrangements or other transactions, its ability to access additional capital and its financial priorities. The Company will need significant additional funding to continue its operating activities, make further advancements in its product development programs and potentially commercialize any of its product candidates beyond those activities currently included in its operating forecast and related cash projection.

The Company does not currently have sufficient funds to commercialize any of its product candidates, if approved, and its funding needs will largely be determined by its commercialization strategy for SB206, subject to NDA submission timing and the regulatory approval process. The Company has engaged Syneos Health, a fully integrated biopharmaceutical solutions organization, as its commercial solutions provider for SB206. The Company’s relationship with Syneos Health will focus on implementing the SB206 prelaunch strategy and commercial preparation, if approved by the U.S. Food and Drug Administration.
The inability of the Company to obtain significant additional funding on acceptable terms, including through the utilization of the remaining amount available under the July 2020 Aspire CSPA, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company may pursue additional capital through equity or debt financings, including potential sales under the July 2020 Aspire CSPA, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s anticipated expenditure levels may change if it adjusts its current operating plan. Such actions could delay development timelines and have a material adverse effect on its business, results of operations, financial condition and market valuation.
The Company’s equity issuances during the year ended December 31, 2021 and 2020, have resulted in significant dilution to its existing stockholders. Any future additional issuances of equity, or debt convertible into equity, would result in further significant dilution to the Company’s existing stockholders. As of December 31, 2021 the Company had 18,815,892 shares of common stock outstanding. In addition, as of December 31, 2021, the Company had reserved 3,065,953 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock; (ii) outstanding stock options and stock appreciation rights; and (iii) future issuance under the 2016 Incentive Award Plan. As of December 31, 2021, the Company’s common stock consists of 200,000,000 authorized shares.
The Company is also exploring the potential for strategic transactions, such as strategic acquisitions or in-licenses, sales or divestitures of some of its assets, or other potential strategic transactions, which could include a sale of the Company. If the Company were to pursue such a transaction, it may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to the Company. Alternatively, if the Company is unable to obtain significant additional funding on acceptable terms or progress with a strategic transaction, it could instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company will be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources will be available for distributions to stockholders.
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
During the pandemic, the timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 study and is one factor influencing the Company’s adjustment of its targeted SB206 submission timing, planned no later than the fourth quarter of 2022. The Company previously articulated a targeted NDA submission of SB206 during the third quarter of 2022, however, due to factors including supply chain constraints, impacts of the COVID-19 pandemic, certain manufacturing related equipment issues and scheduling challenges, both within the Company’s corporate facility and with third-party CMOs, it has adjusted its expected timing accordingly. The Company continues to assess any further impact of COVID-19 on its operations.
In addition, the Company currently relies on third parties in connection with sourcing the raw materials used in the manufacture of its product candidates, transporting certain materials relating to its product candidates and manufacturing drug product. The Company continues to assess any further impact of COVID-19 on its supply chain and related vendors, and the impact of global supply chain constraints across various industries, including interruption of, or delays in receiving supplies of raw materials, active pharmaceutical ingredient (“API”) or drug product from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems. The Company is also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on its work to commission its new facility. The Company expects to complete the commissioning and validation of its new facility to support various research and development and current good manufacturing practice (“cGMP”), activities, including small-scale manufacturing capabilities for API and drug product, by the end of the first half of 2022.

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
Certain amounts in the Company’s consolidated balance sheet as of December 31, 2020 have been reclassified to conform to current presentation related to the May 25, 2021 Reverse Stock Split. The reclassified amount between common stock and additional paid-in capital was $13 as of December 31, 2020. These reclassifications had no impact on the Company’s consolidated stockholders’ equity or on the consolidated statements of operations and comprehensive loss or cash flows for the year ended December 31, 2020.
Immaterial Revision
During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31 2021, the Company completed an Internal Revenue Code Section 382 and 383 analysis of its historical net operating loss and tax credit carryforward amounts. As a result, a portion of the prior year net operating loss and tax credit carryforwards were determined to be limited. See Note 13—Income Taxes, for further details.
Cash and Cash Equivalents
The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include deposits and money market accounts.
Restricted Cash
Restricted cash as of December 31, 2021 includes funds maintained in a deposit account to secure a letter of credit for the benefit of the New Landlord (as defined below). See Note 8—Commitments and Contingencies for further information regarding the letter of credit and the New Lease (as defined below).
Concentration of Credit Risk
Financial instruments that potentially subject the Company to a concentration of credit risk consist principally of cash and cash equivalents. The Company places its cash and cash equivalents with financial institutions and these deposits may at times be in excess of insured limits.
Contracts and Grants Receivable
The Company carries its contracts and grants receivable net of an allowance for doubtful accounts. All receivables or portions thereof that are deemed to be uncollectible or that require excessive collection costs are written off to the allowance for doubtful accounts when it is probable that the receivable is unrecoverable. The Company actively reviews and evaluates its contracts and grants receivable, but no allowance for doubtful accounts has been considered necessary as of December 31, 2021 or 2020. Actual results could differ from the estimates that were used.
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
Leasehold improvements are amortized over the shorter of the life of the lease or the useful life of the improvements. Expenditures for maintenance and repairs are expensed as incurred. Improvements and betterments that add new functionality or extend the useful life of an asset are capitalized. Leases for real estate often include tenant improvement allowances, which the Company assesses according to applicable accounting guidance to determine the appropriate owner, and capitalizes such tenant improvement assets accordingly.
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
The Company elected the practical expedient to not separate non-lease components from the lease components. Fixed lease payments on operating leases are recognized over the expected term of the lease on a straight-line basis. Variable lease expenses that are not considered fixed are expensed as incurred. Fixed and variable lease expense on operating leases is recognized within operating expenses within the accompanying consolidated statements of operations and comprehensive loss. The Company has elected the short-term lease exemption and, therefore, does not recognize an ROU asset or corresponding liability for lease arrangements with an original term of 12 months or less.
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
As described in Note 8—Commitments and Contingencies, on July 16, 2020, the Company entered into a lease termination agreement, which provided for the early termination of the existing lease for the Company’s previous corporate headquarters and sole research, development and manufacturing facility. In contemplation of this transaction, during June 2020, the Company decommissioned the areas within the facility, as well as the associated equipment, that supported the Company’s large scale cGMP drug manufacturing capability in preparation for execution of the lease termination agreement. The performance of decommissioning activities as noted above was considered to be a triggering event that caused the Company to evaluate its long-lived assets for impairment as of June 29, 2020, principally its right of use lease asset and its property, plant and equipment, including leasehold improvements. See Note 16—Assets Held for Sale, Impairment Charges for a discussion of the Company’s evaluation of its long-lived assets for impairment. The Company also recorded an additional loss based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the year ended December 31, 2020. See Note 17—Asset Group Disposition for additional detail regarding the loss on the Company’s facility asset group disposition.
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
Government research contracts and grants revenue. Under the terms of the contracts and grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected from funding sources are recorded as contracts and grants receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by the Company with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants. See Note 5—Revenue Recognition for information regarding government grants.
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
Fair Value of Financial Instruments
The carrying values of cash equivalents, contracts and grants receivable, accounts payable and accrued liabilities as of December 31, 2021 and 2020 approximated their fair values due to the short-term nature of these items.
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
The Company did not record a federal or state income tax benefit for the years ended December 31, 2021 and 2020 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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

The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. As of December 31, 2021 and 2020, the Company accrued no interest and penalties related to uncertain tax positions.
Tax years 2018-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2018 are also open to examination to the extent of loss and credit carryforwards from those years.
In accordance with Section 382 of the Internal Revenue Code of 1986, as amended, a change in equity ownership of greater than 50% within a three-year period results in an annual limitation on the Company’s ability to utilize its net operating loss carryforwards and general business credits, including the research and development credits, created during the tax periods prior to the change in ownership.
During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31 2021, the Company completed an Internal Revenue Code Section 382 and 383 analysis of its historical net operating loss and tax credit carryforward amounts. As a result, a portion of the prior year net operating loss and tax credit carryforwards were determined to be limited. See Note 13—Income Taxes, for further details. If the Company experiences another change in equity ownership which exceeds the Section 382 threshold, the Company’s net operating loss carryforwards and research and development credits may be subject to additional limitations.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the years ended December 31, 2021 and 2020, comprehensive loss was equal to net loss.
Net Loss Per Share
Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period.
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the years ended December 31, 2021 and 2020 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	December 31,
	2021	2020
Warrants to purchase common stock (Note 10)	1,274,176	1,377,727
Stock options outstanding under the 2008 and 2016 Plans (Note 11)	517,303	190,449
Stock appreciation rights outstanding under the 2016 Plan (Note 11)	60,000	61,000
Inducement stock options outstanding (Note 11)	1,250	8,750
Segment and Geographic Information
The Company has determined that it operates in one segment. The Company uses its nitric oxide-based technology to develop product candidates. The Chief Executive Officer, who is the Company’s chief operating decision maker, reviews financial information on an aggregate basis for purposes of allocating resources and evaluating financial performance. The Company has only had limited revenue since its inception, but substantially all revenue was derived from licensing agreements originating in the United States. All of the Company’s long-lived assets are maintained in the United States
Although all operations are based in the United States, the Company generated revenue from its licensing partner in Japan of $2,822, or approximately 95% of total revenue during the year ended December 31, 2021, and $4,208, or approximately 86% of total revenue during the year ended December 31, 2020.

Recently Issued Accounting Standards
Accounting Pronouncements Adopted
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
In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. This guidance is intended to simplify the accounting for certain financial instruments with characteristics of liabilities and equity. This standard is effective for annual reporting periods beginning after December 15, 2021, including interim reporting periods within those annual reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted this ASU during the year ended December 31, 2021. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.
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
Sublicense of UNC and other third party intellectual property to KNOW Bio. The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from the University of North Carolina at Chapel Hill (“UNC”) under the Amended, Restated and Consolidated License Agreement dated June 27, 2012, as amended (the “UNC License Agreement”), and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the years ended December 31, 2021 and 2020.

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
Note 3: Research and Development Licenses
The Company has entered into various licensing agreements with universities and other research institutions under which the Company receives the rights, and in some cases substantially all of the rights, of the inventors, assignees or co-assignees to produce and market technology protected by certain patents and patent applications. The Company’s primary license agreement is with UNC and is described in further detail within the subsection below. The counterparties to the Company’s various other licensing agreements are the University of Akron Research Foundation, Hospital for Special Surgery, Strakan International S.a.r.l., which is a licensee of the University of Aberdeen, KIPAX AB and KNOW Bio. The Company is generally required to make milestone payments based on development milestones and will be required to make royalty payments based on a percentage of future sales of covered products or a percentage of sublicensing revenue. Costs to acquire rights under license agreements and pre-commercialization milestone payments are classified as research and development expenses in the accompanying consolidated statements of operations and comprehensive loss. Research and development expense recognized in connection with the incurrence of such costs totaled zero dollars during each of the years ended December 31, 2021 and 2020.
The Company is generally required by the various licensing agreements to reimburse the licensor for certain legal and other patent related costs. These costs are expensed as incurred and are classified as general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss. General and administrative expense recognized in connection with the incurrence of such costs totaled $137 and $103 during the years ended December 31, 2021 and 2020, respectively.
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
UNC License Agreement
The UNC License Agreement provides the Company with an exclusive license to issued patents and pending applications directed to the Company’s library of Nitricil compounds, including patents issued in the United States, Canada, Italy, Great Britain, France, Ireland, Germany, Finland, Spain, Sweden, Switzerland, Japan and Australia, with claims intended to cover NVN1000, the NCE for the Company’s current product candidates. The UNC License Agreement requires the Company to pay UNC up to $425 in regulatory and commercial milestones on a licensed product by licensed product basis and a running royalty percentage in the low single digits on net sales of licensed products. Licensed products include any products being developed by the Company or by its sublicensees.
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
The Company concluded that the following consideration would be included in the transaction price as they were (i) received prior to December 31, 2021, or (ii) payable upon specified fixed dates in the future and are not contingent upon clinical or regulatory success in Japan:
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
The following table presents the Company’s contract assets and contract liabilities balances for the periods indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2020	$4,843	$16,071	$11,228

December 31, 2021	$—	$13,251	$13,251

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2020	$2,990	$8,238	$11,228

December 31, 2021	$2,586	$10,665	$13,251
The Company has recorded the Sato Agreement and Amended Sato Agreement transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability; net of (ii) a contract asset).
The change in the net deferred revenue balance during the year ended December 31, 2021 was associated with (i) the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued

amortization of deferred revenue); (ii) the impact of foreign currency exchange rate fluctuations; and (iii) a time-based developmental milestone payment that became due and payable as of December 31, 2021. This time-based milestone payment represented a contract asset as of December 31, 2020 where as of December 31, 2021 the Company had an unconditional right to receive consideration of $4,345, based upon the passage of time. Therefore, as of December 31, 2021, the Company presented this milestone payment in contracts and grants receivable within its consolidated balance sheets.

During the years ended December 31, 2021 and 2020, the Company recognized $2,822 and $4,208, respectively, in license and collaboration revenue under this agreement. During the year ended December 31, 2021, the Company recognized expense of $500 related to foreign currency adjustments related to the contract asset, presented within other (expense) income, net within the accompanying consolidated statements of operations and comprehensive loss.
The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Amended Sato Agreement is probable of not resulting in a significant revenue reversal as of December 31, 2021 and therefore, is currently fully constrained and excluded from the transaction price.
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
In November of 2020, Sato determined its initial Japanese Phase 1 study for SB206 would require an amended design, including evaluation of potential lower dose strengths, to further refine dose tolerability in a subsequent Phase 1 study. Based upon (i) the need for an additional Phase 1 study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, the Company concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred. The Company estimated the program timeline to be extended by 1.75 years from its previous estimate, and a corresponding extension of the performance period estimate to 9.25 years, completing in the second quarter of 2026.
In late July 2021, Sato communicated an updated plan regarding its amended design for its additional Japanese Phase 1 study for SB206. The amended study design included evaluation of potential lower dose strengths, including potential further refinement in a subsequent dose tolerability study. As part of the communication regarding these Phase 1 studies, Sato also communicated an updated comprehensive timeline for the Japanese SB206 program. The updated timeline assumed that the 12% formulation is appropriate to proceed for development in Japan and is to be reassessed based on the findings of the Phase 1 study.
Based upon (i) the expected timing of the additional Phase 1 study, including a subsequent dose tolerability study; (ii) Sato’s estimated comprehensive developmental schedule for SB206, including additional post-Phase 1 clinical trials; and (iii) current and future Japanese clinical trial material manufacturing and technical transfer considerations, including the manufacturing site for drug product, the Company concluded that a prospective delay in Sato’s overall SB206 Japanese development plan had occurred. The Company estimated the program timeline to be extended by 0.75 years from its previous estimate, and a corresponding extension of the performance period estimate to 10 years, completing in the first quarter of 2027. The Company understands that the progression of the Japanese SB204 program could follow the same timeline as the Japanese SB206 program, subject to the nature of the results of Sato’s comprehensive asset developmental program, including SB206.
The change in estimate related to the increase in the expected duration of the combined SB204 and SB206 development program timeline that occurred in July 2021 resulted in a decrease of $34 in monthly license and collaboration revenue, as compared to amounts that would have been recorded under the previous timeline.

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
The estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The combined SB204 and SB206 development program timeline in Japan is continuously reevaluated by Sato and the Company, and may potentially be further affected by various factors, including: (i) the analyses, assessments and decisions made by the joint development committee and the applicable regulatory authorities, which will influence and establish the combined SB204 and SB206 Japan development program plan; (ii) the remaining timeline and progression of the SB206 NDA submission in the United States, which has been and may be further impacted by the COVID-19 pandemic; (iii) the API and drug product supply chain progression, including the Company’s in-house drug manufacturing capabilities; (iv) the Company’s manufacturing technology transfer projects with third-party CMOs; and (v) a drug delivery device technology enhancement project with a technology manufacturing vendor.
If the duration of the combined SB204 and SB206 development program timeline is further affected by the establishment or subsequent adjustments to, as applicable, the mutually agreed upon SB204 and SB206 development plan in the Japan territory, the Company will adjust its estimated performance period for revenue recognition purposes accordingly, as needed.
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
The Company has also accrued certain fees that it will pay to the third party and to UNC in the future upon receipt of non-contingent installment and milestone payments from Sato. As of December 31, 2021, the Company had recorded capitalized contract acquisition costs of $345 in prepaid expenses and other current assets and other assets, and had accrued $109 in the accompanying balance sheet. For the years ended December 31, 2021 and 2020, the Company paid fees totaling $115 and $0, respectively.
Performance Obligations under the Amended Sato Agreement
The net amount of existing performance obligations under long-term contracts unsatisfied as of December 31, 2021 was $13,251. The Company expects to recognize approximately 20% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property. This expedient specifically applied to the sales-based milestone payments that are present in the Amended Sato Agreement (3.9 billion JPY), as well as percentage-based royalty payments in the Amended Sato Agreement that are contingent upon future sales.
Government Contracts and Grant Revenue
The Company assessed the following federal grants in accordance with Topic 958 and concluded that both represent conditional non-exchange transactions.

In August 2019, the Company received a Phase 1 federal grant of approximately $223 (the “NIH Phase 1 Grant”) from the National Institutes of Health (the “NIH”). The funds are to be used to advance formulation development of a nitric oxide-containing intravaginal gel (WH602) designed to treat high-risk human papilloma virus (“HPV”) infections that can lead to cervical intraepithelial neoplasia (“CIN”). The specific focus is to ensure the nitric oxide delivery from the gel replicates doses of nitric oxide previously demonstrated to be effective against HPV in the Company’s clinical and in vitro studies. Revenue recognized under the NIH Phase 1 Grant was $0 and $29 during the years ended December 31, 2021 and 2020, respectively.
In February 2020, following the successful progression of the NIH Phase 1 Grant, the Company was awarded a Phase 2 federal grant of approximately $997 from the NIH (the “NIH Phase 2 Grant”) that will enable the conduct of IND-enabling toxicology and pharmacology studies and other preclinical activity with respect to WH602. The NIH Phase 2 Grant funds will be received by the Company in the form of periodic cost reimbursements as the underlying research and development activities are performed. The Company may be eligible to receive additional funding as part of the NIH Phase 2 Grant, subject to availability of NIH funds and satisfactory progress of the project during the initial 12-month term. Revenue recognized under the NIH Phase 2 Grant was $126 and $168 during the years ended December 31, 2021 and 2020, respectively.
In September 2019, the Company received a grant from the United States Department of Defense’s Congressionally Directed Medical Research Programs of approximately $1,113 as part of its Peer Reviewed Cancer Research Program. The grant supports the development of a non-gel formulation product candidate (WH504) designed to treat high-risk HPV infections that can lead to CIN, with well-characterized physical chemical properties suitable for intravaginal administration. In addition, the grant supports the evaluation of the effect of varying concentrations and treatment durations of berdazimer sodium (NVN1000) against HPV-18 in human raft cell culture in vitro studies. Revenue recognized under this grant was $10 and $515 during the years ended December 31, 2021 and 2020, respectively.
Note 6: Research and Development Arrangements
Royalty and Milestone Payments Purchase Agreement with Reedy Creek Investments LLC
On April 29, 2019, the Company entered into a royalty and milestone payments purchase agreement (the “Purchase Agreement”) with Reedy Creek Investments LLC (“Reedy Creek”), pursuant to which Reedy Creek provided funding to the Company in an initial amount of $25,000, for the Company to use primarily to pursue the development, regulatory approval and commercialization (including through out-license agreements and other third-party arrangements) activities for SB206, a topical gel with anti-viral properties being developed as a treatment for molluscum contagiosum, and advancing programmatically such activities with respect to SB204, a once-daily, topical monotherapy being developed for the treatment of acne vulgaris, and SB414, a topical cream-based product candidate being developed for the treatment of atopic dermatitis.
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

As such, the Company determined that the appropriate accounting treatment under ASC 730-20 was to record the initial proceeds of $25,000 as cash and cash equivalents, as the Company had the ability to direct the usage of funds, and a long-term liability within its classified balance sheet. The long-term liability will remain until the Company receives future milestones from other potential third parties, as defined within the Purchase Agreement, of which 25% will be contractually owed to Reedy Creek. If potential future milestones or other payments are received by the Company, and become partly due to Reedy Creek, the corresponding partial repayment to Reedy Creek will result in a ratable reduction of the total long-term obligation to repay the initial purchase price.
Development Funding and Royalties Agreement with Ligand Pharmaceuticals Incorporated
On May 4, 2019, the Company entered into a development funding and royalties agreement (the “Funding Agreement”) with Ligand Pharmaceuticals Incorporated (“Ligand”), pursuant to which Ligand provided funding to the Company of $12,000, for the Company to use to pursue the development and regulatory approval of SB206, a topical gel with anti-viral properties being developed as a treatment for molluscum contagiosum.
Pursuant to the Funding Agreement, the Company will pay Ligand up to $20,000 in milestone payments upon the achievement by the Company of certain regulatory and commercial milestones associated with SB206 or any product that incorporates or uses NVN1000, the API for the Company’s clinical stage product candidates, as a treatment for molluscum contagiosum. In addition to the milestone payments, the Company will pay Ligand tiered royalties ranging from 7% to 10% based on annual aggregate net sales of such products in the United States, Mexico or Canada.
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
The Company amortizes the liability ratably during each reporting period, based on the Ligand funding as a percentage of the total direct costs incurred by the Company during the reporting period related to the estimated total cost to progress the SB206 program to a regulatory approval in the United States. The ratable Ligand funding is presented within the accompanying consolidated statements of operations and comprehensive loss within research and development expenses associated with the SB206 program. During the three months ended June 30, 2020, the Company completed a reassessment of the estimated total cost to progress the SB206 program to a potential United States regulatory approval, including consideration of how such estimated costs may potentially be affected by various regulatory, clinical development, and drug manufacturing and supply factors. During this reassessment, the Company concluded that the incremental costs associated with the conduct of the B-SIMPLE4 Phase 3 trial would be excluded from the total cost basis used to amortize the liability because they were not contemplated within the Funding Agreement. The reassessment also concluded that the other projected costs to progress SB206 to a planned regulatory approval in the United States, most of which are regulatory costs associated with the NDA submission process, did not materially change and did not have a material effect on the amortization of the liability.
The initial restricted cash balance was also reduced ratably during interim reporting periods in 2019 in a manner consistent with the amortization method for the Ligand funding liability balance. As of December 31, 2019, the aggregate amount spent in accordance with the SB206 development budget on SB206 development activities had exceeded the $12,000 purchase price, causing the aforementioned repayment provision provided for in the Funding Agreement to no longer be enforceable. Therefore, the Company reported no restricted cash balance related to the Funding Agreement, as of December 31, 2021 or 2020 in its accompanying consolidated balance sheets.
For the years ended December 31, 2021 and 2020, the Company recorded $88 and $2,179 of amortization, respectively, within contra-research and development expense related to the SB206 developmental program, funded by Ligand. During the year ended December 31, 2021, after the announcement of the B-SIMPLE4 positive top-line results on June 11, 2021, the Company reassessed and identified additional estimated costs necessary to progress the SB206 program to a potential United States regulatory approval. As such, the estimated regulatory costs subject to the Ligand funding have increased from prior periods. The Company will continue to monitor and adjust its estimated regulatory costs, through approval, as needed.

Note 7: Property and Equipment, Net
Property and equipment consisted of the following:

	December 31,
	2021	2020
Computer equipment	$58	$67
Furniture and fixtures	23	34
Laboratory equipment	4,134	2,930
Office equipment	177	72
Leasehold improvements	9,391	562
Property and equipment, gross	13,783	3,665
Less: Accumulated depreciation and amortization	(1,582)	(1,259)
Total property and equipment, net	$12,201	$2,406
Depreciation and amortization expense was $344 and $1,170 for the years ended December 31, 2021 and 2020, respectively.
For the years ended December 31, 2021 and 2020, the Company had construction in progress amounts related to leasehold improvements of $7,485 and $562, respectively.
New Facility
As of December 31, 2021 and 2020, the Company had goods and services associated with the planning, design and build-out of its new facility of $451 and $17, respectively, included in accounts payable and $1,020 and $365, respectively, included in other accrued expenses in other current liabilities in the accompanying consolidated financial statements.
See Note 8—Commitments and Contingencies for details regarding the new facility and related lease.
Previous Facility Lease
During the second quarter of 2020, the Company met the relevant criteria for reporting certain property and equipment related to its previous facility as held for sale on June 29, 2020, and as a result, the Company stopped recording depreciation expense on that date, assessed the property and equipment assets for impairment pursuant to FASB Topic 360, Property, Plant, and Equipment, and reclassified the remaining carrying value of the assets held for sale as current assets in its consolidated balance sheets as of June 30, 2020.
Certain events and transactions occurred during the third quarter of 2020 that resulted in the disposition of assets and liabilities within the Company’s various disposal and asset groups, including the disposition of all assets and liabilities within the Company’s previous facility asset group on July 16, 2020 in conjunction with a lease termination transaction.
See Note 8—Commitments and Contingencies for further discussion regarding the previous facility lease termination transaction.
See Note 16—Assets Held for Sale, Impairment Charges for discussion regarding the impairments to property and equipment, net related to the previous facility lease.
See Note 17—Asset Group Disposition for further discussion related to the disposal of previous facility lease assets.
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
Previous Facility Lease - Hopson Road, Morrisville, North Carolina
In August 2015, the Company entered into a lease agreement for approximately 51,000 rentable square feet of facility space in Morrisville, North Carolina, commencing in April 2016 (the “Previous Facility Lease”). The initial term of the Previous Facility Lease extended through June 30, 2026. The Company had an option to extend the Previous Facility Lease by five years upon completion of the initial lease term, however, the renewal period was not included in the calculation of the lease obligation. As of June 30, 2020, the Company had approximately $7,900 in remaining minimum lease payments under the Previous Facility Lease.
On July 16, 2020, the Company entered into a Lease Termination Agreement (the “Termination Agreement”) with Durham Hopson, LLC (as successor-in-interest to Durham Hopson Road, LLC) (the “Landlord”), which provided for the early termination of the Previous Facility Lease, subject to certain conditions. Pursuant to the terms of the Termination Agreement, the Previous Facility Lease was terminated in connection with the Landlord entering into a lease with an unrelated third party (the “New Tenant”) for the premises in the building covered by the Previous Facility Lease (the “New Tenant Lease”), which commenced on July 16, 2020.
As consideration for the early termination of the Previous Facility Lease pursuant to the Termination Agreement, the Company paid $600 to the Landlord, $539 of which was remitted through the Company’s then existing security deposit under the Previous Facility Lease to the Landlord, and $61 of which was paid in cash. In addition, pursuant to the terms of a separate and stand-alone agreement between the Company and its real estate broker, the Company incurred a broker fee of $405 upon execution of the Termination Agreement. These costs directly associated with the execution of the Termination Agreement, which totaled $1,005 in aggregate, were included as part of the loss on disposition of the Company’s facility asset group, as described in Note 16—Assets Held for Sale, Impairment Charges.

In connection with the termination of the Previous Facility Lease pursuant to the Termination Agreement, the Company entered into a sublease agreement, which was effective upon the termination of the Previous Facility Lease and the commencement of the New Tenant Lease, through which the Company began to sublease from the New Tenant approximately 12,000 square feet (reduced to approximately 10,000 square feet after August 31, 2020) in the building that was covered by the Previous Facility Lease (the “Sublease”). The New Tenant and the Landlord entering into the New Tenant Lease was a condition precedent to the effectiveness of the termination of the Previous Facility Lease pursuant to the Termination Agreement, and, in connection with the termination of the Previous Facility Lease, the Landlord consented to the Sublease. The Sublease expired on March 31, 2021.
The Company operated its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities within the Morrisville, North Carolina facility underlying the Previous Facility Lease (the “Previous Facility”) pursuant to the Sublease during the first quarter of 2021, prior to taking possession of its New Facility, described below. However, the Company decommissioned the areas within the Previous Facility, as well as the associated equipment, that supported the Company’s large scale cGMP drug manufacturing capability in preparation for execution of the Termination Agreement. The Company incurred an aggregate of approximately $300 during the year ended December 31, 2020 for these decommissioning, environmental remediation and other preparatory services to ready the Previous Facility for the execution of the Termination Agreement. These costs were included within research and development expenses in the accompanying consolidated statements of operations and comprehensive loss.
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
In January 2021, the Company entered into a lease agreement for a location to serve as its new corporate headquarters and to support various cGMP activities, including research and development and small-scale manufacturing capabilities, described below.

New Facility Lease - Triangle Business Center, Durham, North Carolina
On January 18, 2021, the Company entered into a lease with an initial term expiring in 2032, as amended for 19,265 rentable square feet, located in Durham, North Carolina. This lease dated as of January 18, 2021, as amended (the “New Lease”), is by and between the Company and Copper II 2020, LLC (“New Landlord”), pursuant to which the Company is leasing space serving as its corporate headquarters and small-scale manufacturing site (the “New Facility” or “Premises”) located within the Triangle Business Center. The lease executed on January 18, 2021, as amended, was further amended on November 23, 2021 to expand the Premises by approximately 3,642 additional rentable square feet from 15,623 rentable square feet.
The Premises serves as the Company’s new corporate headquarters and has been and continues to be prepared to support various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a primary, or secondary backup, component of a potential future commercial supply chain.
The New Lease commenced on January 18, 2021 (the “Lease Commencement Date”). Rent under the New Lease commenced in October 2021 (the “Rent Commencement Date”). The term of the New Lease expires on the last day of the one hundred twenty-third calendar month after the Rent Commencement Date. The New Lease provides the Company with one option to extend the term of the New Lease for a period of five years, which would commence upon the expiration of the original term of the New Lease, with base rent of a market rate determined according to the New Lease; however, the renewal period was not included in the calculation of the lease obligation as the Company determined it was not reasonably certain to exercise the renewal option.
The monthly base rent for the Premises is approximately $40 for months 1-10 and approximately $49 for months 11-12, per the second amendment to the primary lease. Beginning with month 13 and annually thereafter, the monthly base rent will be increased by 3%. Subject to certain terms, the New Lease provides that base rent will be abated for three months following the Rent Commencement Date. The Company is obligated to pay its pro-rata portion of taxes and operating expenses for the building as well as maintenance and insurance for the Premises, all as provided for in the New Lease.
The New Landlord has agreed to provide the Company with a tenant improvement allowance in an amount not to exceed $130 per rentable square foot, totaling approximately $2,031, per the primary lease, inclusive of the first amendment, and $115 per rentable square foot, totaling $419, per the second amendment to the primary lease. The tenant improvement allowance will be paid over four equal installments corresponding with work performed by the Company. Pursuant to the terms of the New Lease, the Company delivered to the New Landlord a letter of credit in the amount of $583 as collateral for the full performance by the Company of all of its obligations under the New Lease and for all losses and damages the New Landlord may suffer as a result of any default by the Company under the New Lease. Cash funds maintained in a separate deposit account at the Company’s financial institution to fully secure the letter of credit are presented as restricted cash in non-current assets on the accompanying consolidated balance sheets.
Rent expense, including both short-term and variable lease components associated with the Previous Facility Lease, Sublease, and the New Lease was $467 and $550 for the years ended December 31, 2021 and 2020, respectively. Rent expense for leases less than one year in duration was $539 and $266 for the years ended December 31, 2021 and 2020, respectively.
The weighted average remaining lease term for the New Lease and weighted average discount rate for the New Lease are 10.17 years and 8.35%, respectively, as of December 31, 2021.

Future minimum lease payments, net of amounts expected to be received related to the tenant improvement allowance, as of December 31, 2021 were as follows:

Maturity of Lease Liabilities	Operating Lease
2022	$(448)
2023	608
2024	626
2025	645
2026	665
2027 and beyond	3,700
Total future undiscounted lease payments	$5,796
Add: reclassification of discounted net cash inflows to other current assets	$109
Less: imputed interest	$(2,292)
Total reported lease liability	$3,613
The table above reflects payments for an operating lease with a remaining term of one year or more, but does not include obligations for short-term leases. In addition, the net cash inflow related to the 2022 fiscal year presented above relates to the expected timing of the remaining tenant improvement allowance totaling $2,450 being funded by the New Landlord, which the Company reasonably expects to receive within the next twelve months, partially offset by expected lease payments for the corresponding period. During the year ended December 31, 2021, the Company received $1,523 related to payments as part of the total New Landlord funded tenant improvement allowance.
Components of lease assets and liabilities as of December 31, 2021 were as follows:

As of December 31, 2021
Leases
Assets
Other current asset related to leasing arrangement, net	$109
Right-of-use lease assets	1,693
Total assets	$1,802

Liabilities
Noncurrent operating lease liabilities	$3,613
Total lease liabilities	$3,613
The effective discounted value of the remaining tenant improvement allowance payments, of the total tenant improvement allowance of $2,450 being funded by the New Landlord, partially offset by the expected lease payments by the Company within the next twelve months results in a net balance of $109. This net amount is presented within the consolidated balance sheets as other current asset related to leasing arrangement, net as of December 31, 2021. Furthermore, this amount is also included in long-term lease liabilities within the consolidated balance sheets as of December 31, 2021.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities, including drug substance and drug product manufacturing technical transfer capabilities, production and supportive costs. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of December 31, 2021.
As of December 31, 2021, the Company had accrued technical transfer capabilities and production costs of $1,072 related to external third-party CMOs included in other accrued expenses in other current liabilities in the accompanying consolidated financial statements. There were no accrued technical transfer capabilities and production costs in other accrued expenses in other current liabilities in the accompanying consolidated financial statements for the year ended December 31, 2020.
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
Development Services Agreement
In July 2021, the Company entered into a development services agreement with a third-party full-scale API manufacturer for certain manufacturing process feasibility services including process familiarization, safety assessments, preliminary engineering studies, and initial process and analytical methods determination. Following the successful completion of certain preliminary activities with this third-party API manufacturer and other preparatory activities, the Company would then plan to proceed with the third-party API manufacturer beyond the initial stages noted above, in which case the Company expects to incur substantial costs associated with technical transfer efforts, capital expenditures, manufacturing capabilities, and certain quantities of its drug substance.
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
Compensatory Obligations
See Note 11—Stock-Based Compensation regarding the Stock Appreciation Rights granted in January 2020.
See Note 12—Tangible Stockholder Return Plan regarding the Tangible Stockholder Return Plan adopted in August 2018.
Note 9: Paycheck Protection Program
On April 22, 2020, the Company entered into a promissory note, which was subsequently amended (the “Note”), evidencing an unsecured loan in the amount of approximately $956 made to the Company (the “Loan”) under the Paycheck Protection Program (the “PPP”). The PPP was established under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the United States Small Business Administration (the “SBA”). The Loan was made through PNC Bank, National Association. Subject to the terms of the Note, the Loan’s interest rate was fixed at one percent (1%) per annum.
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
The Company previously applied for and during the second quarter of 2021 received notification of forgiveness of the entire loan balance, including any accrued interest. Based upon the Notice of Paycheck Protection Program Forgiveness Payment received by the Company from the SBA, as of June 14, 2021, the forgiveness of the principal balance of $956 is presented within the consolidated statements of operations and comprehensive loss as a gain on debt extinguishment.

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
At the Company’s Annual Meeting of Stockholders held on July 28, 2020 (the “2020 Annual Meeting”), the Company’s stockholders approved an amendment to the Company’s restated certificate of incorporation of the Company to effect a reverse stock split of the Company’s common stock at a ratio of not less than one-for-two and not more than one-for-fifteen, with such ratio and the implementation and timing of such reverse stock split to be determined by the Company’s board of directors in its sole discretion. On May 18, 2021, the Company’s board of directors approved a one-for-ten reverse stock split of the Company’s issued and outstanding common stock. On May 24, 2021, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment to the Restated Certification of Incorporation of the Company in order to effect the Reverse Stock Split. The Reverse Stock Split became effective as of 5:00 p.m. Eastern Time on May 25, 2021, and the Company’s common stock began trading on a split-adjusted basis on May 26, 2021. As a result of the Reverse Stock Split, on the effective date thereof, each outstanding ten (10) shares of common stock combined into and became one (1) share of common stock, and the number of the Company’s issued and outstanding shares of common stock was reduced to 15,170,678. The accompanying consolidated financial statements and related notes give retroactive effect to the Reverse Stock Split.
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
For the years ended December 31, 2021 and 2020, respectively, warrant holders exercised (i) a total of 10,000 and 1,845,917 CMPO Common Warrants, and (ii) 48,192 and none of the CMPO UW Warrants. As of December 31, 2021, there were 252,417 CMPO Common Warrants and 11,304 CMPO UW Warrants outstanding.
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
During the first six months of 2020, all of the RDO Pre-Funded Warrants were exercised in full, such that there were no more of the RDO Pre-Funded Warrants outstanding as of June 30, 2020. The RDO Pre-Funded Warrants had an exercise price of $0.001 per share.
The RDO PA Warrants have an exercise price of $5.375 per share and expire five years from the date of issuance. For the years ended December 31, 2021 and 2020, respectively, warrant holders exercised a total of 45,209 and none of the RDO PA Warrants. As of December 31, 2021, there were 10,605 RDO PA Warrants outstanding.

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
There were exercises of 150 warrants issued in the January 2018 Offering during the year ended December 31, 2021. There were no exercises of warrants issued in the January 2018 Offering during the year ended December 31, 2020.
The Company assessed the warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 1—Organization and Significant Accounting Policies. During this assessment, the Company determined that (i) the warrants did not constitute a liability under ASC 480; (ii) the warrants met the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within the control of the Company; (iv) upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the warrants are indexed to the Company’s common stock; and (vi) the warrants met all other conditions for equity classification under ASC 480 and ASC 815.
Based on the results of this assessment, the Company concluded that the warrants issued in January 2018 are freestanding equity-linked derivative instruments that met the criteria for the own-equity scope exception to derivative accounting under ASC 815. Accordingly, the warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
The following table presents the Company’s outstanding warrants to purchase common stock for the periods indicated.

	December 31,		Exercise Price Per Share
	2021	2020
Warrants to purchase common stock issued in the January 2018 Offering	999,850	1,000,000	$46.60
Warrants to purchase common stock issued in the March 2020 Public Offering	252,417	262,417	3.00
Underwriter warrants to purchase common stock associated with the March 2020 Public Offering	11,304	59,496	3.75
Placement agent warrants to purchase common stock issued in the March 2020 Registered Direct Offering	10,605	55,814	5.375
	1,274,176	1,377,727

The weighted average exercise price per share for warrants outstanding as of December 31, 2021 and 2020 was $37.24 and $34.77, respectively. For the years ended December 31, 2021 and 2020, total proceeds from the exercise of warrants was $461 and $5,538, respectively.
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
As of December 31, 2021, from the inception of the July 2020 Aspire CSPA, the Company has sold 2,221,040 shares of its common stock at an average price of $8.10 per share, including 555,555 shares of its common stock at $9.00 which the Company agreed to sell to Aspire Capital upon execution of the July 2020 Aspire CSPA, for total proceeds of $17,995. As of December 31, 2021, the Company had $12,005 in remaining availability for sales of its common stock under the July 2020 Aspire CSPA.
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
Under the terms of the June 2020 Aspire CSPA, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “June 2020 Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 30,000 shares of the Company’s common stock per business day, up to an aggregate of $20,000 of the Company’s common stock, at a per share price (the “June 2020 Purchase Price”) equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date; or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date could not exceed $500, unless otherwise mutually agreed. The parties could mutually agree to increase the number of shares of the Company’s common stock that may be purchased per trading day pursuant to the terms of the June 2020 Aspire CSPA to up to 200,000 shares.
In addition, on any date on which the Company submitted a June 2020 Purchase Notice to Aspire Capital in an amount equal to 30,000 shares, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “June 2020 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “June 2020 VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such June 2020 VWAP Purchase Notice was generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the June 2020 VWAP Purchase Date.
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
The June 2020 Aspire CSPA provided that the number of shares that could be sold pursuant to the June 2020 Aspire CSPA would be limited to 1,585,949 shares (the “June 2020 Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock on June 15, 2020, unless stockholder approval or an exception pursuant to the rules of the Company’s principal market, which was previously the Nasdaq Global Market, was obtained to issue more than 19.99%. This limitation would not apply if, at any time the June 2020 Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the June 2020 Aspire CSPA was equal to or greater than $4.14, which is the price equal to the closing sale price of the Company’s common stock immediately preceding the execution of the June 2020 Aspire CSPA. The Company was not required or permitted to issue any shares of common stock under the June 2020 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company could, in its sole discretion, determine whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock hereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
In consideration for entering into the June 2020 Aspire CSPA, upon satisfaction of certain conditions under the June 2020 Aspire CSPA, the Company issued to Aspire Capital 144,927 shares of the Company’s common stock (the “June 2020 Commitment Shares”). These June 2020 Commitment Shares valued at approximately $848 were recorded in June 2020 as non-cash costs of equity financing and included within general and administrative expenses in the accompanying consolidated statements of operations and comprehensive loss.
From the inception of the June 2020 Aspire CSPA to when it was terminated in connection with entering into the July 2020 Aspire CSPA, the Company sold 3,776,428 shares of its common stock at an average price of $5.30 per share, for total proceeds of $20,000. There was no remaining availability for sales of the Company’s common stock under the June 2020 Aspire CSPA when it was replaced by the July 2020 Aspire CSPA.
2019 Aspire Common Stock Purchase Agreement
On August 30, 2019, the Company entered into the 2019 Aspire CSPA, which provided that, upon the terms and subject to the conditions and limitations set forth therein, Aspire Capital was committed to purchase up to an aggregate of $25,000 of shares of the Company’s common stock at the Company’s request from time to time during the 30-month term of the Purchase Agreement. Concurrently with entering into the 2019 Aspire CSPA, the Company also entered into a registration rights agreement with Aspire Capital, in which the Company agreed to file one or more registration statements, as permissible and necessary to register under the Securities Act, registering the sale of the shares of the Company’s common stock that have been issued to Aspire Capital under the 2019 Aspire CSPA. On September 16, 2019, the Company filed with the SEC, a prospectus to the effective Registration Statement on Form S-1 (File No. 333-233632) registering 703,263 shares of common stock that could be offered to Aspire Capital from time to time under the 2019 Aspire CSPA.
Under the terms of the 2019 Aspire CSPA, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice (each, a “2019 Purchase Notice”), directing Aspire Capital (as principal) to purchase up to 10,000 shares of the Company’s common stock per business day, up to $25,000 of the Company’s common stock in the aggregate at a per share price (the “2019 Purchase Price”) equal to the lesser of (i) the lowest sale price of the Company’s common stock on the purchase date, or (ii) the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date. The aggregate purchase price payable by Aspire Capital on any one purchase date could not exceed $500.

In addition, on any date on which the Company submitted a 2019 Purchase Notice to Aspire Capital in an amount equal to 10,000 shares, the Company also had the right, in its sole discretion, to present Aspire Capital with a volume-weighted average price purchase notice (each, a “2019 VWAP Purchase Notice”) directing Aspire Capital to purchase an amount of stock equal to up to 30% of the aggregate shares of the Company’s common stock traded on its principal market on the next trading day (the “2019 VWAP Purchase Date”), subject to a maximum number of shares the Company may determine. The purchase price per share pursuant to such VWAP Purchase Notice was generally 97% of the volume-weighted average price for the Company’s common stock traded on its principal market on the VWAP Purchase Date.
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
The 2019 Aspire CSPA provided that the number of shares that may be sold pursuant to the 2019 Aspire CSPA would be limited to 521,134 shares (the “2019 Exchange Cap”), which represented 19.99% of the Company’s outstanding shares of common stock on August 30, 2019, unless stockholder approval or an exception pursuant to the rules of the Company’s principal market, which was previously the Nasdaq Global Market, was obtained to issue more than 19.99%. This limitation did not apply if, at any time the 2019 Exchange Cap was reached and at all times thereafter, the average price paid for all shares issued under the 2019 Aspire CSPA was equal to or greater than $21.70, which was the closing sale price of the Company’s common stock immediately preceding the execution of the 2019 Aspire CSPA. The Company was not required or permitted to issue any shares of common stock under the 2019 Aspire CSPA if such issuance would breach its obligations under the rules or regulations of the Nasdaq Global Market. The Company could have, in its sole discretion, determined whether to obtain stockholder approval to issue more than 19.99% of its outstanding shares of Common Stock thereunder if such issuance would require stockholder approval under the rules or regulations of the Nasdaq Global Market.
In consideration for entering into the 2019 Aspire CSPA, concurrently with the execution of the 2019 Aspire CSPA, the Company issued to Aspire Capital 34,562 shares of the Company’s common stock (the “Commitment Shares”). These Commitment Shares valued at $750 were recorded in August 2019 as non-cash costs of equity financing and charged against additional paid-in capital.
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

From the inception of the 2019 Aspire CSPA to when it was terminated in connection with entering into the June 2020 Aspire CSPA, the Company sold an aggregate of 486,571 shares of its common stock at an average price of $6.22 per share, for total proceeds of $3,026. The total shares of common stock sold, combined with the 34,562 Commitment Shares issued, resulted in a total of 521,133 shares issued under the 2019 Aspire CSPA from the inception of the agreement to its termination. As the 2019 Exchange Cap was met, there was no remaining availability for sales of the Company’s common stock under the 2019 Aspire CSPA when it was replaced by the June 2020 Aspire CSPA.

For the years ended December 31, 2021 and 2020, total proceeds from the issuance of common stock related to the 2019 Aspire CSPA, June 2020 Aspire CSPA and July 2020 Aspire CSPA was $6,334 and $33,941, respectively.
Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of December 31, 2021 and 2020. There were 18,815,892 and 14,570,009 shares of common stock outstanding as of December 31, 2021 and 2020, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	December 31,
	2021	2020
Outstanding warrants to purchase common stock	1,274,176	1,377,727
Outstanding stock options (Note 11)	518,553	199,199
Outstanding stock appreciation rights (Note 11)	60,000	61,000
For possible future issuance under the 2016 Stock Plan (Note 11)	1,213,224	52,378
	3,065,953	1,690,304
Related Party Stock Repurchase
In April 2016, the Company repurchased 950 shares of its common stock for an aggregate price of $155 from an executive of the Company who was also a member of the Company’s board of directors at that time. The repurchase of these shares is recorded as treasury stock on the accompanying consolidated balance sheets as of December 31, 2021 and 2020.
Preferred Stock
The Company’s restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of December 31, 2021 and 2020.
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
An aggregate of 83,333 shares of the Company’s common stock were initially available for issuance under awards granted pursuant to the 2016 Plan, which shares may be authorized but unissued shares, treasury shares, or shares purchased in the open market. On June 5, 2017, the Company’s stockholders approved an amendment to the 2016 Plan to increase the aggregate number of shares of common stock that may be issued pursuant to awards under the 2016 Plan by an additional 120,000 shares. All other material terms of the 2016 Plan otherwise remained unchanged.
On July 31, 2019, the Company’s stockholders approved an amendment to the 2016 Plan, to increase the number of shares reserved under the 2016 Plan by 100,000 and to increase the award limit on the maximum aggregate number of shares of the Company’s common stock that may be granted to any one person during any calendar year from 25,000 to 100,000 shares of the Company’s common stock. All other material terms of the 2016 Plan otherwise remain unchanged.
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
As of December 31, 2021, there were 1,213,224 shares available for future issuance under the 2016 Plan.
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
Stock Appreciation Rights
Effective December 17, 2019, the Company entered into an amended and restated employment agreement with Paula Brown Stafford (the “Amended and Restated Stafford Employment Agreement”). On January 6, 2020, following the release of top-line results of the Company’s Phase 3 molluscum clinical program as provided in the Amended and Restated Stafford Employment Agreement, 60,000 stock appreciation rights (“SARs”) were granted to Mrs. Stafford with an exercise price of $8.20 per share (the fair market value of the Company’s common stock on the grant date) and with a ten-year term (the “Stafford SAR Award”). The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of the Company’s common stock were not available under the 2016 Plan or if the Company failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. Such shares became available under the 2016 Plan on February 1, 2020, and the SARs were no longer considered granted on a contingent basis and are classified as equity-based awards. The Stafford SAR Award vested quarterly and was vested in full as of December 31, 2021.
During the years ended December 31, 2021 and 2020, the Company recorded employee stock-based compensation expense related to SARs of $115 and $151, respectively. As of December 31, 2021, there were a total of 60,000 SARs outstanding, which were fully exercisable.
Inducement Grants
In prior years, the Company awarded nonstatutory stock options to purchase shares of common stock to newly-hired employees as inducements material to the individuals’ entering into employment with the Company within the meaning of Nasdaq Listing Rule 5635(c)(4) (the “Inducement Grants”). On May 31, 2018, the Company awarded 10,050 Inducement Grants with an exercise price of $31.50 per share, and on September 6, 2019, the Company awarded 2,500 Inducement Grants with an exercise price of $26.20 per share. The Inducement Grants were awarded outside of the Company’s 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but have terms and conditions generally consistent with the Company’s 2016 Plan and vest over three years, subject to the employee’s continued service as an employee or consultant through the vesting period.
During the year ended December 31, 2020, the 2,500 Inducement Grants related to the September 6, 2019 award were forfeited in their entirety, and 1,300 Inducement Grants related to the May 31, 2018 award were forfeited.
During the year ended December 31, 2021, an additional 7,500 Inducement Grants related to the May 31, 2018 award were forfeited. As of December 31, 2021, there were a total of 1,250 Inducement Grants outstanding.

Stock Compensation Expense
During the years ended December 31, 2021 and 2020, the Company recorded employee stock-based compensation expense, including fair value adjustments of the Tangible Stockholder Return Plan, as follows:

	Year Ended December 31,
	2021	2020
Stock options	$826	$840
Stock appreciation rights	115	151
Tangible Stockholder Return Plan (Note 12)	(666)	317
Total	$275	$1,308
Total stock-based compensation expense for the years ended December 31, 2021 and 2020 included in the accompanying consolidated statements of operations and comprehensive loss is as follows:

	Year Ended December 31,
	2021	2020
Research and development	$(250)	$834
General and administrative	525	474
Total	$275	$1,308
The fair value of each option grant is estimated on the grant date using the Black-Scholes option-pricing model, and the following weighted average assumptions:

	Year Ended December 31,
	2021	2020
Estimated dividend yield	—%	—%
Expected volatility	107.54%	105.64%
Risk-free interest rate	1.02%	1.10%
Expected life of options (in years)	5.79	5.46
Weighted-average fair value per share	$7.13	$4.11
The Company estimates forfeitures based on various classes of option grantees and the rates used ranged from 11.9% to 12.2% during the years ended December 31, 2021 and 2020, respectively.

Stock option activity for the periods indicated is as follows:

	Shares Available for Grant	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2019	38,844	178,933	$38.90
SARs granted	(61,000)	—
SARs forfeited	100,000	—
Options granted	(55,700)	55,700	5.21
Options forfeited	30,234	(34,284)	32.89
Options exercised	—	(1,150)	4.65
Options outstanding as of December 31, 2020	52,378	199,199	$30.71
Additional shares reserved under plan	1,500,000	—
SARs granted	—	—
SARs forfeited	1,000	—
Options granted	(385,885)	385,885	8.82
Options forfeited	45,731	(53,689)	26.72
Options exercised	—	(12,842)	4.74
Options outstanding as of December 31, 2021	1,213,224	518,553	$15.48	8.76	$2
Vested and expected to vest as of December 31, 2020		198,377	$30.75	7.64	$147
Exercisable as of December 31, 2020		178,287	$32.56	7.53	$141
Vested and expected to vest as of December 31, 2021		470,773	$16.24	8.67	$2
Exercisable as of December 31, 2021		200,638	$26.59	7.46	$2
The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was $97 and $3, respectively. As of December 31, 2021 and 2020, total unrecognized compensation expense related to non-vested stock options was $1,852 and $140, respectively, which is expected to be recognized over a weighted average period of 2.26 and 0.72 years, respectively.
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
ASC 718 requires that a liability-based award should be classified as a liability on the Company’s accompanying consolidated balance sheets and the amount of compensation cost recognized should be based on the fair value of the liability. When a liability-based award includes both a service and market condition, the market condition is taken into account when determining the appropriate method to estimate fair value and the compensation cost is amortized over the estimated service period. Therefore, the liability associated with the Performance Plan obligation is recorded within other long-term liabilities on the accompanying consolidated balance sheets at the estimated fair value on the date of issuance and is re-valued each subsequent reporting period end. The Company recognizes stock-based compensation expense within operating expenses in the accompanying consolidated statements of operations and comprehensive loss, including adjustments to the fair value of the liability-based award, on a straight-line basis over the requisite service period.
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
The fair value of the Performance Plan is estimated at each financial reporting date using the Monte Carlo simulation model and the following assumptions:

	December 31,
	2021	2020
Estimated dividend yield	—	—
Expected volatility	125.72%	200.00%
Risk-free interest rate	0.07%	0.11%
Expected term (years)	0.17	1.17
Fair value per share of common stock underlying the Performance Plan	$4.26	$8.70

During the year ended December 31, 2021, the Company recorded fair value adjustments, related to the Performance Plan, to employee stock-based compensation expense that resulted in a reduction of total stock-based compensation expense of $666. This adjustment relates to the fair value of the associated Performance Plan liability being zero as of December, 31, 2021, as the Performance Plan expires on March 1, 2022. During the year ended December 31, 2020, the Company recorded employee stock-based compensation expense related to the Performance Plan of $317.
Note 13: Income Taxes
There was no income tax benefit recognized for the years ended December 31, 2021 and 2020 due to the Company’s history of net losses combined with an inability to confirm recovery of the tax benefits from the Company’s losses and other net deferred tax assets. The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.
Net operating loss (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. NOL and tax credit carry forwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or “the Code,” as well as similar state tax provisions. The amount of the annual limitation, if any, will be determined based on the value of the company immediately prior to an ownership change. Subsequent ownership changes may further affect the utilization in future years. Additionally, U.S. tax laws limit the time during which certain of these carry forwards may be applied against future taxable income (in the case of NOL carryforwards) and tax liabilities (in the case of tax credits). Therefore, the Company may not be able to take full advantage of these carry forwards for federal or state income tax purposes.
During the course of preparing the Company’s consolidated financial statements as of and for the year ended December 31, 2021, the Company completed an assessment of the available NOL and tax credit carryforwards under Sections 382 and 383, respectively, of the Code. The Company determined that it underwent multiple ownership changes throughout its history as defined under Section 382, including most recently in 2015 and 2020. As a result of the identified ownership changes, the portion of NOL and tax credit carryforwards attributable to the pre-ownership change periods are subject to a substantial annual limitation under Sections 382 and 383 of the Code. The Company has adjusted its NOL and tax credit carryforwards to address the impact of the 382 ownership changes. This resulted in a reduction of available federal and state NOLs of $113.8 million and $149.4 million, respectively. The write down of the NOLs reduced the tax loss carryforward line within gross deferred tax assets as previously disclosed by $26.8 million, with a corresponding decrease in the valuation allowance. The Company also reduced its tax credit carryforwards within gross deferred tax assets by $9.7 million with a corresponding decrease in the valuation allowance, comprised of $8.1 million related to Section 383 limitations on prior credits and $1.6 million related to amounts that would not have been recorded during the year ended December 31, 2020 given the 383 limitation.
Since the limitation affected the prior period, the Company has adjusted its 2020 tax footnote presentation with respect to the gross NOL deferred tax asset, the tax credit carryforwards and the corresponding valuation allowance. However, there was no net impact to the net deferred tax asset and tax expense as the decreases in the NOL and tax credit carryforwards were offset completely by a corresponding adjustment to the Company’s overall valuation allowance.
The reasons for the difference between actual income tax benefit for the years ended December 31, 2021 and 2020, and the amount computed by applying the statutory federal income tax rate to losses before income tax benefit are as follows:

	Year Ended December 31,
	2021	2020
Income tax benefit at federal statutory rate	$(6,235)	$(6,152)
State income taxes, net of federal benefit	—	(533)
Non-deductible expenses	63	492
Research and development tax credits	(768)	(885)
Write-off of Attributes Due to Sections 382 and 383	—	34,983
Change in State Tax Rate	1,532	—
Other	(96)	222
Change in valuation allowance	5,504	(28,127)
Total income tax provision	$—	$—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and deferred tax liabilities are as follows:

	As of December 31,
	2021	2020
Deferred tax assets:
Accrued compensation	$247	$214
Accrued liabilities	117	375
Tax loss carryforwards	21,008	16,186
Intangible assets	213	248
Stock-based compensation	499	526
Tax credits	1,653	885
Research and development service obligation	5,575	6,120
Right-of-use lease liabilities	736	—
Deferred revenue	1,849	1,649
Fixed assets	305	345
Other	50	52
Total deferred tax assets	32,252	26,600
Less valuation allowance	(31,808)	(26,304)
Net deferred tax asset	444	296
Deferred tax liabilities:
Right-of-use lease assets	(356)	—
Other	(88)	(296)
Net noncurrent deferred tax asset (liability)	$—	$—
On March 27, 2020, the CARES Act was signed into law and provides for emergency aid to businesses and individuals that are affected by the COVID-19 pandemic. Relief items for businesses included loans administered by the SBA through the PPP, delayed payroll tax payments, an employee retention tax credit, and favorable modifications with respect to the deductibility of interest expense and utilization of net operating losses. As mentioned in Note 9—Paycheck Protection Program, the Company obtained a PPP loan of approximately $956 for which was fully forgiven in 2021. There was no significant impact to the Company as a result of the other provisions within the CARES Act.
As of December 31, 2021, the Company had federal and state NOL carryforwards of $100,034 and $62,907, respectively. The NOLs begin to expire in 2028 and 2023 for federal and state tax purposes, respectively. As of December 31, 2021, the Company had government research and development tax credits of approximately $1,653 to offset future federal taxes which begin to expire in 2040.
The Company had no unrecognized tax benefits as of December 31, 2021 and 2020. The Company does not anticipate a significant change in total unrecognized tax benefits within the next 12 months. Tax years 2018-2020 remain open to examination by the major taxing jurisdictions to which the Company is subject. Additionally, years prior to 2018 are also open to examination to the extent of loss and credit carryforwards from those years.
Note 14: Retirement Plan
The Company maintains a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers all employees who meet minimum age requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company has made discretionary matching contributions, up to 5% of gross wages during 2021, and up to 3% of gross wages during 2020. The Company contributed $258 and $133, for the years ended December 31, 2021 and 2020, respectively.

Note 15: Related Party Transactions
Members of the Company’s board of directors held 100,497 and 110,474 shares of the Company’s common stock as of December 31, 2021 and 2020, respectively.
Health Decisions
On October 25, 2018, the Company announced a foundational collaboration with Health Decisions, Inc. (“Health Decisions”). Health Decisions, which was acquired by Premier Research in July 2021, is a full-service contract research organization specializing in clinical studies of therapeutics for women’s health indications. The Company’s Chairman, President and Chief Executive Officer, Paula Brown Stafford, was a stockholder and previously served on the board of directors of Health Decisions.
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
Note 16: Assets Held for Sale, Impairment Charges
The Company has pursued a broader strategic plan since 2019 to shift its operating cost structure characteristics from fixed to variable, including efforts to reduce or offset its fixed Previous Facility Lease obligation. The Previous Facility once served as the Company’s corporate headquarters and its sole research, development and manufacturing facility. The Company conducted certain activities and engaged in certain transactions during the second and third quarters of 2020 that ultimately achieved relief from the remaining fixed Previous Facility Lease obligation. These activities and transactions had various accounting implications, which are described in detail within this Note and Note 17—Asset Group Disposition.
Following the completion of a large scale manufacturing campaign that produced clinical trial materials for the Company’s B-SIMPLE4 Phase 3 study for SB206 in May 2020, and in contemplation of the lease termination transaction described in Note 8—Commitments and Contingencies, the Company initiated decommissioning of the Previous Facility in June 2020, and, on June 29, 2020, the physical removal of the primary components of the large scale manufacturing process equipment from the Previous Facility was deemed substantially complete. As a result of these decommissioning actions, the Company determined that, as of June 29, 2020, the Company had fundamentally changed its intended use of the Previous Facility and certain related assets, including (i) the removal of the Company’s large scale cGMP drug manufacturing capability and (ii) the conditioning of the Previous Facility to facilitate a transaction that would reduce or offset the Company’s remaining fixed Previous Facility Lease obligation. This fundamental change in the intended use of certain assets required the Company to reassess its historical asset groupings, which resulted in a change from a single, entity-level asset group to multiple asset groups based on the lowest level of separately identifiable cash flows. The multiple new asset groups identified during the reassessment are described in detail below.

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
The Company assessed its remaining long-lived assets classified as held and used for potential impairment as of June 29, 2020 pursuant to the Company’s policy described in Note 1—Organization and Significant Accounting Policies, including those long-lived assets in the following two asset groups:
•Right-of-use asset, leasehold improvements and other property affixed to the Previous Facility. This asset group, which had an aggregate carrying value of $8,227 as of June 29, 2020, consisted of a right-of-use asset associated with the Previous Facility Lease of $1,816, leasehold improvements and other property affixed to the Previous Facility of $5,872, and restricted cash that secured a letter of credit associated with the Previous Facility Lease of $539. Due to actions taken as of June 29, 2020, the Company committed to no longer use the asset group to support the Company’s future revenue-producing drug development operations. This significant change in the intended use of this asset group was considered an indicator of impairment that resulted in the performance of a recoverability test. The Company concluded that the asset group was not recoverable because the asset group’s carrying value exceeded its expected future undiscounted net cash flows, which were based on Company-specific facts and circumstances and included the economics of and costs associated with the lease termination transaction described in Note 8—Commitments and Contingencies, and thus, the Company identified a potential impairment. The Company then estimated the fair value of the asset group, which was based on fair value principles in FASB ASC 820, Fair Value Measurements and generally focuses on the value that a market participant would be willing to pay for the highest and best use of the asset group. The Company determined that the lease terms established in the New Tenant’s prime lease of the Previous Facility were representative of the asset group’s highest and best use and were consistent with market terms; therefore, such terms were considered to be the best available valuation inputs for the fair value estimate. Using a market average borrowing rate to discount the New Tenant’s prime lease payments, the Company estimated the fair value of the asset group to be $7,298 and, as a result, measured and recorded an impairment charge of $929 during the three months ended June 30, 2020. The inputs to the fair value estimate of this asset group were determined to be Level 3 inputs within the fair value measurement hierarchy.
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

The Company’s then remaining long-lived assets, which include retained manufacturing and laboratory equipment with a carrying value of $744 that continued to support and enable the Company’s continuing research, development and pilot scale drug manufacturing capabilities, had no change to their intended use, no impairment indicators were identified, and no further assessment of recoverability was required.
As noted above, during the quarterly period ended June 30, 2020, the Company recognized within its accompanying consolidated statements of operations and comprehensive loss an impairment loss on long-lived assets totaling $2,421. During the fourth quarter of 2020, certain equipment assets that the Company had previously classified as held for sale during the aforementioned June 29, 2020 evaluation were reclassified as held and used. The reclassification determination was based upon new facts and circumstances that enabled the Company to re-use the equipment in connection with the planned build-out of the Company’s newly leased facility in Durham, North Carolina. While classified as held for sale, these assets had been carried at their aggregate fair value less costs to sell of $356. Upon reclassification to held and used, the Company avoided certain estimated selling costs that had been included in the previously recognized impairment charge during the quarterly period ended June 30, 2020 and, as a result, the Company recognized a $144 favorable adjustment to the impairment charge during the quarterly period ended December 31, 2020 for a total impairment charge of $114 for the year ended December 31, 2020. The reclassified assets were included in property and equipment, net, in the Company’s consolidated balance sheet at their aggregate fair value of $500.
See Note 17—Asset Group Disposition for the additional loss recorded by the Company, which was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction during the year ended December 31, 2020, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
Note 17: Asset Group Disposition
The Company conducted certain activities and engaged in certain transactions during the second and third quarters of 2020 that ultimately achieved relief from the remaining fixed Previous Facility Lease obligation. These activities and transactions had various accounting implications, which are described in detail within this Note and Note 16—Assets Held for Sale, Impairment Charges.
On July 16, 2020, the Company entered into the lease termination transaction as described in Note 8—Commitments and Contingencies. Subsequent to July 16, 2020, the Company utilized a sublet premises within the Previous Facility to operate its corporate headquarters, research and development laboratories and pilot scale cGMP manufacturing activities, and did so prior to taking possession of its New Facility.
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
◦The second disposal group, which consisted of certain manufacturing and laboratory equipment associated with the Company’s large scale drug manufacturing capability, was held for sale over time through a consignment seller. During the year ended December 31, 2020, the Company received aggregate net proceeds of $242 from the sale of certain assets within this disposal group, with no gain or loss recognized. During the fourth quarter of 2020, the Company determined certain assets in this disposal group would be re-used by the Company rather than sold by the consignment seller. As a result, such assets, which had an aggregate fair value less cost to sell of $356, were reclassified and presented as held and used as of December 31, 2020. As of December 31, 2020, the Company had $114 of disposal group carrying value remaining. During the second quarter of 2021, the Company assessed the disposal group for recoverability and determined that the remaining carrying value of the disposal group had no fair value. As a result of this assessment, the Company recorded an impairment charge of $114 during the three months ended June 30, 2021.

•Long-lived asset groups classified as held and used.
◦Right-of-use asset, leasehold improvements and other property affixed to the Previous Facility, restricted cash and lease liabilities associated with the Previous Facility Lease. In conjunction with the lease termination transaction as described in Note 8—Commitments and Contingencies, all assets and liabilities within this asset group were disposed of on July 16, 2020. As of the disposition date, the aggregate carrying value of the assets was $7,257 and the aggregate carrying value of the associated lease liabilities was $5,951. The $1,306 net charge resulting from the write-off of these assets and liabilities was combined with $466 of other direct costs incurred in connection with the lease termination transaction to result in a $1,772 total loss on disposition. This loss, which is in addition to the impairment loss recognized during the quarterly period ended June 30, 2020 and described in Note 16—Assets Held for Sale, Impairment Charges, was based upon Company-specific facts and circumstances associated with the July 2020 lease termination transaction, rather than the market participant valuation model that was required to be used during the impairment assessment as of June 29, 2020.
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
As of December 31, 2021, our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon such evaluation, our principal executive and financial officers have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Management conducted an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Framework”). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
As we are a non-accelerated filer, our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors
Our board of directors consists of seven directors and is divided into three classes with staggered, three-year terms. The terms of office of directors in Class III will expire at our annual meeting of stockholders to be held in 2022, or the 2022 Annual Meeting, and when such director’s successor is elected and qualified, or upon such director’s death, resignation or removal, and our Class III directors are expected to stand for re-election at the 2022 Annual Meeting. The terms of office of directors in Class I and Class II do not expire until our annual meetings of stockholders to be held in 2023 and 2024, respectively, and until his or her successor is elected and qualified, or until his or her death, resignation or removal.
Information about our directors, their ages as of February 4, 2022, occupations and length of board service are provided in the table below. Additional biographical descriptions are set forth in the text below the tables and include the primary individual experience, qualifications, qualities and skills of each director that led to the conclusion that such director should serve as a member of our board of directors at this time.

Name of Director	Age	Principal Occupation	Director Since
Class I Directors:
John Palmour, Ph.D. (1)(3)	61	Vice President and Chief Technology Officer, Wolfspeed, Inc.	2010
Steven D. Skolsky (1)	65	Principal, Expis Partners	2021
Paula Brown Stafford	57	President and Chief Executive Officer, Novan, Inc.	2017

Class II Directors:
James L. Bierman (2)(3)	69	Retired President and Chief Executive Officer, Owens & Minor, Inc.	2020
Machelle Sanders (2)	58	Secretary of the N.C. Department of Commerce	2017

Class III Directors:
W. Kent Geer (1)	67	Managing Director—Finance and Investor Relations, Med1 Ventures, LLC	2015
Robert J. Keegan (1)(2)	74	Retired Chief Executive Officer, Goodyear Tire and Rubber Co.	2016
(1)    Member of our audit committee
(2)    Member of our compensation committee
(3)    Member of our nominating and corporate governance committee
John Palmour has served as a member of our board of directors since 2010. Since 1987, Dr. Palmour has worked at Wolfspeed, Inc. (formerly Cree, Inc.), a company he co-founded and for which he currently serves as Vice President and the Chief Technology Officer. Dr. Palmour served on Wolfspeed’s board of directors from 1995 to 2010. He is currently on the board of directors of Goodzer, Inc., a privately held company focused on local services Internet advertising. We believe that Dr. Palmour’s significant experience and leadership in the technology field and the advancement of innovation to broad-scale product commercialization qualifies him to serve on our board of directors.
Steven D. Skolsky has served as a member of our board of directors since 2021. Since January 2010, Mr. Skolsky has served as the founding Principal of Expis Partners, a strategic consulting firm to the biotech, pharmaceutical, life science and clinical services community, with a focused expertise in commercialization, marketing strategy, drug development, operations, strategic planning and corporate and business development. From September 2011 to December 2016, Mr. Skolsky held senior executive roles at Quintiles Transnational Holdings Inc. (now IQVIA Holdings Inc.), a leading multinational provider of biopharmaceutical development services and commercial outsourcing service, most recently as Senior Vice President & Managing Director and previously, Senior Vice President and Head of Global Clinical Operations. Prior to joining Quintiles, from August 2007 to December 2009, he served as the President and Chief Executive Officer of Sequoia Pharmaceuticals, Inc., and from June 2004 to December 2006, he served as the Chief Executive Officer of Trimeris, Inc. Prior to that, Mr. Skolsky served for more than 20 years at GlaxoSmithKline plc where he held a number of positions including senior leadership roles as Managing Director of GlaxoSmithKline’s operations in Australia and New Zealand and Senior Vice President, Global Product Strategy and Clinical Development. We believe that Mr. Skolsky’s significant experience and leadership in the biotechnology and pharmaceutical industries with a focus on drug development, commercialization and operations qualifies him to serve on our board of directors.

Paula Brown Stafford is our President and Chief Executive Officer and was appointed as Chairman of our board of directors effective July 28, 2020. Mrs. Stafford has served as our President since January 2019. Prior to her appointment as our Chief Executive Officer effective February 2, 2020, Mrs. Stafford served as our Chief Operating Officer from January 2019 to February 2020 after serving as our Chief Development Officer from March 2017 to January 2019. Mrs. Stafford has served as a member of our board of directors since August 2017. Prior to joining Novan, Mrs. Stafford held various roles of increasing importance at Quintiles Transnational Holdings Inc. (now IQVIA Holdings Inc.), a leading multinational provider of biopharmaceutical development services and commercial outsourcing services, since 1985, including serving as President of Clinical Development from 2010 to 2015, where she was responsible for all Phase I-IV clinical development operations globally and served on the Quintiles Executive Committee. Mrs. Stafford has served as an adjunct professor in Public Health Leadership at the Gillings School of Global Public Health at the University of North Carolina, Chapel Hill, and operates her own third-party consulting business. In early 2022, Mrs. Stafford joined the board of the Alliance For Multispecialty Research, LLC, a private clinical research company comprised of 16 experienced clinical research centers in the U.S. We believe that Mrs. Stafford’s extensive experience and leadership in clinical research and pharmaceutical product development, along with her extensive executive experience and her service as our Chief Executive Officer, qualifies her to serve as Chairman of our board of directors.
James L Bierman was appointed to our board of directors in September 2020. Mr. Bierman served as President and Chief Executive Officer and as a member of the board of directors of Owens & Minor, Inc., a Fortune 500 company and a leading distributor of medical and surgical supplies, from September 2014 to June 2015. Previously, he served in various other senior roles at Owens & Minor, including President and Chief Operating Officer from August 2013 to September 2014, Executive Vice President and Chief Operating Officer from March 2012 to August 2013, Executive Vice President and Chief Financial Officer from April 2011 to March 2012 and Senior Vice President and Chief Financial Officer from June 2007 to April 2011. Earlier in his career, Mr. Bierman served as Executive Vice President and Chief Financial Officer at Quintiles Transnational Corp. (now IQVIA Holdings Inc.). Before joining Quintiles, Mr. Bierman was a partner with Arthur Andersen LLP from 1988 to 1998. Mr. Bierman currently serves on the board of directors of Tenet Healthcare Corporation, a public healthcare services companies listed on the New York Stock Exchange, MiMedX Group, Inc., a public biomedical company listed on the Nasdaq stock exchange, and KL Acquisition Corp., a special purpose acquisition company listed on the Nasdaq stock exchange, and previously served as Independent Lead Director on the board of directors of Team Health Holdings, Inc. We believe that Mr. Bierman’s extensive board and executive experience, particularly in the healthcare and pharmaceutical services industries, as well as his substantial public accounting experience, qualifies him to serve on our board of directors.

Machelle Sanders joined our board of directors in September 2017 and is a seasoned executive with over 29 years of progressive pharmaceutical and biotechnology experience. Ms. Sanders is currently serving as the Secretary of the N.C. Department of Commerce, appointed by Governor Roy Cooper in February 2021. Prior to her appointment as the Secretary of the N.C. Department of Commerce, Ms. Sanders served as Secretary of the N.C. Department of Administration after being appointed by Governor Cooper in January 2017. In the private sector, Ms. Sanders was most recently responsible for the pharmaceutical operations and technology operational strategy at Biogen, Inc., a multinational biotechnology company, as vice president of quality assurance and vice president of manufacturing and general manager from 2009 to 2016. Ms. Sanders has also held leadership positions in manufacturing, global quality assurance and quality control at Biogen, Inc., Purdue Pharmaceuticals, a pharmaceutical company, and Diosynth-Akzu Nobel, a company that develops and offers manufacturing processes for active ingredients for pharmaceutical companies. Ms. Sanders currently serves on the board of directors of Radius Health, Inc. and BioCryst Pharmaceuticals, Inc., both of which are public biopharmaceutical companies listed on Nasdaq. We believe that Ms. Sanders’ broad and extensive knowledge of pharmaceutical manufacturing and quality systems and leadership experience qualifies her to serve on our board of directors.

W. Kent Geer has served as a member of our board of directors since 2015 and as our Lead Independent Director since June 2017. Since 2016, Mr. Geer has served as managing director, finance and investor relations for Med1 Ventures, LLC, an early-stage medical device development company. Since March 2020, Mr. Geer has served as contract Chief Financial Officer for EternaTear, Inc., an early-stage medical product development company. Mr. Geer was an audit partner with Ernst & Young LLP from 1989 to 2011. Beginning in 2012, Mr. Geer served as the chairman of the board of directors of PowerSecure International, Inc. until the successful sale of the company in May 2016. Mr. Geer also serves on the board of directors of Utility Innovations Holdings, Inc., a privately held company in the energy services industry. We believe that Mr. Geer’s significant experience and leadership in public accounting and the biotechnology, pharmaceutical and technology industries qualifies him to serve on our board of directors.

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
Executive Officers
Certain information regarding our executive officers is set forth below as of February 4, 2022. Executive officers are appointed by our board of directors to hold office until their successors are duly appointed and qualified, or until their resignation or removal.

Name	Age	Position(s)
Paula Brown Stafford	57	President, Chief Executive Officer and Chairman of the Board of Directors
John M. Gay	45	Chief Financial Officer
Brian M. Johnson	55	Chief Commercial Officer
For information regarding Mrs. Stafford, please refer to “Directors,” above.
John M. Gay was appointed as our Chief Financial Officer in September 2020, and also serves as our principal financial officer and Corporate Secretary. He joined Novan in May of 2018 and previously held the position of Senior Director of Finance and Corporate Controller through January 2019, and Vice President, Finance and Corporate Controller from January 2019 until September 2020. Prior to Novan, Mr. Gay held previous director positions, including Director of SEC Reporting, with Valassis Digital Corp. and MaxPoint Inc., from May 2014 to April 2018. Mr. Gay also served as Corporate Controller of Furiex Pharmaceuticals, Inc. from June 2010 to May 2014, including from its initial listing on the Nasdaq stock exchange through the execution of an agreement providing for the acquisition of the company by Forest Laboratories, Inc., a subsidiary of Actavis plc, in an all-cash transaction valued at approximately $1.1 billion. Prior to joining Furiex Pharmaceuticals, Inc., Mr. Gay served as Audit Senior Manager and in other roles of increasing responsibilities at Deloitte and Arthur Andersen from September 2000 to May 2010. Mr. Gay is a certified public accountant and holds Bachelor’s degrees in Economics and History, and a Master of Accounting degree from the University of North Carolina at Chapel Hill.

Brian M. Johnson was appointed as our Chief Commercial Officer effective November 1, 2021. In addition to previously serving as the Chief Commercial Officer at Novan from 2015 to 2018, Mr. Johnson most recently served as a Principal at Two Hearts Group, a pharmaceutical and life science consulting firm where he acted as UCB's Head, Digital Marketing, Psoriasis in the Global Mission for bimekizumab. Additionally, Mr. Johnson served as the Vice President of Prescription Marketing and Chief Digital Officer at Galderma, Mr. Johnson has also served as President at Revian, Inc, Director, Peer to Peer Marketing at Novartis and positions of increasing seniority at Ortho Pharmaceutical Corporation and Medicis. Mr. Johnson holds an MBA from Southern Methodist University and a BS in Business Administration from the University of Kansas. He is a member of the American Acne and Rosacea Society, Masters of Dermatologic Society, Women's Dermatology Society and the American Academy of Dermatology.

Audit Committee and Audit Committee Financial Experts
Our board of directors has a standing audit committee, which consists of W. Kent Geer, Robert J. Keegan, John Palmour and Steven D. Skolsky. The chair of our audit committee is W. Kent Geer, who our board of directors has determined is an “audit committee financial expert,” as that term is defined by the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act, and possesses financial sophistication, as defined under the listing standards of the Nasdaq Capital Market. Our board of directors has also determined that each member of our audit committee can read and understand fundamental financial statements in accordance with applicable SEC and Nasdaq requirements. To arrive at these determinations, our board of directors has examined each audit committee member’s scope of experience and the nature of his experience in the corporate finance sector.

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
Item 11. Executive Compensation.
This section discusses the material components of the executive compensation program with respect to the 2021 fiscal year for the individual(s) who served as our principal executive officer during the year and our other most highly compensated executive officer(s) who was serving as an executive officer as of December 31, 2021. We refer to these persons as our “named executive officers” elsewhere in this Annual Report.
Our named executive officers for the 2021 fiscal year were:
•Paula Brown Stafford, Chairman, President and Chief Executive Officer;
•John M. Gay, Chief Financial Officer and Corporate Secretary; and
•Brian M. Johnson, Chief Commercial Officer (as of November 1, 2021)
Summary Compensation Table
The following table sets forth information concerning the compensation of our named executive officers for the years ended December 31, 2021 and December 31, 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Paula Brown Stafford (4)	2021	$598,850	$389,253	$432,150	$—	$18,780	$1,439,033
President and Chief Executive Officer (effective February 2, 2020)	2020	590,000	299,425	230,887	—	8,439	1,128,751

John M. Gay (5)	2021	318,544	146,421	308,049	—	17,300	790,314
Chief Financial Officer and Corporate Secretary (effective September 23, 2020)	2020	293,125	110,000	9,849	—	4,906	417,880

Brian M. Johnson (6)	2021	56,667	39,875	249,315	—	63,125	408,982
Chief Commercial Officer (effective November 1, 2021)	2020	—	—	—	—	—	—

(1)Amounts reflect the grant-date fair value of equity-based awards granted to our named executive officers, as applicable, including: (i) stock options in 2021 and 2020; and (ii) SARs in 2020. Both stock option and SARs fair values are estimated using the Black Scholes Option Pricing Model in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to estimate the value of the options and SARs made to our named executive officers, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in this Annual Report, “Note 1—Organization and Significant Accounting Policies” and “Note 11—Stock-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report.

(2)The Senior Executive Annual Incentive Plan expired by its terms at the Company’s 2020 Annual Meeting of Stockholders, and thus, the Company did not award performance-based cash bonuses under the Company’s Senior Executive Annual Incentive Plan in 2021 or 2020. For a description of the named executive officers’ annual bonus opportunities, please review the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Bonuses.”

(3)All other compensation includes matching contributions made under our 401(k) plan for 2021 and Health Savings Account contributions for 2021 for Mrs. Stafford and Mr. Gay, and premiums for executive life insurance for the benefit of Mrs. Stafford in 2021. All other compensation includes matching contributions made under our 401(k) plan for Mrs. Stafford and Mr. Gay in 2020. In addition, prior to Mr. Johnson’s commencement date as our Chief Commercial Officer, we made certain payments totaling $63,125 to Two Hearts Group, LLC, where Mr. Johnson is managing director, for consulting services rendered.

(4)Mrs. Stafford became our Chief Executive Officer effective February 2, 2020, and in connection therewith, Mrs. Stafford entered into an amended and restated employment agreement, as further amended by that first amended dated as of November 9, 2021, or the Stafford Employment Agreement, as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Paula Brown Stafford.”

(5)Mr. Gay was appointed as our Chief Financial Officer effective September 23, 2020, and we entered into a new employment agreement with Mr. Gay, as amended August 11, 2021, or the Gay Employment Agreement, as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with John M. Gay.”

(6)Mr. Johnson was appointed as our Chief Commercial Officer effective November 1, 2021, and we entered into an employment agreement with Mr. Johnson, or the Johnson Employment Agreement, as described in further detail within the section entitled “Executive Compensation—Arrangements with our Named Executive Officers—Arrangements with Brian M. Johnson.”

Narrative to Summary Compensation Table
Elements of Compensation
During 2021, we compensated our named executive officers through a combination of base salary, cash bonuses, long-term performance-based awards under the Performance Plan and 2016 Incentive Award Plan, or the 2016 Plan, and other perquisites and benefits as described below.
Please see the section entitled “Executive Compensation—Arrangements with our Named Executive Officers” in this Annual Report for further description of each named executive officer’s employment agreement.
Annual Base Salaries
The named executive officers receive a base salary to compensate them for services rendered to us. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role(s) and responsibilities. In 2021, our named executive officers were entitled to the following total base salaries:
•Mrs. Stafford was entitled to $598,850 pursuant to the Stafford Employment Agreement;
•Mr. Gay was entitled to $318,544 pursuant to the Gay Employment Agreement; and
•Mr. Johnson was entitled to $56,667, which reflects the prorated amount of Mr. Johnson’s $340,000 annual base salary for services rendered from November 1, 2021, through December 31, 2021, pursuant to the Johnson Employment Agreement.
Bonuses
Each named executive officer’s employment agreement provided for certain cash bonuses for the year ended December 31, 2021, as described below:
•In 2021, the Stafford Employment Agreement provided Mrs. Stafford with an annual target cash bonus opportunity equal to not less than 55% and up to a maximum of 75% of her base salary, payable based on performance criteria. Our compensation committee has determined that Mrs. Stafford will receive a bonus of $389,253 for the year ended December 31, 2021, after determining that certain corporate performance objectives were achieved during 2021.
•In 2021, the Gay Employment Agreement provided Mr. Gay with an annual target cash bonus opportunity equal to 35% of his base salary, payable based on performance criteria. Our compensation committee has determined that Mr. Gay will receive a bonus of $111,421 for the year ended December 31, 2021, after determining that certain corporate performance objectives were achieved during 2021. In addition, on August 11, 2021, a $35,000 one-time payment was approved for Mr. Gay related to a success bonus paid to employees following the announcement of the positive top-line results of the B-SIMPLE 4 study.
•In 2021, the Johnson Employment Agreement provided Mr. Johnson with an annual target cash bonus opportunity equal to 35% of his base salary, payable based on performance criteria. Our compensation committee has determined that Mr. Johnson will receive a bonus of $14,875 for the year ended December 31, 2021, after determining that certain corporate performance objectives were achieved during 2021, as ratably adjusted based on his employment date during 2021. In addition, Mr. Johnson received a $25,000 one-time payment related to a signing bonus based on his employment during 2021.
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

In connection with entering into the amendment to the Stafford Employment Agreement, as discussed below, Mrs. Stafford was entitled to receive (i) 75,000 non-qualified stock options, which were granted in the fourth quarter of 2021 and (ii) an additional grant of 75,000 non-qualified stock options in January 2022.

In 2021, Mr. Gay received an option to purchase 37,750 shares of common stock and an option to purchase 2,500 shares of common stock, both granted in the second quarter of 2021.

In 2021, Mr. Johnson received an option to purchase 50,000 shares of common stock granted in the fourth quarter of 2021.
Long-term Performance-based Compensation—Performance Plan
In August 2018, our board of directors approved and established the Performance Plan, which is a performance-based long-term incentive plan. The Performance Plan is intended to tie long-term employee incentive compensation to specific, significant increases in our underlying common stock price and thus directly aligns employee and stockholder objectives. The Performance Plan provides for employees to receive long-term incentive compensation payments only if the established stock price targets ($111.70 per share and $254.50 per share, subject to adjustment) are achieved. The share prices described in the description of the Performance Plan in this Annual Report reflect the proportionate adjustment to reflect the impact of the Company’s one-for-ten reverse stock split effective May 25, 2021.
The Performance Plan provides for the bonus pool to generally be paid in the form of cash. However, our compensation committee has discretion to pay any bonus award under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, but only if our board of directors and stockholders approve the reservation of shares of our common stock for such payment.
The Performance Plan was effective immediately upon approval, expires on March 1, 2022, and covers all employees, including our executive officers, consultants and other persons deemed eligible by our compensation committee. If the Performance Plan’s share price targets are not achieved by the expiration date of March 1, 2022, no established bonus awards will be disbursed under the plan. The fair value of all awards granted under the Performance Plan was zero as of December 31, 2021, as computed in accordance with ASC Topic 718. The Performance Plan was subsequently amended and restated to reflect minor changes in the timing for establishing minimum bonus amounts.
Our compensation committee has established that our named executive officers will receive the following minimum bonus amounts under the Performance Plan if the share price targets are achieved:
•In November 2018, our compensation committee established that, if the Performance Plan’s first share price target of $111.70 per share is achieved, Mrs. Stafford would receive a minimum bonus amount under the Performance Plan of $500,000. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. In January 2019, our compensation committee established that Mrs. Stafford would be entitled to an additional minimum bonus amount of $250,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $111.70 per share of common stock to $750,000. In June 2019, our compensation committee established that Mrs. Stafford would be entitled to an additional minimum bonus amount of $500,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $111.70 per share of common stock to $1,250,000.
•In November 2018, our compensation committee established a minimum bonus amount under the Performance Plan of $150,000 for Mr. Gay. In January 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $100,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $111.70 per share of common stock to $250,000. In June 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $250,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $111.70 per share of common stock to $500,000.
Additionally, Mrs. Stafford, Mr. Gay and Mr. Johnson will also be eligible for consideration for a discretionary bonus under the Performance Plan to be determined by our compensation committee in connection with each share price target being earned.
Other Elements of Compensation
Retirement Plans
We currently maintain the Novan, Inc. 401(k) Plan, a defined contribution retirement savings plan, or the 401(k) Plan, for the benefit of our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers were eligible to participate in the 401(k) Plan on the same terms as our other full-time employees. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) Plan. Each participant in the 401(k) Plan was eligible to receive matching contributions of up to 3% in 2020, and up to 5% in 2021, of such participant’s gross wages. These matching contributions are fully vested after one full year of employment. We believe that providing a vehicle for retirement savings though our 401(k) Plan and making matching contributions adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers.
Employee Benefits and Perquisites
All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:
•medical, dental and vision benefits;
•medical and dependent care flexible spending accounts;
•short-term and long-term disability insurance; and
•life insurance.
In addition to the health and welfare benefits described above, certain named executive officers may participate in a company-paid executive life insurance plan. In 2021, we also paid certain executive life insurance premiums for the benefit of Mrs. Stafford. We generally do not provide any other perquisites to our named executive officers.
We believe the benefits and perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.
No Tax Gross-Ups
We do not make gross-up payments to cover our named executive officers’ personal income taxes that may pertain to any of the compensation or perquisites paid or provided by us.

Outstanding Equity Awards at Fiscal Year End
The following table provides information regarding outstanding equity awards held by our named executive officers as of December 31, 2021.

	Option Awards						Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Share)	Option Expiration Date	Equity Incentive Plan Awards: Number of unearned shares, units or other right that have not vested (#)	Equity Incentive Plan Awards: Payout value of unearned shares, units or other right that have not vested ($)
Paula Brown Stafford	03/20/17	(1)	5,400	—	$65.30	03/20/27
Chairman, President and	08/25/17	(2)	3,050	—	42.70	08/14/27
Chief Executive Officer	10/12/17	(3)	6,840	—	50.30	09/14/27
	02/12/18	(4)	1,215	—	30.30	02/11/28
	01/28/19	(5)	5,500	—	13.50	01/01/29
	09/06/19	(6)	13,000	—	26.80	09/05/29
	02/01/20	(7)	60,000	—	8.20	01/05/30
	11/09/21	(15)	—	75,000	7.09	11/08/31
	11/13/18	(8)					(9)	$1,250,000	(8)

John M. Gay	05/31/18	(10)	1,250	—	31.50	05/20/28
Chief Financial Officer	11/16/18	(11)	250	—	24.30	11/12/28
and Corporate Secretary	01/28/19	(12)	2,334	1,166	13.50	01/27/29
	09/06/19	(6)	500	—	26.80	09/05/29
	04/06/20	(13)	3,400	—	3.69	04/06/30
	05/17/21	(16)	1,875	625	11.80	05/16/31
	05/26/21	(17)	—	37,750	9.19	05/25/31
	01/30/19	(14)					(9)	500,000	(14)

Brian M. Johnson	11/16/21	(18)	—	50,000	6.10	11/15/31
Chief Commercial Officer							—	—

(1)The option was granted under the 2016 Plan and vested six months from March 20, 2017.
(2)The option was granted under the 2016 Plan and vested in four equal quarterly installments, with the first installment vesting on September 5, 2017.
(3)The option was granted under the 2016 Plan and vested six months from vesting commencement date of September 15, 2017.
(4)The option was granted under the 2016 Plan and vested in thirty-six equal monthly installments on the first day of each month following February 12, 2018.
(5)This option was granted under the 2016 Plan, one-half vested six months from the January 2, 2019 vesting commencement date, and subsequent to the six-month anniversary of the vesting commencement date, one-twelfth vested each successive monthly anniversary following July 2, 2019.
(6)The option was granted under the 2016 Plan and vested in its entirety on June 25, 2020.
(7)The SARs were granted in connection with entering into the Stafford Employment Agreement and vested in equal quarterly installments over the initial term of the agreement, such that the SARs were fully vested on December 31, 2021.
(8)The amount reflects the minimum bonus amount payable to Mrs. Stafford as of December 31, 2021 under the Performance Plan if the first share price target of $111.70 per share is achieved. If the Performance Plan’s first share price target is not achieved, no bonus award will be disbursed. See the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” in this Annual Report for further information regarding the Performance Plan. In November 2018, our compensation committee established a minimum bonus amount under the Performance Plan of $500,000. In January 2019, our compensation committee established that Mrs. Stafford would be entitled to an additional minimum bonus amount of $250,000 and in June 2019, our compensation committee established that Mrs. Stafford would be entitled to an additional minimum bonus amount of $500,000, bringing her total potential minimum bonus amount upon achievement of the first share price of $111.70 per share of common stock to $1,250,000.
(9)Minimum bonus amounts established by our compensation committee under the Performance Plan—the Performance Plan provides for the bonus pool to generally be paid in the form of cash, and awards are denominated in cash. Our compensation committee has discretion to pay any bonus award under the Performance Plan in the form of cash, shares of our common stock or a combination thereof, provided that our board and stockholders have approved the reservation of shares of our common stock for such payment. The Performance Plan expires March 1, 2022 and the fair value of these related awards as of December 31, 2021 was zero as computed in accordance with ASC Topic 718.
(10)The option was granted as an inducement grant in accordance with Nasdaq Listing Rule 5635(c)(4), and vested in three equal annual installments with the first installment vesting on May 21, 2019.
(11)The option was granted under the 2016 Plan and vested in three equal annual installments with the first installment vesting on November 13, 2019.
(12)The option was granted under the 2016 Plan and vests in three equal annual installments with the first installment vesting on January 28, 2020.
(13)The option was granted under the 2016 Plan, and one half vested on June 30, 2020, one quarter vested on September 30, 2020, and the remaining one quarter vested on December 31, 2020.
(14)The amount reflects the minimum bonus amount payable to Mr. Gay as of December 31, 2021 under the Performance Plan if the first share price target of $111.70 per share is achieved. See the section entitled “Executive Compensation—Narrative to Summary Compensation Table—Long-term Performance-based Compensation—Performance Plan” in this Annual Report for further information regarding the Performance Plan. In November 2018, our compensation committee established a minimum bonus amount under the Performance Plan of $150,000. In January 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $100,000 and in June 2019, our compensation committee established that Mr. Gay would be entitled to an additional minimum bonus amount of $250,000, bringing his total potential minimum bonus amount upon achievement of the first share price of $111.70 per share of common stock to $500,000.
(15)The option was granted under the 2016 Plan and vests in three installments with one-half vesting upon the first anniversary of the grant date and one-half of the remaining options vesting on each of the next two anniversaries of the grant date.
(16)The option was granted under the 2016 Plan and vests in four equal quarterly installments with the first installment vesting on June 30, 2021.
(17)The option was granted under the 2016 Plan and vests in three equal annual installments with the first installment vesting on May 26, 2022.
(18)The option was granted under the 2016 Plan and vested in three equal annual installments with the first installment vesting on November 1, 2022.
Arrangements with our Named Executive Officers
We have entered into employment arrangements with our named executive officers that set forth certain terms and conditions of their employment, including base salary and employee benefits.

Arrangements with Paula Brown Stafford
Mrs. Stafford serves as our President and Chief Executive Officer and is compensated pursuant to the Stafford Employment Agreement. Pursuant to the Stafford Employment Agreement, Mrs. Stafford receives an annual base salary of $598,850 and is eligible to receive an annual performance-based bonus with a target bonus of 55% to 75% of her base salary. Mrs. Stafford is also eligible to participate in our incentive award plans. Mrs. Stafford continues to be eligible to participate in standard benefit plans as well as an executive life insurance plan, as well as for reimbursement of reasonable business expenses. In addition, our board of directors approved a stock appreciation right, or the Stafford SAR Award, for Mrs. Stafford under the 2016 Plan covering 60,000 shares of our common stock. The Stafford SAR Award was granted on a contingent basis and would have been considered irrevocably forfeited and voided in full if sufficient shares of our common stock were not available under the 2016 Plan or if we failed to obtain stockholder approval for amendments to the 2016 Plan at the next annual stockholders’ meeting to provide sufficient shares for the Stafford SAR Award. In such event, we would have been required to pay Mrs. Stafford the cash-equivalent value of the amount that would have been due and payable per the Stafford SAR Award upon any properly noticed exercise of any vested portion of the Stafford SAR Award. Such condition was satisfied, and the SARs were no longer considered to be granted on a contingent basis, as of February 1, 2020. In connection with the amendment of the Stafford Employment Agreement in November 2021, Mrs. Stafford was awarded 75,000 nonqualified stock options to purchase shares of the Company’s common stock in November 2021 and January 2022.
In the event of Mrs. Stafford’s termination of employment either upon nonrenewal by the Company of the term of the Stafford Employment Agreement, by the Company without “cause” or by Mrs. Stafford for “good reason” (except as set forth below), then in addition to any accrued amounts and subject to Mrs. Stafford timely delivering an effective release of claims in the Company’s favor and her continued compliance with the previously signed Restrictive Covenants Agreement between the Company and Mrs. Stafford, Mrs. Stafford will be entitled to receive payment of her then-current base salary, plus a prorated annual bonus calculated at the minimum target level of the calendar year in which the “separation date,” as defined in the Stafford Employment Agreement, occurs based on the percentage of the calendar year actually worked by Mrs. Stafford as of the separation date, each multiplied by 1.5, plus the amount of any unpaid Annual Bonus for the prior calendar year. Such amounts will be paid in equal monthly installments over 12 months in accordance with standard payroll practices and provided, that to the extent that any such cash award constitutes nonqualified deferred compensation under Section 409A, the cash payment will be paid subject to any delay required by Section 409A. Mrs. Stafford will also be entitled to vesting of any then unvested portion of the Stafford SAR Award or any then unvested portion of any other equity award from the Company to give credit for the pro-rated portion of such equity awards for which Mrs. Stafford would have qualified based on service through the twelve-month period following the separation date, upon Mrs. Stafford’s termination without “cause” or for “good reason” not due to a “change in control” (each as defined in the Stafford Employment Agreement) . Upon termination of employment by Mrs. Stafford other than for good reason or due to her death or disability, or by the Company for cause, Mrs. Stafford will not be entitled to any additional compensation beyond any accrued amounts.

Notwithstanding the foregoing, the Stafford Employment Agreement further provides that, in the event of a “double trigger” event, Mrs. Stafford will be entitled to receive payment of her then-current base salary, plus a prorated annual bonus calculated at the minimum target level of the calendar year in which the separation date occurs based on the percentage of the calendar year actually worked by Mrs. Stafford as of the separation date, each multiplied by 2.5, plus the amount of any unpaid Annual Bonus for the prior calendar year. Such amounts will be paid in equal monthly installments over 24 months in accordance with standard payroll practices and provided, that to the extent that any such cash award constitutes nonqualified deferred compensation under Section 409A, the cash payment will be paid subject to any delay required by Section 409A. Mrs. Stafford will also be entitled to vesting of any then unvested portion of the Stafford SAR Award and any other equity grant as of the separation date.
The following circumstances are considered a “double trigger” event:
    (i) a “change in control,” as defined in the Stafford Employment Agreement (which incorporates the definition from the 2016 Plan), and
    (ii) Mrs. Stafford is terminated from employment by the Company without cause or upon the nonrenewal by the Company of the term of the Stafford Employment Agreement or by Mrs. Stafford for good reason (other than due to certain changes on the Company’s board of directors) within 12 months after a change in control, subject to Mrs. Stafford timely delivering an effective release of claims in the Company’s favor and her continued compliance with the Restrictive Covenants Agreement between the Company and Mrs. Stafford.
Arrangements with John M. Gay
Mr. Gay serves as our Chief Financial Officer and Corporate Secretary and is compensated pursuant to the Gay Employment Agreement. The Gay Employment Agreement may be terminated at-will by the Company or Mr. Gay at any time, for any or no cause or reason, and with or without prior notice. Pursuant to the Gay Employment Agreement, Mr. Gay receives an annual base salary of $319,725, is eligible to receive an annual performance-based bonus with a target bonus equal to 35% of his base salary, is eligible to participate in the Company’s incentive award plans and is entitled to the maximum amount of paid time-off allowed under the Company’s policies. The Gay Employment Agreement also provides Mr. Gay with eligibility to participate in the Company’s employee benefit plans, programs and arrangements as are provided generally from time to time to all other similarly situated employees of the Company, as well as for reimbursement of reasonable business expenses.
In the event of termination of Mr. Gay’s employment by the Company without “cause” or by Mr. Gay for “good reason,” in each case not in connection with a “change in control,” with such terms as defined in the Gay Employment Agreement, then in addition to any accrued amounts and subject to Mr. Gay timely delivering an effective release of claims in the Company’s favor and continued compliance with the existing Restrictive Covenants Agreements, as defined in the Gay Employment Agreement, Mr. Gay will be entitled to receive (i) payment of an amount equal to twelve months of his base salary, plus a prorated annual bonus, calculated at the target bonus level for the calendar year in which the separation date occurs based on the percentage of the calendar year actually worked by Mr. Gay as of the separation date, with such amount generally to be paid in equal installments over twelve months in accordance with the Company’s standard payroll practices, (ii) vesting of any of Mr. Gay’s then-unvested equity awards that would have otherwise vested through the end of the calendar year in which the separation date occurs, and (iii) reimbursement of a portion of Mr. Gay’s applicable Consolidated Omnibus Budget Reconciliation Act of 1985, as amended, or COBRA, premiums for up to six months after such separation date. In the event of termination of Mr. Gay’s employment by the Company without “cause” or by Mr. Gay for “good reason,” at the time of or within twelve months after a “change in control,” then in addition to any accrued amounts and subject to Mr. Gay timely delivering an effective release of claims in the Company’s favor and continued compliance with the existing Restrictive Covenants Agreements, Mr. Gay will be entitled to receive (i) payment of an amount equal to twelve months of his base salary, plus an amount equal to an annual bonus calculated at the target bonus level for the calendar year in which the separation date occurs, with such amount generally to be paid in equal installments over twelve months in accordance with the Company’s standard payroll practices, (ii) accelerated vesting of the remaining unvested portion of any and all equity awards issued to Mr. Gay as of the separation date and (iii) reimbursement of a portion of Mr. Gay’s applicable COBRA premiums for up to twelve months after such separation date. In the event of termination of Mr. Gay’s employment by the Company for “cause,” by Mr. Gay other than for “good reason,” or due to Mr. Gay’s death or “disability,” as defined in the Gay Employment Agreement, Mr. Gay will not be entitled to any additional compensation under the Gay Employment Agreement beyond any accrued amounts.
Arrangements with Brian M. Johnson
As of November 1, 2021, Mr. Johnson serves as our Chief Commercial Officer and is compensated pursuant to the Johnson Employment Agreement. The Johnson Employment Agreement may be terminated at-will by the Company or Mr. Johnson at any time, for any or no cause or reason, and with or without prior notice. Pursuant to the Johnson Employment Agreement, Mr. Johnson receives an annual base salary of $340,000, is eligible to receive an annual performance-based bonus with a target bonus equal to 35% of his base salary; provided, however, that immediately following the Company’s commercial launch of SB206, and subject to achievement of sales targets to be agreed upon by the CEO, the target for the annual bonus will be increased to 50% of his base salary paid in the applicable calendar year. Mr. Johnson is eligible to participate in the Company’s incentive award plans and is entitled to the maximum amount of paid time-off allowed under the Company’s policies. The Johnson Employment Agreement also provides Mr. Johnson with eligibility to participate in the Company’s employee benefit plans, programs and arrangements as are provided generally from time to time to all other similarly situated employees of the Company, as well as for reimbursement of reasonable business expenses.

In the event of termination of Mr. Johnson’s employment by the Company without “cause” or by Mr. Johnson for “good reason,” in each case not in connection with a “change in control,” with such terms as defined in the Johnson Employment Agreement, then in addition to any accrued amounts and subject to Mr. Johnson timely delivering an effective release of claims in the Company’s favor and continued compliance with the existing Restrictive Covenants Agreements, as defined in the Johnson Employment Agreement, Mr. Johnson will be entitled to receive (i) payment of an amount equal to twelve months of his base salary, plus a prorated annual bonus, calculated at the target bonus level for the calendar year in which the separation date occurs based on the percentage of the calendar year actually worked by Mr. Johnson as of the separation date, with such amount generally to be paid in equal installments over twelve months in accordance with the Company’s standard payroll practices, (ii) vesting of any of Mr. Johnson’s then-unvested equity awards that would have otherwise vested through the end of the calendar year in which the separation date occurs, and (iii) reimbursement of a portion of Mr. Johnson’s applicable COBRA premiums for up to six months after such separation date. In the event of termination of Mr. Johnson’s employment by the Company without “cause” or by Mr. Johnson for “good reason,” at the time of or within twelve months after a “change in control,” then in addition to any accrued amounts and subject to Mr. Johnson timely delivering an effective release of claims in the Company’s favor and continued compliance with the existing Restrictive Covenants Agreements, Mr. Johnson will be entitled to receive (i) payment of an amount equal to twelve months of his base salary, plus an amount equal to an annual bonus calculated at the target bonus level for the calendar year in which the separation date occurs, with such amount generally to be paid in equal installments over twelve months in accordance with the Company’s standard payroll practices, (ii) accelerated vesting of the remaining unvested portion of any and all equity awards issued to Mr. Johnson as of the separation date and (iii) reimbursement of a portion of Mr. Johnson’s applicable COBRA premiums for up to twelve months after such separation date. In the event that Mr. Johnson voluntarily resigns his employment after the date Mr. Johnson turns sixty years of age and after providing the Company with at least sixty days’ written notice, then in addition to any accrued amounts and subject to Mr. Johnson timely delivering an effective release of claims in the Company’s favor and continued compliance with the existing Restrictive Covenants Agreements, Mr. Johnson will be entitled to receive (i) payment of an amount equal to twelve months of his base salary (which for these purposes only shall be calculated based on the highest rate of base salary Mr. Johnson earns during the term of the Johnson Employment Agreement), plus an amount equal to an annual bonus calculated at the target bonus level for the calendar year in which the separation date occurs, with such amount generally to be paid in equal installments over twelve months in accordance with the Company’s standard payroll practices, and (ii) accelerated vesting of any of Mr. Johnson’s then-unvested equity awards that would have otherwise vested through the end of the calendar year in which the separation date occurs. In the event of termination of Mr. Johnson’s employment by the Company for “cause,” by Mr. Johnson other than for “good reason,” or due to Mr. Johnson’s death or “disability,” as defined in the Johnson Employment Agreement, Mr. Johnson will not be entitled to any additional compensation under the Johnson Employment Agreement beyond any accrued amounts.
Director Compensation
The following table sets forth information concerning the compensation of our directors, other than Mrs. Stafford, for the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash (1)	Option Awards (2)	Total
James L. Bierman	$56,250	$99,918	$156,168
W. Kent Geer	109,375	99,918	209,293
Robert J. Keegan	82,813	99,918	182,731
John Palmour	70,292	99,918	170,210
Machelle Sanders	59,375	99,918	159,293
Steven D. Skolsky (3)	40,760	140,756	181,516
Robert A. Ingram (4)	29,670	—	29,670

(1)Amounts reflected in this column include the fees earned during the fourth quarter ended December 31, 2020, but paid in cash to the applicable director during the year ended December 31, 2021, and fees earned during the fourth quarter ended December 31, 2021, but paid in cash to the applicable director during the year ended December 31, 2022. In this column we are required to report all fees either earned or paid to directors during 2021. As a result, fees earned in 2020 for fourth quarter service in 2020 but paid in 2021 are also included; thus the dollar amount represents fees paid for five (not four) successive quarters. Fees earned in 2020 but paid in 2021 were as follows: Mr. Bierman, $11,250; Mr. Geer, $21,875; Mr. Keegan, $16,563; Mr. Palmour, $13,438; Ms. Sanders, $11,875; and Mr. Ingram, $12,500.
(2)Amounts reflect the grant-date Black-Scholes value of stock awards and stock options granted during 2021, computed in accordance with ASC Topic 718, rather than the amounts paid to or realized by the named individual. For a discussion of the assumptions used to calculate the value of all stock awards and option awards made to our directors, see the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Use of Estimates—Stock-Based Compensation” in this Annual Report, “Note 1—Organization and Significant Accounting Policies” and “Note 11—Stock-Based Compensation” to the accompanying consolidated financial statements included in this Annual Report. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the applicable directors.
(3)Mr. Skolsky was elected to the board of directors in March 2021 and received a pro-rated option award related to his appointment as a new director.
(4)Mr. Ingram completed his term of service on the board of directors and did not seek reelection at the 2021 annual meeting of stockholders.
The table below shows the aggregate numbers of option awards (exercisable and unexercisable) held as of December 31, 2021, by each director who served as a member of our board of directors during the year ended December 31, 2021, other than Mrs. Stafford. No such director held any other equity awards.

Name	Options Outstanding at Fiscal Year End December 31, 2021
James L. Bierman	14,423
W. Kent Geer	24,797
Robert J. Keegan	23,272
John Palmour	23,272
Machelle Sanders	20,347
Steven D. Skolsky	15,620
Robert A. Ingram	—
Non-Employee Director Compensation Policy
Effective March 1, 2021, we amended the Novan, Inc. Non-Employee Director Compensation Policy, or the Director Compensation Policy, for our non-employee directors that consists of annual retainer fees and equity awards that will be paid or made automatically and without further action by our board of directors. Pursuant to the Director Compensation Policy, subject to continued service on our board, (i) each non-employee director receives an annual cash retainer of $40,000; (ii) each non-employee director serving as a committee chair receives an additional annual retainer between $10,000 and $20,000; (iii) each non-employee director serving as a committee member (unless also serving as the committee chair) receives an additional annual retainer between $5,000 and $8,750, or in the event our board of directors creates a special committee, such additional cash compensation in the form of a retainer or a per meeting fee paid at the rate established by our board of directors at the time our board of directors establishes such committee; (iv) the non-employee chairman of our board of directors receives an additional annual retainer of $32,500; and (v) the lead independent director receives an additional annual retainer of $22,500. The Director Compensation Policy also provides each non-employee director with an annual equity award, contingent upon service on our board of directors as of the date of any annual meeting of our stockholders and continued service on our board of directors immediately following such annual meeting and automatically granted on the date of such annual meeting, of an option to purchase the number of shares of our common stock (at a per-share exercise price equal to the closing price per share of our common stock on the date of such annual meeting, or on the last preceding trading day if the annual meeting is not a trading day) equal to the number of shares that have an aggregate grant-date fair value of $100,000 (as determined in accordance with ASC Topic 718, with the number of shares of our common stock underlying each such award subject to adjustment as provided in the 2016 Plan); provided that at the discretion of the Compensation Committee and pursuant to the exercise of its business judgment, taking into account such factors, circumstances and considerations as it shall deem relevant from time to time, the Compensation Committee can impose a cap on the number of shares subject to such annual equity award. The equity awards described in the Director Compensation Policy are granted under and subject to the terms and provisions of the 2016 Plan or any other applicable Company equity incentive plan then-maintained by the Company. Each non-employee director who is initially elected or appointed on any date other than the date of an annual meeting of stockholders will receive a prorated portion of such annual equity award for the year of such election or appointment. Notwithstanding the foregoing, our board of directors in its sole discretion may determine that the annual equity award for any year or the prorated portion of any such annual equity award, as applicable, be granted in the form of restricted stock units with equivalent value on the date of grant. Each director equity award will vest and become exercisable in four equal quarterly installments, such that each such award shall be fully vested and exercisable on the first anniversary of the date of grant, subject to the director’s continued service on our board of directors through each applicable vesting date.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
EQUITY COMPENSATION PLAN INFORMATION
The following table presents information as of December 31, 2021, with respect to compensation plans under which shares of our common stock may be issued. The category “Equity Compensation Plans approved by security holders” in the table below consists of the 2016 Plan and the Company’s 2008 Stock Plan, or the 2008 Plan. The table does not include the Performance Plan as no shares of our common stock have been authorized for issuance under that plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options and SARs		Weighted Average Exercise Price of Outstanding Options and SARs		Number of Securities Remaining Available for Future Issuances under Equity Compensation Plans (excluding securities reflected in column (a))
	(a)		($)(b)		(c)
Equity Compensation Plans approved by security holders	577,303	(1)	$14.68	(2)	1,213,224	(3)
Equity Compensation Plans not approved by security holders (4)	1,250		31.50		-
Total	578,553		14.72		1,213,224

(1)    Includes shares of common stock issuable upon exercise of outstanding options under the 2008 Plan – 3,633 shares; and outstanding options and SARs under the 2016 Plan – 573,670 shares.
(2)    The weighted-average remaining contractual term (in years) was 8.69.
(3)    Includes shares remaining for future issuance under the 2016 Plan.
(4)    In May 2018, we awarded nonstatutory stock options to purchase an aggregate of 10,050 shares of common stock to newly-hired employees, not previously employees or directors of the Company, as inducements material to the individuals’ entering into employment with us within the meaning of Nasdaq Listing Rule 5635(c)(4), or the Inducement Grants. The Inducement Grants had a grant date of May 31, 2018 and an exercise price of $31.50 per share. The Inducement Grants were awarded outside of the 2016 Plan, pursuant to Nasdaq Listing Rule 5635(c)(4), but had terms and conditions generally consistent with our 2016 Plan and vested over three years, subject to the employee’s continued service as an employee or consultant through the vesting period. As of December 31, 2021, there were a total of 1,250 Inducement Grants outstanding.

SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS
The following table sets forth information regarding the beneficial ownership of our common stock as of February 4, 2022, by the following:
•each stockholder known by us to be the beneficial owner of more than 5% of our common stock;
•each of our directors;
•each of our named executive officers; and
•all of our directors and executive officers as a group.
Applicable percentages are based on 18,815,892 shares outstanding on February 4, 2022, adjusted as required by rules promulgated by the SEC.
The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power. The following table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. In computing the number of shares beneficially owned by an individual or entity and the percentage ownership of that person, shares of common stock issuable upon the exercise of stock options or SARs or warrants exercisable within 60 days of February 4, 2022, are considered outstanding, although these shares are not considered outstanding for purposes of computing the percentage ownership of any other person. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Novan, Inc., 4020 Stirrup Creek Drive, Suite 110, Durham, NC 27703. Each of the stockholders listed has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Outstanding Shares
5% Stockholders:
None	—	—
Directors and Named Executive Officers:
Paula Brown Stafford (1)	110,074	*
John M. Gay (2)	12,900	*
Brian M. Johnson (3)	—	—
James L. Bierman (4)	11,317	*
W. Kent Geer (5)	23,273	*
Robert J. Keegan (6)	26,469	*
John Palmour (7)	117,009	*
Machelle Sanders (8)	18,641	*
Steven D. Skolsky (9)	12,514	*
All current directors and executive officers, as a group (9 persons) (10)	332,197	1.7%
*    Represents beneficial ownership of less than one percent.
(1)Consists of (i) 15,069 shares of common stock held by Mrs. Stafford (ii) options to purchase 35,005 shares of common stock that are exercisable within 60 days of February 4, 2022 and (iii) 60,000 SARs exercisable within 60 days of February 4, 2022.
(2)Consists of (i) 1,500 shares of common stock held by Mr. Gay and (ii) options to purchase 11,400 shares of common stock that are exercisable within 60 days of February 4, 2022.
(3)Mr. Johnson was employed as Chief Commercial Officer on November 1, 2021.
(4)Consists of options to purchase 11,317 shares of common stock that are exercisable within 60 days of February 4, 2022.
(5)Consists of (i) 1,582 shares of common stock held by Mr. Geer and (ii) options to purchase 21,691 shares of common stock that are exercisable within 60 days of February 4, 2022.

(6)Consists of (i) 6,303 shares of common stock held by the Robert J. Keegan Trust, with Mr. Keegan as trustee and (ii) options to purchase 20,166 shares of common stock that are exercisable within 60 days of February 4, 2022.
(7)Consists of (i) 76,843 shares of common stock, of which 27,487 are held by the Palmour 2012 Irrevocable Children’s Trust, with Dr. Palmour as trustee, (ii) warrants to purchase 20,000 shares of common stock that are exercisable within 60 days of February 4, 2022 and (iii) options to purchase 20,166 shares of common stock that are exercisable within 60 days of February 4, 2022.
(8)Consists of (i) 700 shares of common stock held by Ms. Sanders, (ii) warrants to purchase 700 shares of common stock that are exercisable within 60 days of February 4, 2022 and (iii) options to purchase 17,241 shares of common stock that are exercisable within 60 days of February 4, 2022.
(9)Consists of options to purchase 12,514 shares of common stock that are exercisable within 60 days of February 4, 2022.
(10)Consists of (i) 101,997 common shares held by our current executive officers and current directors, (ii) warrants to purchase 20,700 shares of common stock that are exercisable within 60 days of February 4, 2022 and (iii) options and SARs to purchase 209,500 shares of common stock exercisable within 60 days of February 4, 2022.
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
Certain Relationships and Related Transactions
The following includes a summary of transactions since January 1, 2019, to which we were or are to be a participant, in which the amount involved exceeded or will exceed the lesser of (i) $120,000 or (ii) one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our common stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described in “Executive Compensation.” We also describe below certain other transactions with our directors, executive officers and stockholders.
2020 Registered Direct Offering
On March 24, 2020, we entered into a securities purchase agreement with certain institutional investors, pursuant to which we agreed to sell and issue, in a registered direct offering priced at the market, an aggregate of 1,860,465 shares of our common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). The purchase price for each share of common stock was $4.30, and the price for each pre-funded warrant was $4.299. Each pre-funded warrant had an exercise price of $0.001 per share. The pre-funded warrants were exercisable immediately upon issuance until all of the pre-funded warrants were exercised in full.
In the offering, Sabby Volatility Warrant Master Fund, Ltd., a greater than 5% stockholder at the time of the offering, purchased 620,000 shares of common stock and pre-funded warrants to purchase up to 260,233 shares of common stock for approximately $3.8 million. Based solely on information reported in a Schedule 13G/A filed with the SEC on January 5, 2021, Sabby no longer held any of our common stock or pre-funded warrants to purchase shares of our common stock as of that date.
Joseph Moglia, a greater than 5% stockholder at the time of the offering, purchased 100,000 shares of common stock for $430,000. Based solely on information reported in a Schedule 13D/A filed with the SEC on January 27, 2021, Mr. Moglia was no longer a greater than 5% stockholder as of that date.

Reedy Creek Investments
On April 29, 2019, we entered into a royalty and milestone payments purchase agreement, or the Purchase Agreement, with Reedy Creek Investments LLC, or Reedy Creek, which beneficially owned greater than 5% of our outstanding stock at the time of the transaction. Based solely on information reported in a Schedule 13D/A filed with the SEC on June 24, 2021, Reedy Creek was no longer a greater than 5% stockholder as of that date. Pursuant to the Purchase Agreement, Reedy Creek provided funding in an initial amount of $25.0 million, which we used primarily to pursue the development, regulatory approval and commercialization activities for certain of our product candidates for certain indications, namely SB206, SB414 and SB204.
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
Our board of directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that James L. Bierman, W. Kent Geer, Robert J. Keegan, John Palmour, Machelle Sanders and Steven D. Skolsky, and that Robert A. Ingram, during his service on the board through the 2021 annual stockholder meeting, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the applicable rules and regulations of the listing requirements and rules of the Nasdaq Capital Market. In making these determinations, our board of directors considered the current and prior relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director.
Our board of directors determined that W. Kent Geer, Robert J. Keegan, John Palmour and Steven D. Skolsky, each of the four members of our audit committee, satisfy the independence standards for our audit committee established by applicable SEC rules and the listing standards of the Nasdaq Capital Market and Rule 10A-3.
Our board of directors has determined that Robert J. Keegan, James L. Bierman and Machelle Sanders, each of the three current members of our compensation committee, and W. Kent Geer, who served on the compensation committee until February 18,

2022, satisfy the independence standards for our compensation committee established by applicable SEC Rules and the listing standards of the Nasdaq Capital Market, taking into consideration all factors specified in the applicable standards.

Our board of directors has determined that John Palmour and James L. Bierman, each of the two members of our nominating and corporate governance committee, are independent within the meaning of the applicable listing standards of the Nasdaq Capital Market.
Item 14. Principal Accountant Fees and Services.
Principal Accountant Fees and Services
The following table represents the aggregate fees and expenses for services provided by BDO USA, LLP, or BDO, our independent registered public accounting firm for the fiscal years ended December 31, 2021 and 2020.

	Fiscal Year Ended
	2021	2020
	(in thousands)
Audit Fees (1)	$326	$310
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$326	$310

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
(3)List of Exhibits.

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
3.1		Restated Certificate of Incorporation of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.1	September 27, 2016
3.2		Certificate of Amendment to the Restated Certificate of Incorporation of Novan, Inc., effective May 25, 2021.		8-K	001-37880	3.1	May 25, 2021
3.3		Amended and Restated Bylaws of Novan, Inc., effective September 26, 2016.		8-K	001-37880	3.2	September 27, 2016
4.1		Form of Common Stock Certificate.		S-1/A	333-213276	4.1	September 8, 2016
4.2		Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	X
4.3		Registration Rights Agreement, dated August 30, 2019, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	4.1	September 5, 2019
4.4		Registration Rights Agreement, dated July 21, 2020, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	4.1	July 22, 2020
4.5		Form of March 2020 Public Offering Common Warrant.		8-K	001-37880	4.1	March 3, 2020
4.6		Form of March 2020 Public Offering Pre-Funded Warrant.		8-K	001-37880	4.2	March 3, 2020
4.7		Form of March 2020 Public Offering Underwriter Warrant.		8-K	001-37880	4.3	March 3, 2020
4.8		Form of March 2020 Registered Direct Offering Pre-Funded Warrant.		8-K	001-37880	4.1	March 26, 2020
4.9		Form of March 2020 Registered Direct Offering Placement Agent Warrant.		8-K	001-37880	4.2	March 26, 2020
10.1	#	Form of Director and Executive Officer Indemnification Agreement.		10-Q	001-37880	10.6	October 30, 2020
10.2	#	2008 Stock Plan, as amended, and form of option agreements thereunder.		S-1	333-213276	10.2	August 24, 2016

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.3	#	2016 Incentive Award Plan, as amended and restated.		8-K	001-37880	10.1	May 25, 2021
10.4	#	Tangible Stockholder Return Plan, dated August 2, 2018 as amended and restated.		10-Q	001-37880	10.2	May 25, 2021
10.5	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.1	November 14, 2016
10.6	#	Form of Award Agreement Awarding Incentive Stock Options to Employees under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.2	November 14, 2016
10.7	#	Form of Award Agreement Awarding Non-Qualified Stock Options to Non-Employee Directors under the Novan, Inc. 2016 Incentive Award Plan.		10-Q	001-37880	10.3	November 14, 2016
10.8	#	Form of Employment Inducement Stock Option Agreement.		10-Q	001-37880	10.3	August 8, 2018
10.9	#	Amended and Restated Employment Agreement dated December 17, 2019, by and between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.12	February 24, 2020
10.10	#	First Amendment, dated November 9, 2021, to Amended and Restated Employment Agreement dated December 17, 2019, by and between Novan, Inc. and Paula Brown Stafford.		10-Q	001-37880	10.1	November 10, 2021
10.11	#	Stock Appreciation Right Grant Notice and Agreement between Novan, Inc. and Paula Brown Stafford.		10-K	001-37880	10.13	February 24, 2020
10.12	#	Employment Agreement, dated September 23, 2020, by and between Novan, Inc. and John M. Gay.		8-K	001-37880	10.2	September 24, 2020
10.13	#	First Amendment, dated August 11, 2021, to Employment Agreement, dated September 23, 2020, by and between Novan, Inc. and John M. Gay.		10-Q	001-37880	10.3	August 12, 2021
10.14	#	Employment Agreement, dated November 1, 2021, by and between Novan, Inc. and Brian M. Johnson.	X
10.15	#	Non-Employee Director Compensation Policy.		8-K	001-37880	10.1	March 2, 2021
10.16	†	Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012, and as amended on November 30, 2012.		S-1/A	333-213276	10.7	September 8, 2016

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.17	†	Second Amendment, dated April 12, 2016, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-Q	001-37880	10.4	November 14, 2016
10.18	†	Third Amendment, dated November 1, 2018, to the Amended, Restated and Consolidated License Agreement between The University of North Carolina and Novan, Inc., dated as of June 27, 2012.		10-K	001-37880	10.23	March 27, 2019
10.19	††	Fourth Amendment, dated November 26, 2018, to the Amended, Restated and Consolidated License Agreement between the University of North Carolina and Novan, Inc., dated as of June 27, 2012.	X
10.20	††	Fifth Amendment, dated September 24, 2021, to the Amended, Restated and Consolidated License Agreement between the University of North Carolina and Novan, Inc., dated as of June 27, 2012.	X
10.21	†	UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.8	August 24, 2016
10.22	†	First Amendment, dated October 13, 2017, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.21	March 27, 2018
10.23	†	Second Amendment, dated November 2, 2018, to the UNC Sublicense Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.26	March 27, 2019
10.24	†	Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		S-1	333-213276	10.9	August 24, 2016
10.25	†	First Amendment, dated October 13, 2017, to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.23	March 27, 2018
10.26	†	Second Amendment, dated November 2, 2018 to the Novan Patent and Know-How License Agreement, dated December 29, 2015, by and between Novan, Inc. and KNOW Bio, LLC.		10-K	001-37880	10.29	March 27, 2019

				INCORPORATED BY REFERENCE
EXHIBIT NO.		DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
10.27	†	License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.17	March 20, 2017
10.28	†	First Amendment, dated January 12, 2017 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-K	001-37880	10.18	March 20, 2017
10.29	†	Second Amendment, dated October 5, 2018 to the License Agreement, dated January 12, 2017, by and between Novan, Inc. and Sato Pharmaceutical Co. Ltd.		10-Q	001-37880	10.1	November 5, 2018
10.30	††	Royalty and Milestone Payments Purchase Agreement, dated April 29, 2019, by and between Novan, Inc. and Reedy Creek Investments LLC.	X
10.31	††	Development Funding and Royalties Agreement, dated May 4, 2019, by and between Novan, Inc. and Ligand Pharmaceuticals Incorporated.	X
10.32		Common Stock Purchase Agreement, dated July 21, 2020, by and between Novan, Inc. and Aspire Capital Fund, LLC.		8-K	001-37880	10.1	July 22, 2020
10.33		Paycheck Protection Program Term Note, dated April 22, 2020, in favor of PNC Bank, National Association.		8-K	001-37880	10.1	April 23, 2020
10.34		Letter Amendment, dated August 20, 2020, to the Paycheck Protection Term Note, dated April 22, 2020, in favor of PNC Bank, National Association.		10-Q	001-37880	10.1	October 30, 2020
10.35		Lease, dated January 18, 2021, by and between Novan, Inc. and Copper II 2020, LLC, and as amended by the First Amendment to Lease as of March 18, 2021.		10-Q	001-37880	10.1	May 11, 2021
23.1		Consent of BDO USA, LLP.	X
31.1		Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.	X

†	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.
††
Certain confidential information contained in these exhibits were omitted by means of redacting a portion of the text and replacing it with [***], pursuant to Regulation S-K Item 601(b) of the Securities Act of 1933, as amended. Certain confidential information has been excluded from the respective exhibits because it is: (i) not material; and (ii) the Company treats such information as private or confidential.

#	Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Novan, Inc.

Date: February 18, 2022	By:	/s/ Paula Brown Stafford
Paula Brown Stafford
Chairman, President and Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Paula Brown Stafford	Chairman, President, Chief Executive Officer (Principal Executive Officer)	February 18, 2022
Paula Brown Stafford

/s/ John M. Gay	Chief Financial Officer (Principal Financial Officer)	February 18, 2022
John M. Gay

/s/ Andrew J. Novak	Vice President, Accounting and Business Operations (Principal Accounting Officer)	February 18, 2022
Andrew J. Novak

/s/ James L. Bierman	Director	February 18, 2022
James L. Bierman

/s/ W. Kent Geer	Director	February 18, 2022
W. Kent Geer

/s/ Robert J. Keegan	Director	February 18, 2022
Robert J. Keegan

/s/ John Palmour	Director	February 18, 2022
John Palmour

/s/ Machelle Sanders	Director	February 18, 2022
Machelle Sanders

/s/ Steven D. Skolsky	Director	February 18, 2022
Steven D. Skolsky