Form 10-Q
period 2022-06-30
Novan, Inc.
filed 2022-08-11
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 1, 2022, there were 21,281,613 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37,302	$47,085
Accounts receivable, net	18,217	4,473
Inventory, net	1,559	—
Prepaid expenses and other current assets	4,977	2,572
Total current assets	62,055	54,130
Restricted cash	583	583
Property and equipment, net	14,068	12,201
Intangible assets, net	32,406	75
Other assets	276	278
Right-of-use lease assets	1,971	1,693
Goodwill	3,033	—
Total assets	$114,392	$68,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,756	$2,170
Accrued expenses	33,428	4,988
Deferred revenue, current portion	2,586	2,586
Research and development service obligation liability, current portion	824	1,406
Contingent consideration liability, current portion	433	—
Operating lease liabilities, current portion	230	—
Total current liabilities	44,257	11,150
Deferred revenue, net of current portion	9,372	10,665
Operating lease liabilities, net of current portion	3,703	3,613
Notes payable	16,500	—
Research and development service obligation liability, net of current portion	96	142
Research and development funding arrangement liability	25,000	25,000
Contingent consideration liability, net of current portion	2,886	—
Other long-term liabilities	329	71
Total liabilities	102,143	50,641
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 21,282,563 and 18,816,842 shares issued as of June 30, 2022 and December 31, 2021, respectively; 21,281,613 and 18,815,892 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	313,629	297,441
Treasury stock at cost, 950 shares as of June 30, 2022 and December 31, 2021	(155)	(155)
Accumulated deficit	(301,227)	(278,969)
Total stockholders’ equity	12,249	18,319
Total liabilities and stockholders’ equity	$114,392	$68,960

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net product revenues	$5,809	$—	$6,526	$—
License and collaboration revenues	344	747	1,518	1,494
Government research contracts and grants revenue	5	—	41	72
Total revenue	6,158	747	8,085	1,566
Operating expenses:
Product cost of goods sold	2,612	—	2,818	—
Research and development	3,144	5,257	7,977	11,675
Selling, general and administrative	8,594	2,431	18,589	5,117
Amortization of intangible assets	548	—	669	—
Change in fair value of contingent consideration	(454)	—	(454)	—
Impairment loss on long-lived assets	—	114	—	114
Total operating expenses	14,444	7,802	29,599	16,906
Operating loss	(8,286)	(7,055)	(21,514)	(15,340)
Other income (expense), net:
Interest income	14	3	18	6
Interest expense	(608)	—	(740)	—
Gain on debt extinguishment	—	956	—	956
Other income (expense)	2	73	(22)	(597)
Total other income (expense), net	(592)	1,032	(744)	365
Net loss and comprehensive loss	$(8,878)	$(6,023)	$(22,258)	$(14,975)
Net loss per share, basic and diluted	$(0.44)	$(0.39)	$(1.14)	$(0.98)
Weighted-average common shares outstanding, basic and diluted	20,215,738	15,570,290	19,526,465	15,288,156

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Six Months Ended June 30, 2022
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2021	18,815,892	$2	$297,441	$(155)	$(278,969)	$18,319
Stock-based compensation	—	—	381	—	—	381
Common stock issued pursuant to equity distribution agreement (at-the-market facility)	164,230	—	562	—	—	562
Net loss	—	—	—	—	(13,380)	(13,380)
Balance as of March 31, 2022	18,980,122	$2	$298,384	$(155)	$(292,349)	$5,882
Stock-based compensation	—	—	453	—	—	453
Common stock and pre-funded warrants issued pursuant to the June 2022 registered direct offering, net	2,080,696	—	14,020	—	—	14,020
Common stock issued pursuant to equity distribution agreement (at-the-market facility)	220,795	—	772	—	—	772
Net loss	—	—	—	—	(8,878)	(8,878)
Balance as of June 30, 2022	21,281,613	$2	$313,629	$(155)	$(301,227)	$12,249

	Six Months Ended June 30, 2021
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2020	14,570,009	$1	$252,408	$(155)	$(249,277)	$2,977
Stock-based compensation	—	—	36	—	—	36
Exercise of common stock warrants	99,651	—	442	—	—	442
Common stock issued pursuant to common stock purchase agreement	493,163	1	6,333	—	—	6,334
Exercise of stock options	2,492	—	13	—	—	13
Net loss	—	—	—	—	(8,952)	(8,952)
Balance as of March 31, 2021	15,165,315	$2	$259,232	$(155)	$(258,229)	$850
Stock-based compensation	—	—	215	—	—	215
Exercise of pre-funded warrants related to the March 2020 registered direct offering	3,636,364	—	37,236	—	—	37,236
Exercise of common stock warrants	3,900	—	19	—	—	19
Common stock issued pursuant to common stock purchase agreements	6,150	—	29	—	—	29
Extinguishment of fractional shares resulting from reverse stock split	(37)	—	—	—	—	—
Net loss	—	—	—	—	(6,023)	(6,023)
Balance as of June 30, 2021	18,811,692	$2	$296,731	$(155)	$(264,252)	$32,326
The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(22,258)	$(14,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	344	138
Impairment loss on long-lived assets	—	114
Amortization of intangible assets	669	—
Change in fair value of contingent consideration	(454)	—
Stock-based compensation	834	(261)
Foreign currency transaction loss	—	667
Gain on debt extinguishment	—	(956)
Changes in operating assets and liabilities:
Accounts receivable	6,339	4,457
Inventory	151	—
Prepaid expenses and other current assets	1,287	1,830
Accounts payable	3,921	(107)
Accrued expenses	855	(657)
Deferred revenue	(1,293)	(1,494)
Research and development service obligation liabilities	(628)	210
Other long-term assets and liabilities	(111)	45
Net cash used in operating activities	(10,344)	(10,989)
Cash flow from investing activities:
Purchases of property and equipment	(2,800)	(2,810)
Payment for EPI Health Acquisition	(11,993)	—
Net cash used in investing activities	(14,793)	(2,810)
Cash flow from financing activities:
Proceeds from issuance of common stock and pre-funded warrants, net of underwriting fees and commissions	14,220	37,600
Proceeds from exercise of common stock warrants	—	461
Proceeds from issuance of common stock under common stock purchase agreement	—	6,334
Proceeds from common stock issued pursuant to equity distribution agreement (at-the-market facility)	1,334	—
Payments related to offering costs	(200)	(243)
Proceeds from exercise of stock options	—	42
Net cash provided by financing activities	15,354	44,194
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,783)	30,395
Cash, cash equivalents and restricted cash as of beginning of period	47,668	35,879
Cash, cash equivalents and restricted cash as of end of period	$37,885	$66,274

Supplemental disclosure for cash flow information:
Interest paid	$339	$—

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$782	$4,007
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,386
Non-cash gain on debt extinguishment from forgiveness of Paycheck Protection Program loan	$—	$956
Deferred offering costs in accounts payable and accrued expenses	$—	$121
Deferred offering costs reclassified to additional paid-in capital	$—	$364
Contingent consideration related to EPI Health Acquisition	$3,773	$—
Note payable issued for EPI Health Acquisition	$16,500	$—

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$37,302	$65,802
Restricted cash included in noncurrent assets	583	472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$37,885	$66,274

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
See Note 2—“Acquisition of EPI Health” for further information regarding the EPI Health Acquisition. The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022, specifically from March 11, 2022 through June 30, 2022.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The December 31, 2021 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements. Additionally, the Company’s independent registered public accounting firm’s report on the December 31, 2021 financial statements included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.
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
All disclosures of shares and per share data in the condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.
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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•The Company has reported a net loss in all fiscal periods since inception and, as of June 30, 2022, the Company had an accumulated deficit of $301,227.
•As of June 30, 2022, the Company had a total cash and cash equivalents balance of $37,302.
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
The Company believes that its existing cash and cash equivalents as of June 30, 2022, as subsequently adjusted by items described in Note 19—“Subsequent Events”, plus expected receipts associated with product sales from its commercial product portfolio, will provide it with adequate liquidity to fund its planned operating needs through the end of 2022. Variability in its operating forecast, driven primarily by (i) commercial product sales, (ii) timing of operating expenditures, and (iii) anticipated changes in net working capital, will impact the Company’s cash runway. This operating forecast and related cash projection includes (i) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum, including NDA-enabling drug stability studies for SB206, (ii) costs associated with the readiness and operation of the Company’s new manufacturing capability necessary to support small-scale drug substance and drug product manufacturing, (iii) conducting drug manufacturing activities with external third-party CMOs, (iv) ongoing commercial operations, including sales, marketing, inventory procurement and distribution, and supportive activities, related to its portfolio of therapeutic products for skin diseases acquired with the EPI Health Acquisition, and (v) initial efforts to support potential commercialization of SB206, but excludes additional operating costs that could occur between a potential NDA submission for SB206 through NDA approval, including, but not limited to, marketing and commercialization efforts to achieve potential launch of SB206. The Company does not currently have sufficient funds to complete commercialization of any of its product candidates that are under development, and its funding needs will largely be determined by its commercialization strategy for SB206, subject to the targeted submission timing for the new drug application (“NDA”) relating to SB206 and the regulatory approval process and outcome, and the operating performance of its commercial product portfolio.
The inability of the Company to generate sufficient net revenues to fund its operations or obtain significant additional funding on acceptable terms, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including, but not limited to, delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company may pursue additional capital through equity or debt financings or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s anticipated expenditure levels may change if it adjusts its current operating plan. Such actions could delay development timelines and have a material adverse effect on its business, results of operations, financial condition and market valuation.
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
Business Acquisitions
The Company accounts for business acquisitions using the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”). ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements (“ASC 820”), as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price. Under ASC 805, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires the Company to make estimates and assumptions related to the estimated fair values of net assets acquired.
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
During the pandemic, the timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 study and was a factor influencing the Company’s previous adjustment of its targeted SB206 submission timing, currently planned for no later than the end of the fourth quarter of 2022.
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
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and six months ended June 30, 2022 and 2021, comprehensive loss was equal to net loss.
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and six months ended June 30, 2022 and June 30, 2021 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	June 30,
	2022	2021
Warrants to purchase common stock (Note 11)	8,716,252	1,274,176
Stock options outstanding under the 2008 and 2016 Plans (Note 16)	982,353	401,525
Nonvested restricted stock units (Note 16)	420,106	—
Stock appreciation rights outstanding under the 2016 Plan (Note 16)	60,000	61,000
Inducement stock options outstanding (Note 16)	1,250	1,250
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

Revenue Recognition
The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company (i) identifies the contract with a customer, (ii) identifies the performance obligations within the contract, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations in the contract, and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within the contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.
Upon occurrence of a contract modification, the Company conducts an evaluation pursuant to the modification framework in ASC 606 to determine the appropriate revenue recognition. The framework centers around key questions, including (i) whether the modification adds additional goods and services, (ii) whether those goods and services are distinct, and (iii) whether the contract price increases by an amount that reflects the standalone selling price for the new goods or services. The resulting conclusions will determine whether the modification is treated as a separate, standalone contract or if it is combined with the original contract and accounted for in that manner. In addition, some modifications are accounted for on a prospective basis and others on a cumulative catch-up basis.
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
License and Collaboration Revenues
The Company has entered into various types of agreements that either license the Company’s intellectual property to a third party or acquire license rights to intellectual property of a third party, or both.
Agreements where the Company licenses its intellectual property to a third party for development and commercialization in a licensed territory. If the applicable license is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, the Company’s management utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the estimated performance period and the appropriate method of measuring progress during the performance period for purposes of recognizing revenue. The Company re-evaluates the estimated performance period and measure of progress each reporting period and, if necessary, adjusts related revenue recognition accordingly. These arrangements often include milestone as well as royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements from or payments to the collaboration partner. Because of the risk that products in development will not receive regulatory approval, the Company does not recognize any contingent payments until after regulatory approval has been achieved.
Agreements where the Company acquires licensed rights to, or otherwise accesses, a third party’s intellectual property for commercialization of the third party’s product in a licensed territory. The Company also enters into various types of arrangements to commercialize products. The Company’s services provided to the third party under such arrangements, in exchange for compensation that may take the form of cost reimbursements, may include promoting, marketing, selling and distributing the third party’s developed drugs, and may also involve certain license rights granted to the parties for use of the other party’s intellectual property while providing defined services under the arrangements. The Company assesses the nature of each such arrangement and the various rights granted and services performed thereunder, and determines the applicable accounting standard, which may include ASC 808, Collaborative Arrangements (“ASC 808”) or ASC 606.
Royalty revenue from licenses provided to the Company’s collaboration partners, which is based on sales to third parties of licensed products and technology, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied. This royalty revenue is included in license and collaboration revenue in the accompanying condensed consolidated statements of operations and comprehensive loss.
When the Company performs and incurs marketing and promotional services expense under an arrangement that is determined to be within the scope of ASC 808, and where such services are on behalf of a collaboration partner that is not considered a customer under ASC 606, the Company recognizes a contra-expense that reflects the value of the cost reimbursement to which the Company is expected to be entitled in exchange for those services.

Such contractually required reimbursements are reported as a liability or an asset within the accompanying condensed consolidated balance sheets based upon the timing of cash receipt from the collaboration partner.
Government research contracts and grants revenue
Under the terms of the contracts and grants awarded, the Company is entitled to receive reimbursement of its allowable direct expenses, allocated overhead, general and administrative expenses and payment of other specified amounts. Revenues from development and support activities under government research contracts and grants are recorded in the period in which the related costs are incurred. Associated expenses are recognized when incurred as research and development expense. Revenue recognized in excess of amounts collected from funding sources is recorded as accounts receivable. Any of the funding sources may, at their discretion, request reimbursement for expenses or return of funds, or both, as a result of noncompliance by the Company with the terms of the grants. No reimbursement of expenses or return of funds has been requested or made since inception of the contracts and grants.
Product Cost of Goods Sold
Product cost of goods sold includes the direct costs attributable to the Company’s product revenue. It includes the cost of the purchased finished goods, shipping and storage costs related to the Company’s marketed drug products, sales based royalty and milestone expenses, and certain third-party intellectual property licensing costs.
Advertising Costs
Promotion, marketing and advertising costs are expensed as incurred. Promotion, marketing and advertising costs for the three and six months ended June 30, 2022, were approximately $1,237 and $1,624, respectively. There were no costs for the three and six months ended June 30, 2021. The costs are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.
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
The Company did not record a federal or state income tax benefit for the three and six months ended June 30, 2022 or 2021 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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
Restricted Cash
Restricted cash as of June 30, 2022 and December 31, 2021 includes funds maintained in a deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters. See Note 6—“Leases” for further information regarding the letter of credit.
Accounts Receivable, net
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond the agreed-upon due date.
The Company records an allowance for credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions that affect the expected collectability of the reported amount of the financial asset, as well as a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. No allowance for credit losses was recorded as of June 30, 2022 or December 31, 2021 as all amounts included in accounts receivable are expected to be collected.
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
Inventory, net
The Company maintains inventory consisting of for-sale pharmaceuticals related to its marketed product portfolio. The Company measures inventory using the first-in, first-out method and values inventory at the lower of cost or net realizable value. Net realizable value represents the estimated selling price for inventories less all estimated costs to sell.
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
Contingent consideration is remeasured at each reporting date and any changes in the liability are recorded within the consolidated statement of operations and comprehensive loss. See Note 17—“Fair Value” for further information.
Classification of Warrants Issued in Connection with Offerings of Common Stock

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and remeasured each balance sheet date thereafter. Changes in the estimated fair value of the liability-classified warrants are recognized as a non-cash gain or loss in the accompanying condensed consolidated statements of operations and comprehensive loss.
Related Parties
Members of the Company’s board of directors held 124,497 and 100,497 shares of the Company’s common stock as of June 30, 2022 and December 31, 2021, respectively.
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
Note 2: Acquisition of EPI Health
On March 11, 2022, the Company completed the EPI Health Acquisition, in which the Company acquired all of the issued and outstanding units of membership interest of EPI Health from EPG for estimated purchase consideration of $35,366. EPI Health is an integrated medical dermatology company providing the Company with a commercial infrastructure to support the commercialization of products. Subsequent to the EPI Health Acquisition, the Company sells various dermatological products for the treatments of plaque psoriasis, rosacea, acne and dermatoses.
The portion of the estimated purchase consideration at closing was $27,500, as adjusted for cash, indebtedness, net working capital estimates and other contractually defined adjustments (the “Closing Purchase Price”). The Closing Purchase Price consisted of (i) $11,000 paid in cash, (ii) a secured promissory note issued to EPG in the principal amount of $16,500 (the “Seller Note”), and (iii) a $993 payment representing an adjustment for estimated net working capital. See Note 9—“Notes Payable” and Note 19—“Subsequent Events” for additional detail regarding the Seller Note and its related terms.
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
Certain of the above milestone payments will accelerate and become immediately payable upon certain specified events during the applicable milestone periods, including a sale of all or substantially all of the assets with respect to certain of EPI Health’s legacy products. The EPI Health Purchase Agreement provides that payment of any additional consideration may be made in cash or in shares of the Company’s common stock, so long as the number of shares that may be issued pursuant to the EPI Health Purchase Agreement or otherwise in connection with the EPI Health Acquisition is limited to no more than 19.99% of the Company’s outstanding shares of common stock immediately prior to the closing, unless stockholder approval is obtained to issue more than 19.99%.
The EPI Health Acquisition is being accounted for as a business combination using the acquisition method in accordance with ASC 805. Under this method of accounting the fair value of the consideration transferred is allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the date of the EPI Health Acquisition. Any excess of the purchase price over the fair value of identified assets acquired and liabilities assumed is recognized as goodwill.
For the six months ended June 30, 2022, the Company incurred costs related to the EPI Health Acquisition of $4,621 recognized in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.
From the EPI Health Acquisition date through June 30, 2022, $6,751 of total net revenue and a net loss of $1,192 associated with EPI Health’s operations are included in the condensed consolidated statements of operations and comprehensive loss for the six months ended June 30, 2022.
Purchase Consideration
The following table presents the allocation of the estimated purchase consideration to be allocated to the estimated fair values of the net assets acquired at the EPI Health Acquisition date.

As of June 30, 2022
Initial cash consideration to Seller	$11,000
Secured promissory note issued to Seller	16,500
Closing date fair value of contingent consideration liability	3,773
Remaining working capital adjustment to be paid	3,100
Working capital adjustment paid at close	993
Total estimated purchase consideration	$35,366
As noted in Note 19—“Subsequent Events,” on July 7, 2022, the Company and EPG agreed to the final net working capital adjustment amount (the “Total Adjustment Amount”), as defined in the EPI Health Purchase Agreement, as part of the post-closing adjustment to the estimated purchase price for the EPI Health Acquisition. The Total Adjustment Amount was determined to be positive and in the amount of $3,100, which was paid to EPG on July 7, 2022. As of March 31, 2022, the Company estimated that the Total Adjustment Amount would be $4,069. Therefore, the Company has reflected a $969 measurement period adjustment to the estimated purchase consideration to be paid as of June 30, 2022. This adjustment resulted in a reduction of goodwill from the previous preliminary amount of $4,002 to an estimated amount of $3,033 as of June 30, 2022.
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

The total estimated purchase consideration was provisionally allocated to the estimated fair values of the assets acquired and liabilities assumed as of March 11, 2022 as follows:

Assets acquired and liabilities assumed:
Accounts receivable	$20,083
Inventory	1,710
Prepaid expenses and other current assets	3,692
Property and equipment	100
Intangible assets	33,000
Other assets	27
Right-of-use lease assets	400
Total assets	$59,012

Accounts payable	$947
Accrued expenses	24,892
Operating lease liabilities, current portion	208
Operating lease liabilities, net of current portion	342
Other long-term liabilities	290
Total liabilities	$26,679

Total identifiable net assets acquired	$32,333
Goodwill	3,033
Total estimated purchase consideration	$35,366

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
Goodwill was determined on the basis of the provisional fair values of the assets and liabilities identified at the time of the EPI Health Acquisition. The estimated provisional allocation of purchase consideration will be adjusted, within a period of no more than 12 months from the EPI Health Acquisition date, if these fair values change as a result of circumstances existing at the acquisition date. These measurement period adjustments may arise with regard to amounts recorded as assets and liabilities upon verification of such amounts or upon finalization of the required valuations of intangible assets identified. The amounts of reserves and provisions may also be adjusted as a result of ongoing procedures to identify and measure liabilities, including tax, environmental risks and litigation. The purchase consideration may also be adjusted in connection with finalizing the valuation procedures for the contingent consideration liability and any potential changes in the fair value of the Seller Note. Any adjustments to amounts may impact the valuation of the consideration or the amounts recorded as goodwill.
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
Pro forma Information
The following pro forma information presents the combined results of operations for the three and six months ended June 30, 2022 and 2021, as if the Company had completed the EPI Health Acquisition at the beginning of the periods presented. The pro forma financial information is provided for comparative purposes only and is not indicative of what actual results would have been had the EPI Health Acquisition occurred at the beginning of the periods presented, nor does it give effect to synergies, cost savings, fair market value adjustments, and other changes expected to result from the EPI Health Acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period. The pro forma financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs.

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenue	$6,158	$5,022	$12,105	$9,890
Net loss and comprehensive loss	(8,878)	(8,705)	(23,312)	(21,005)
Net loss per share, basic and diluted	$(0.44)	$(0.56)	$(1.19)	$(1.37)
Note 3: Inventory, net
The major components of inventory, net, were as follows:

June 30, 2022
Finished goods available for sale	$1,571
Reserve for obsolescence	(12)
Inventory, net	$1,559
As part of the EPI Health Acquisition, inventory, net, were marked to fair value as part of the Company’s ASC 805 business combination accounting. See Note 2—“Acquisition of EPI Health” for additional detail.
Note 4: Prepaid Expenses and Other Current Assets
The following table represents the components of prepaid expenses and other current assets as of:

	June 30, 2022	December 31, 2021
Inventory and raw material deposits	$1,190	$—
Prepaid service contracts	380	—
Prepaid insurance	808	1,697
Prepaid Prescription Drug User Fee Act (PDUFA) fees	462	—
Product samples	969	—
Other current assets related to leasing arrangement	27	109
Prepaid expenses and other current assets	1,141	766
Total prepaid expenses and other current assets	$4,977	$2,572
Note 5: Property and Equipment, net
Property and equipment consisted of the following:

	June 30, 2022	December 31, 2021
Computer equipment	$101	$58
Furniture and fixtures	99	23
Laboratory equipment	5,705	4,134
Office equipment	177	177
Leasehold improvements	9,911	9,391
Property and equipment, gross	15,993	13,783
Less: Accumulated depreciation and amortization	(1,925)	(1,582)
Total property and equipment, net	$14,068	$12,201
Depreciation and amortization expense was $247 and $344 for the three and six months ended June 30, 2022, respectively, and $81 and $138 for the three and six months ended June 30, 2021, respectively.
Corporate and Manufacturing Facility

As of June 30, 2022 and December 31, 2021, the Company had construction in progress amounts related to leasehold improvements of zero and $7,485, respectively.
See Note 6—“Leases” for details regarding the TBC Lease and the Company’s corporate and manufacturing facility.
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
The Premises serves as the Company’s corporate headquarters and supports various cGMP activities, including research and development and small-scale manufacturing capabilities. These capabilities include the infrastructure necessary to support small-scale drug substance manufacturing and the ability to act as a primary, or secondary backup, component of a potential future commercial supply chain.
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
TBC Lease and Meeting Street Lease
Rent expense, including both short-term and variable lease components associated with the TBC Lease and the Meeting Street Lease, as applicable, was $149 and $286 for the three and six months ended June 30, 2022, respectively. Rent expense was $111 and $256 for the three and six months ended June 30, 2021, respectively.
The remaining lease term for the TBC Lease and the Meeting Street Lease are 9.36 years and 1.99 years, respectively, as of June 30, 2022. The weighted average discount rate for both leases was 8.35% as of June 30, 2022.
Future net minimum lease payments, net of amounts expected to be received related to the tenant improvement allowance, as of June 30, 2022 were as follows:

Maturity of Lease Liabilities	Operating Lease
2022	$(213)
2023	435
2024	816
2025	645
2026	665
2027 and beyond	3,700
Total future undiscounted lease payments	$6,048
Add: reclassification of discounted net cash inflows to other current assets	27
Less: imputed interest	(2,142)
Total reported lease liability	$3,933
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
Components of lease assets and liabilities as of June 30, 2022 were as follows:

June 30, 2022
Assets
Other current assets related to leasing arrangement	$27
Right-of-use lease assets	1,971
Total lease assets	$1,998

Liabilities
Operating lease liabilities, current portion	$230
Operating lease liabilities, net of current portion	3,703
Total lease liabilities	$3,933
During the year ended December 31, 2021, the Company received $1,523 related to payments as part of the total TBC Landlord funded tenant improvement allowance. The effective discounted value of the remaining tenant improvement allowance payments being funded by the TBC Landlord, of the total tenant improvement allowance of $2,450, partially offset by the expected lease payments by the Company within the next twelve months, results in a net balance of $27. This net amount is presented within the condensed consolidated balance sheets within prepaid expenses and other current assets as of June 30, 2022. Furthermore, this amount is also included in long-term lease liabilities within the condensed consolidated balance sheets as of June 30, 2022.

Note 7: Goodwill and Intangible Assets, net
Goodwill
The Company’s goodwill balance as of June 30, 2022 was $3,033. The entire goodwill balance relates to the EPI Health Acquisition during the six months ended June 30, 2022. None of the goodwill is expected to be deductible for income tax purposes.
Intangible Assets
The following table presents both definite and indefinite lived intangible assets as of June 30, 2022, comprised primarily of acquired product rights related to the EPI Health Acquisition:

	Initial Carrying Value	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Rhofade	$15,500	$314	$15,186	14.75
Wynzora	3,000	61	2,939	14.75
Minolira	3,500	71	3,429	14.75
Cloderm	6,500	132	6,368	14.75
Nuvail	1,000	20	980	14.75
Sitavig	3,500	71	3,429	14.75
Website domain	75	—	75	—
Total intangible assets	$33,075	$669	$32,406	14.75
The Company amortizes the product rights related to its commercial product portfolio over their estimated useful lives. As part of the EPI Health Acquisition, product rights were recorded at fair value as part of the Company’s ASC 805 business combination accounting. See Note 2—“Acquisition of EPI Health” for additional detail.
The following table represents annual amortization of definite lived intangible assets for the next five fiscal years, and thereafter:

2022	$1,109
2023	2,200
2024	2,206
2025	2,200
2026	2,200
Thereafter	22,416
Total amortization	$32,331

Note 8: Accrued Expenses
The following table represents the components of accrued expenses as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accrued rebates, discounts and chargebacks	$14,554	$—
Accrued returns	4,871	—
Accrued compensation	2,296	1,543
Accrued outside research and development services	171	194
Accrued legal and professional fees	508	—
Accrued royalties	903	—
Accrued working capital adjustment	3,100	—
Accrued construction in process	613	1,020
Accrued SB206 pre-commercial and marketing	107	—
Accrued Wynzora payments due to collaborator	426	—
Accrued MC2 collaboration deposit	2,824	—
Accrued other expenses	3,055	2,231
Total accrued expenses	$33,428	$4,988
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
During the three and six months ended June 30, 2022, the Company recorded interest expense of $608 and $740, respectively, related to the Seller Note. As of June 30, 2022, the Company had $401 of accrued interest included within accrued expenses on the condensed consolidated balance sheets.
The following table represents future maturities of the Seller Note obligation as of June 30, 2022:

2022	$—
2023	—
2024	16,500
Total notes payable	$16,500
See Note 19—“Subsequent Events” for additional detail regarding the Seller Note.
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
In connection with entering into the Equity Distribution Agreement with Oppenheimer discussed in Note 11—“Stockholders’ Equity,” the Company terminated its common stock purchase agreement with Aspire Capital on March 10, 2022. Other than such termination, there have been no material contract terminations as of June 30, 2022.
Also, see Note 11—“Stockholders’ Equity” regarding outstanding common stock warrants and pre-funded warrants.
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
For the three and six months ended June 30, 2022, the Company recorded $1,538 and $1,636, respectively of expense related to royalties on net sales and accruals of certain cumulative sales-based milestones related to its commercial product portfolio, described above, including Wynzora residual net sales royalty payments due to the collaboration partner. As of June 30, 2022 the Company had (i) accrued royalties of $903 and accrued Wynzora royalty payments of $426, and (ii) accrued milestones of $329 presented within accrued expenses and other long-term liabilities, respectively, in its condensed consolidated balance sheets.

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

Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of June 30, 2022 and December 31, 2021. There were 21,281,613 and 18,815,892 shares of voting common stock outstanding as of June 30, 2022 and December 31, 2021, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	June 30, 2022	December 31, 2021
Outstanding warrants to purchase common stock	8,716,252	1,274,176
Outstanding stock options (Note 16)	983,603	518,553
Outstanding stock appreciation rights (Note 16)	60,000	60,000
Nonvested restricted stock units (Note 16)	420,106	—
For possible future issuance under the 2016 Stock Plan (Note 16)	328,068	1,213,224
	10,508,029	3,065,953
Preferred Stock
The Company’s restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of June 30, 2022 and December 31, 2021.
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
During the six months ended June 30, 2022, the Company sold 385,025 shares of its common stock at an average price of approximately $3.58 per share for total net proceeds of $1,334 under the Equity Distribution Agreement.
In relation to the June 2022 Registered Direct Offering (as defined and described below), the Company agreed not to issue any additional securities in any variable rate transaction (as defined in the related securities purchase agreement), including under the Equity Distribution Agreement, until December 13, 2022, unless, on or after September 11, 2022, the VWAP (as defined in the related securities purchase agreement) for the trading day prior to the date of the transaction is greater than 50% above the exercise price for the June 2022 Common Warrants.
Outstanding Common Stock Warrants and Pre-funded Warrants
The Company has historically entered into certain equity offerings with underwriters and placement agents, such as the June 2022 Registered Direct Offering, the March 2020 Public Offering, the March 2020 Registered Direct Offering and the January 2018 Offering, that included certain common stock warrant and pre-funded warrant issuances.
The following table presents the Company’s outstanding warrants to purchase common stock and pre-funded warrants for the periods indicated.

	June 30, 2022	December 31, 2021	Exercise Price Per Share

Warrants to purchase common stock issued in the January 2018 Offering	—	999,850	$46.60
Warrants to purchase common stock issued in the June 2022 Registered Direct Offering	5,261,311	—	2.851
Pre-funded warrants to purchase common stock issued in the June 2022 Registered Direct Offering	3,180,615	—	0.01
Warrants to purchase common stock issued in the March 2020 Public Offering	252,417	252,417	3.00
Underwriter warrants to purchase common stock associated with the March 2020 Public Offering	11,304	11,304	3.75
Placement agent warrants to purchase common stock issued in the March 2020 Registered Direct Offering	10,605	10,605	5.375
	8,716,252	1,274,176
The weighted average exercise price per share for warrants outstanding and pre-funded as of June 30, 2022 and December 31, 2021 was $1.82 and $37.24, respectively.
June 2022 Registered Direct Offering
On June 9, 2022, the Company entered into a securities purchase agreement with an institutional investor (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser, in a registered direct offering priced at-the-market under Nasdaq rules (the “June 2022 Registered Direct Offering”) (i) 2,080,696 shares (the “June 2022 Shares”) of the Company’s common stock, and accompanying common stock warrants (the “June 2022 Common Warrants”) to purchase an aggregate of 2,080,696 shares of common stock, for a combined price of $2.851 per share and accompanying common warrant, and (ii) pre-funded warrants to purchase 3,180,615 shares of the Company’s common stock (the “June 2022 Pre-funded Warrants”) and accompanying common warrants to purchase 3,180,615 shares of common stock, for a combined price of $2.841 per pre-funded warrant and accompanying common warrant. The June 2022 Registered Direct Offering closed on June 13, 2022. Net proceeds from the offering were approximately $14,020 after deducting fees and commissions and offering expenses of approximately $948. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital.
As of June 30, 2022, 3,180,615 June 2022 Pre-funded Warrants and 5,261,311 June 2022 Common Warrants are outstanding.
The Company entered into a placement agent agreement (the “Placement Agent Agreement”) dated as of June 9, 2022, engaging Oppenheimer to act as the sole placement agent in connection with the June 2022 Registered Direct Offering. Pursuant to the Placement Agent Agreement, the Company agreed to pay Oppenheimer a placement agent fee in cash equal to 5.0% of the gross proceeds from the sale of the June 2022 Shares, the June 2022 Pre-funded Warrants and the June 2022 Common Warrants, and to reimburse certain expenses of Oppenheimer in connection with the June 2022 Registered Direct Offering. Each June 2022 Pre-funded Warrant has an exercise price of $0.01 per share. The June 2022 Pre-funded Warrants are exercisable immediately upon issuance until all of the June 2022 Pre-funded Warrants are exercised in full. Each June 2022 Common Warrant is immediately exercisable and has an exercise price of $2.851 per share and will expire five years from the date of issuance.
The exercise price and the number of shares of common stock purchasable upon the exercise of the June 2022 Pre-funded Warrants and June 2022 Common Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, reclassifications and combinations of the Company’s common stock.

Common warrants. The June 2022 Common Warrants include certain provisions that establish warrant holder settlement rights that take effect upon the occurrence of certain fundamental transactions. The June 2022 Common Warrants define a fundamental transaction to generally include any consolidation, merger or other transaction whereby another entity acquires more than 50% of the Company’s outstanding common stock or the sale of all or substantially all of the Company’s assets. The fundamental transaction provision provides the warrant holders with the option to settle any unexercised warrants for cash in the event of certain fundamental transactions that are within the control of the Company. For any fundamental transaction that is not within the control of the Company, including a fundamental transaction not approved by the Company’s board of directors, the warrant holder will only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. In the event of any fundamental transaction, and regardless of whether it is within the control of the Company, the settlement amount of the June 2022 Common Warrants (whether in cash, stock or a combination thereof) is determined based upon a Black-Scholes value that is calculated using inputs as specified in the June 2022 Common Warrants, including a defined volatility input equal to the greater of the Company’s 100-day historical volatility or 100%.
The June 2022 Common Warrants also include a separate provision whereby the exercisability of such warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% (or an amount up to 9.99% if the holder so elects) of the Company’s common stock.
The Company assessed the June 2022 Common Warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 1—“Organization and Significant Accounting Policies.” During this assessment, the Company determined (i) the June 2022 Common Warrants did not constitute a liability under ASC 480; (ii) the June 2022 Common Warrants met the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment under the June 2022 Common Warrants only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within the control of the Company; (iv) upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the June 2022 Common Warrants are indexed to the Company’s common stock; and (vi) the June 2022 Common Warrants met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the June 2022 Common Warrants are freestanding equity-linked derivative instruments that met the criteria for equity classification. Accordingly, the June 2022 Common Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
Pre-funded warrants. The June 2022 Pre-funded Warrants’ fundamental transaction provision did not provide the warrant holders with the option to settle any unexercised warrants for cash in the event of any fundamental transactions; rather, in all fundamental transaction scenarios, the warrant holder was only entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that was being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The June 2022 Pre-funded Warrants also included a separate provision whereby the exercisability of the warrants could be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% (or an amount up to 9.99% if the holder so elects) of the Company’s common stock.
The Company assessed the June 2022 Pre-funded Warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in Note 1—“Organization and Significant Accounting Policies.” During this assessment, the Company determined the June 2022 Pre-funded Warrants were freestanding instruments that did not meet the definition of a liability pursuant to ASC 480 and did not meet the definition of a derivative pursuant to ASC 815. The June 2022 Pre-funded Warrants were indexed to the Company’s common stock and met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the June 2022 Pre-funded Warrants were freestanding equity-linked financial instruments that met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the June 2022 Pre-funded Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
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
The CMPO Common Warrants have an exercise price of $3.00 per share and expire five years from the date of issuance. During the three and six months ended June 30, 2022, there were no exercises of CMPO Common Warrants. During the six months ended June 30, 2021, warrant holders exercised 10,000 of the CMPO Common Warrants for total proceeds of approximately $30. There were 252,417 of the CMPO Common Warrants outstanding as of June 30, 2022.
The CMPO UW Warrants have an exercise price of $3.75 per share and expire five years from the date of issuance. During the three and six months ended June 30, 2022, there were no exercises of CMPO UW Warrants. During the six months ended June 30, 2021, warrant holders exercised 48,192 of the CMPO UW Warrants for total proceeds of approximately $181. There were 11,304 of the CMPO UW Warrants outstanding as of June 30, 2022.
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
The RDO PA Warrants have an exercise price of $5.375 per share and expire five years from the date of issuance. During the three and six months ended June 30, 2022, there were no exercises of RDO PA Warrants. During the six months ended June 30, 2021, warrant holders exercised 45,209 of the RDO PA Warrants for total proceeds of approximately $243. There were 10,605 of the RDO PA Warrants outstanding as of June 30, 2022.
January 2018 Offering
There were no exercises of warrants issued in the Company’s public offering that closed on January 9, 2018 (the “January 2018 Offering”) during the three and six months ended June 30, 2022. During the six months ended June 30, 2021, warrant holders exercised 150 of the warrants issued in the January 2018 Offering. On January 9, 2022, the remaining 999,850 outstanding warrants related to the January 2018 Offering expired without being exercised.
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
During the six months ended June 30, 2022, there were no sales of common stock under the July 2020 CSPA. During the six months ended June 30, 2021, the Company sold 493,163 shares of its common stock at an average price of $1.28 for total proceeds of $6,334.

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
Wynzora Agreements
Effective as of January 1, 2022, EPI Health entered into an amended and restated promotion and collaboration agreement with MC2 Therapeutics Limited (“MC2”), relating to the commercialization of Wynzora for treatment of plaque psoriasis in adults in the United States (the “MC2 Agreement”). Pursuant to the MC2 Agreement, which sets forth the collaborative efforts between EPI Health and MC2 to commercialize and promote Wynzora with MC2 in the United States, MC2 granted EPI Health an exclusive right and license under MC2’s intellectual property rights to sell, or detail (as defined in the MC2 Agreement), and engage in certain commercialization activities with respect to Wynzora in the United States.
In exchange for the provision of promotional and commercialization activities, under the terms of the MC2 Agreement, EPI Health is entitled to receive:
•Reimbursement for all incremental costs incurred by the Company for the promotion and commercialization of Wynzora, including the incremental portion of the Company’s personnel and commercial operating costs. The supply price of Wynzora product inventory is also considered to be an incremental cost that is reimbursed by MC2.
•A commercialization fee equivalent to a percentage of net sales ranging from the mid-teens for net sales less than or equal to $65,000 to the upper single digits for annual net sales greater than $105,000. EPI Health collects this commercialization fee by retaining its portion of the Wynzora product net sales it collects from its customers, with the remainder of the net sales being remitted by EPI Health to MC2 periodically in the form of a royalty payment, pursuant to the MC2 Agreement.
•A contingent incentive fee equal to 5% of the first $30,000 in net sales of Wynzora sold in the United States by EPI Health in each of the 2022 and 2023 calendar years; provided that such incentive fee shall not exceed $1,500 each year and such incentive fee shall not be credited to EPI Health until the royalty payments paid to MC2 surpass the amount of certain commercialization payments made previously by MC2.
The term of the MC2 Agreement runs until the seventh anniversary of the first commercial sale of Wynzora (as defined in the MC2 Agreement) or June 30, 2028, whichever is earlier. Either party may terminate the MC2 Agreement for the other party’s material uncured breach or the bankruptcy or insolvency of the other party. MC2 may terminate the MC2 Agreement under certain scenarios, including for convenience with twelve months’ advance notice to EPI Health, provided that the termination is not effective unless MC2 pays any unpaid historical liabilities related to commercialization of Wynzora owed by MC2. In the case of such termination, MC2 is also required to make an additional sunset payment to EPI Health, paid in installments over the twenty-four month period following termination. EPI Health may terminate the MC2 Agreement for convenience with twelve months’ advance notice to MC2 provided that the termination is not effective unless the Company provides MC2 with a guarantee of the payment of any outstanding royalty payments, to the extent such royalty payments owed by EPI Health exceed any unpaid historical liabilities related to commercialization of Wynzora owed by MC2.
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
Nuvail Agreements
On November 7, 2021, a predecessor of EPI Health entered into an exclusive license agreement with Chesson Laboratory Associates, Inc. (“Chesson”), as subsequently amended, for the sale of Nuvail, and pursuant to such agreement, EPI Health serves as an exclusive distributor of this product in the United States. Pursuant to the Nuvail license agreement, EPI Health is required to pay a tiered royalty up to a low double digit percentage of net sales of Nuvail, subject to a minimum annual royalty payment. The initial term of the license agreement expired in 2021 and was automatically extended for an additional five year renewal period. The license agreement may be terminated by either party for material breach. Chesson may terminate the license agreement early for convenience upon 12 months’ notice but is required to pay a termination fee based on a multiple of trailing twelve months gross sales.
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
Sublicense of UNC and other third party intellectual property to KNOW Bio. The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from UNC under the UNC License Agreement, and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the three and six months ended June 30, 2022 and 2021.

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
The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022, specifically from March 11, 2022 through June 30, 2022. Net product revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Total Net Product Revenues	Percentage of Net Product Revenues	Total Net Product Revenues	Percentage of Net Product Revenues
Rhofade	$4,253	73.2%	$5,091	78.0%
Wynzora	650	11.2%	650	10.0%
Minolira	312	5.4%	390	6.0%
Cloderm	197	3.4%	239	3.7%
Other	397	6.8%	156	2.4%
Net product revenues	$5,809	100.0%	$6,526	100.0%
For the period March 11, 2022 through June 30, 2022, the Company recorded adjustments for certain commercial products for accruals that were assumed as of the EPI Health Acquisition date within the Other category in the table above.
As of June 30, 2022, three of the Company’s customers accounted for more than 10% of its total accounts receivable balance at 20%, 15% and 13%, respectively.
For the three and six months ended June 30, 2022, one of the Company’s customers accounted for more than 10% of its total gross product revenues, at 11%, for both periods respectively.
Note 14: License and Collaboration Revenues
The Company has the following actively promoted product that generates license and collaboration revenues:
Cloderm AG (clocortoline pivalate cream 0.1%), or Cloderm AG, is indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses.
The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2022, specifically from March 11, 2022 through June 30, 2022. License and collaboration revenues are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Total License and Collaboration Revenues	Percentage of License and Collaboration Revenues	Total License and Collaboration Revenues	Percentage of License and Collaboration Revenues
Sato Agreement - SB206 and SB204	$647	188.1%	$1,293	85.2%
Prasco Agreement - Cloderm AG	110	32.0%	225	14.8%
Other	(413)	(120.1)%	—	—%
License and collaboration revenues	$344	100.0%	$1,518	100.0%
Sato Agreement
The Company assessed the Sato Agreement in accordance with ASC 606 and concluded that the contract counterparty, Sato, is a customer within the scope of ASC 606. The Company identified the following promises under the Sato Agreement (i) the grant of the intellectual property license to Sato, (ii) the obligation to participate in a joint committee that oversees, reviews, and approves Sato’s research and development activities and provides advisory support during Sato’s development process, (iii) the obligation to manufacture and supply Sato with all quantities of licensed product required for development activities in Japan, and (iv) the stand-ready obligation to perform any necessary repeat preclinical studies, up to $1,000 in cost. The Company determined that these promises were not individually distinct because Sato can only benefit from these licensed intellectual property rights and services when bundled together; they do not have individual benefit or utility to Sato. As a result, all promises have been combined into a single performance obligation.
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

Sato Amendment
On October 5, 2018, the Company and Sato entered into the second amendment to the Sato Agreement (the “Sato Amendment”). The Sato Amendment expanded the Sato Agreement to include SB206, the Company’s drug candidate for the treatment of viral skin infections. The Company assessed the Sato Agreement in accordance with ASC 606 and concluded the contract modification should incorporate the additional goods and services provided for in the Sato Amendment into the existing, partially satisfied single bundled performance obligation that will continue to be delivered to Sato over the remaining development period. The Company determined that this contract modification accounting is appropriate as the additional goods and services conveyed under the Sato Amendment were determined to not be distinct from the single performance obligation, and the additional consideration provided did not reflect the standalone selling price of those additional goods and services. As such, the Company recorded a cumulative adjustment as of the amendment execution date to reflect revenue that would have been recognized cumulatively for the partially completed bundled performance obligation.
The Company concluded that the following elements of consideration would be included in the transaction price as they were (i) received prior to June 30, 2022, or (ii) payable upon specified fixed dates and were not contingent upon clinical or regulatory success in Japan:
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
The following tables present the Company’s contract assets, contract liabilities and deferred revenue balances for the dates indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2021	$—	$13,251	$13,251

June 30, 2022	$—	$11,958	$11,958

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2021	$2,586	$10,665	$13,251

June 30, 2022	$2,586	$9,372	$11,958
The Company has recorded the Sato Agreement (both the initial agreement and as amended by the Sato Amendment) transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability, net of (ii) a contract asset).
The change in the net deferred revenue balance during the three and six months ended June 30, 2022 was associated with the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue).
During the three and six months ended June 30, 2022, the Company recognized $647 and $1,293, respectively, in license and collaboration revenue under the Sato Agreement. During the three and six months ended June 30, 2021, the Company recognized $747 and $1,494, respectively, in license and collaboration revenue under the Sato Agreement. The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Sato Agreement is probable of not resulting in a significant revenue reversal as of June 30, 2022 and therefore, is currently fully constrained and excluded from the transaction price.
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
Performance Obligations under the Sato Agreement
The net amount of existing performance obligations associated with the Sato Agreement unsatisfied as of June 30, 2022 was $11,958. The Company expects to recognize approximately 22% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property.
MC2 Agreement
The Company assessed the MC2 Agreement and determined it is a collaboration arrangement within the scope of ASC 808. Per the MC2 agreement, the Company proposes a commercialization plan and incremental cost budget annually, which is developed in consultation with and subject to the approval of MC2. The Company is required to use commercially reasonable efforts to perform its commercialization activities in accordance with the commercialization plan.
The Company and MC2 work collaboratively in promoting and commercializing Wynzora by performing their respective promotional and commercialization responsibilities, as established within the MC2 Agreement. For instance, pursuant to the MC2 Agreement, MC2 is responsible for leading the overall strategy of messaging for the promotional materials for Wynzora and the Company is responsible for generating such promotional materials and executing all field promotional and sales activities via the Company’s existing commercial sales force. MC2 is responsible for the manufacturing of Wynzora via a third-party contract manufacturer, and subject to MC2’s obligation to supply product under the supply terms, the Company purchases product inventory from MC2 (and its third-party contract manufacturer) by periodically placing firm purchase orders and then taking title, physical possession and control of the product inventory. The Company then fulfills orders and distributes Wynzora to the Company’s wholesale, distributor and other pharmacy customers. The parties share regulatory responsibilities, and except for the regulatory responsibilities assigned to the Company under the terms of the MC2 Agreement, MC2 is responsible for maintaining the NDA for Wynzora and all remaining regulatory activities. The MC2 Agreement also establishes a joint steering committee, which monitors and oversees the development, promotion, commercialization, and manufacturing of Wynzora, coordinates the collaborative activities of the parties and resolves disputes.
MC2 pays advance payments to the Company on a quarterly basis, prior to the beginning of each calendar quarter, for incremental costs expected to be incurred by the Company during such calendar quarter for the promotion and commercialization of Wynzora, including (i) promotional campaigns and related services performed by third parties, (ii) a portion of the Company’s personnel and commercial operating costs, and (iii) the supply price of Wynzora product inventory. The Company records an accrued deposit liability within accrued expenses on its balance sheets upon receipt of an advance payment for promotional and commercialization services not yet performed or incurred by the Company. As such services are performed and qualifying incremental expenses are incurred, the Company recognizes a contra-expense pursuant to the Company’s accounting policy described in Note 1—“Organization and Significant Accounting Policies.”
During each of the three and six months ended June 30, 2022, the Company recognized contra-expenses of $3,163 under this agreement. The accrued deposit liability related to the receipt of advance payments from MC2 for future incremental costs was $2,824 as of June 30, 2022, which is presented within accrued expenses in the accompanying condensed consolidated balance sheets.
The Company also identified the wholesalers, distributors and other pharmacies (collectively referred to as “End Customers”) who purchase Wynzora from the Company to be customers pursuant to ASC 606. When more than one party is involved in providing goods or services to the End Customer, ASC 606 requires an entity to determine whether it is a principal or an agent in such transactions by evaluating the nature of its promise to the End Customer. Control of the specified good or service prior to transfer of control to the customer is the determining factor when assessing whether an entity is a principal or an agent. The Company determined it is a principal in this arrangement because it takes title and physical possession of the Wynzora product inventory, at which point it can direct the inventory to any End Customer that submits an enforceable purchase order issued under an active, stand-alone agreement between the Company and the End Customer.
With respect to its performance obligations to the End Customers and associated revenue recognition, the Company recognizes all Wynzora revenues pursuant to its accounting policies for net product revenues as described further in Note 1—“Organization and Significant Accounting Policies” and Note 13—“Net Product Revenues.”
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
The Company determined that the Reedy Creek Purchase Agreement is within the scope of ASC 730-20, Research and Development Arrangements (“ASC 730-20”), and that there has not been a substantive and genuine transfer of risk related to the Reedy Creek Purchase Agreement. As such, the Company determined that the appropriate accounting treatment under ASC 730-20 was to record the proceeds of $25,000 as cash and cash equivalents, as the Company had the ability to direct the usage of funds, and a long-term liability within its classified balance sheet.
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
For the three and six months ended June 30, 2022, the Company recorded contra-research and development expense related to the SB206 developmental program of $331 and $628, respectively, related to amortization of the Ligand Funding Agreement amount. For the three and six months ended June 30, 2021, the Company recorded research and development expense related to the SB206 developmental program of $228 and $210, respectively, related to accretion of the Ligand Funding Agreement amount.

Note 16: Stock-Based Compensation
2016 Incentive Award Plan
During the three and six months ended June 30, 2022 and 2021, the Company continued to administer and grant awards under the 2016 Incentive Award Plan, as amended (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s stock options granted under the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016, remain outstanding and exercisable.
Restricted Stock Units
The Company accounts for restricted stock units (“RSUs”) based on their estimated fair values on the date of grant. The fair value of RSUs is estimated based on the closing price of the underlying common stock on the date of grant. Stock-based compensation expense related to the RSUs is recognized on a straight-line basis over the requisite service period, net of estimated forfeitures.
The terms of the RSUs, including the vesting provisions, are determined by the board of directors. Each RSU represents the contingent right to receive one share of common stock of the Company. The RSUs granted typically cliff vest after a one-year period for grants to directors and a two-year period for grants to employees, provided that the grantee remains a director, employee or consultant of the Company as of such vesting date.
For the three and six months ended June 30, 2022, 216,606 and 209,500 RSUs were granted to directors and employees, respectively. There were no RSU grants for the three and six months ended June 30, 2021.
Stock Appreciation Rights
The Company has occasionally used stock appreciation rights (“SARs”) as a component of executive compensation. As of December 17, 2019, the Company entered into an amended and restated employment agreement with Paula Brown Stafford which provided for a grant of 60,000 SARs with an exercise price of $8.20 per share (the fair market value of the Company’s common stock on the grant date) and with a ten year term. These SAR awards were vested in full as of December 31, 2021.
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
Stock Compensation Expense
During the three and six months ended June 30, 2022 and 2021, the Company recorded stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock options	$365	$186	$746	$193
Restricted stock units	88	—	88	—
Stock appreciation rights	—	29	—	58
Tangible Stockholder Return Plan	—	(556)	—	(512)
Total	$453	$(341)	$834	$(261)
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$120	$(260)	$193	$(312)
Selling, general and administrative	333	(81)	641	51
Total	$453	$(341)	$834	$(261)
2016 Plan Award Activity
Stock option activity for the six months ended June 30, 2022 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	518,553	$15.48
Options granted	470,700	3.30
Options forfeited	(5,650)	12.86
Options exercised	—	—
Options outstanding as of June 30, 2022	983,603	$9.66	8.93	$—
RSU activity for the six months ended June 30, 2022 is as follows:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value
Nonvested RSUs outstanding as of December 31, 2021	—	$—
RSUs granted	426,106	2.87
RSUs forfeited	(6,000)	2.98
RSUs vested	—	—
Nonvested RSUs outstanding as of June 30, 2022	420,106	$2.87
As of June 30, 2022, there were a total of 983,603 stock options, 420,106 RSUs and 60,000 SARs outstanding; and there were 328,068 shares available for future issuance under the 2016 Plan.
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
The carrying values of accounts receivable, prepaid expenses and other current assets, accounts payable, and certain accrued expenses as of June 30, 2022 and December 31, 2021 approximate their fair values due to the short-term nature of these items.

The Company’s notes payable balance, which is comprised of the balance on the Seller Note, also approximates fair value as of June 30, 2022, as the effective interest rate on the notes payable approximates the rates available to the Company as of this date.
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
The following table summarizes the change in fair value, as determined by Level 3 inputs for the contingent consideration liabilities for the three months ended June 30, 2022:

Balance at March 31, 2022	$3,773
Change in fair value	(454)
Balance at June 30, 2022	$3,319

Contingent consideration liability, current portion	$433
Contingent consideration liability, net of current portion	2,886
Balance at June 30, 2022	$3,319

The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the contingent consideration liabilities, in addition to EPI Health’s forecasted net sales from the EPI Health legacy products:

	Transition Services Agreement	Sitavig Milestones (Regulatory)
Valuation methodology	Probability-Weighted	Probability-Weighted
Term	0.5	1.59
Payment term	0.75	1.84
Adjusted discount rate	16.52%	16.48%

	First Sales Based Legacy Milestone	Wynzora Milestone	Second Sales Based Legacy Milestone	Sitavig Milestones (Commercial)
Valuation methodology	Monte Carlo	Monte Carlo	Monte Carlo	Monte Carlo
Risk-adjusted discount rates (minimum)	5.09%	5.09%	5.09%	6.73%
Risk-adjusted discount rates (maximum)	6.79%	6.38%	6.79%	6.84%
Net sales volatility (per annum)	14.0%	13.0%	14.0%	14.0%
Credit spread (continuous)	15.57%	12.76%	15.57%	13.79%
For both the three and six months ended June 30, 2022, there was $454 of changes in fair value related to contingent consideration related to the EPI Health Acquisition recorded in the accompanying condensed consolidated statements of operations and comprehensive loss related primarily to changes in market assumptions and discount rates since the transaction date. The estimated fair value of the contingent consideration as of June 30, 2022 is $3,319, of which $433 and $2,886 is recognized as a current liability and long-term liability, respectively, in the accompanying condensed consolidated balance sheets.
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
The following table presents information about the classification and potential earnout periods for the Company’s contingent consideration liabilities as of June 30, 2022:

	Classification	Earnout Period
Transition Services Agreement	Current portion	11-Mar-2022 to 10-Mar-2023
First Sales Based Legacy Milestone	Current portion	1-Apr-2022 to 31-Mar-2023
Wynzora Milestone	Non-current portion	1-Apr-2022 to 31-Mar-2023
Second Sales Based Legacy Milestone	Non-current portion	1-Apr-2023 to 31-Mar-2026
Sitavig Milestones	Non-current portion	1-Feb-2024 to 30-Apr-2034
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
Segment revenue, net and comprehensive loss and total assets were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Revenue
Commercial operations	$5,506	$6,751
Research and Development operations	652	1,334
Total revenue	$6,158	$8,085

Net loss
Commercial operations	$(466)	$(1,192)
Research and Development operations	(8,412)	(21,066)
Net loss and comprehensive loss	$(8,878)	$(22,258)

As of
June 30, 2022
Assets
Commercial operations	$59,003
Research and Development operations	55,389
Total assets	$114,392
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
Although all of the Company’s operations are based in, and all net product revenue is generated from, sales in the United States, the revenue generated from its licensing partner in Japan was $647 and $1,293, or 11% and 16% of total revenue, during the three and six months ended June 30, 2022, respectively, which was attributed to the Research and Development Operations segment. During the three and six months ended June 30, 2021, the Company generated revenue from its licensing partner in Japan of $747 and $1,494, or 100% and 95% of total revenue, respectively. Prior to the quarter ended March 31, 2022, the Company operated in only one segment, which was the Research and Development Operations segment.
Note 19: Subsequent Events
Remaining Working Capital Adjustment
On July 7, 2022, the Company and EPG agreed to the Total Adjustment Amount as part of the post-closing adjustment to the estimated purchase price for the EPI Health Acquisition. The Total Adjustment Amount was determined to be positive and in the amount of $3,100, which was paid to EPG on July 7, 2022.
As of March 31, 2022, the Company’s estimated amount of the Total Adjustment Amount was $4,069, however, a favorable adjustment was determined in July 2022 based upon the final agreed upon amount with EPG.
Seller Note with Evening Post Group
On July 13, 2022,the Company reached agreement with EPG regarding payment and termination of the Seller Note. Upon the Company’s payment to EPG of $10,000, or an approximate 39% discount on the original principal amount of the Seller Note, the Seller Note and all related security agreements were terminated.
Pursuant to the terms of the Seller Note, there was no penalty for repaying the Seller Note prior to the end of the term. In connection with the repayment of the Seller Note, the guaranty agreement between EPG and EPI Health, dated March 11, 2022, was terminated as of July 13, 2022. Accordingly, the liens on the membership interests and assets of EPI Health were also terminated such that no obligations with respect to the Seller Note and related securities agreement or the underlying loan remain outstanding.

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
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “assume,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “positioned,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. The forward-looking statements and opinions contained in this Quarterly Report on Form 10-Q are based upon information available to us as of the date hereof and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
These forward-looking statements are subject to numerous risks, including, without limitation, the following:
•We have incurred net losses since our incorporation and anticipate that we will continue to incur net losses for the foreseeable future.
•In March 2022, we acquired EPI Health, LLC, or EPI Health, and such acquisition, the EPI Health Acquisition. EPI Health derives revenue from the sale of branded medical dermatology products. Achieving the anticipated benefits of the EPI Health Acquisition will depend in significant part upon us integrating the EPI Health businesses, operations, processes and systems in an efficient and effective manner, including potential synergies and the ability to successfully commercialize the product portfolio acquired.
•We will need significant additional funding to continue our commercial operating activities and for the advancement of our product development programs, including potential commercialization efforts for SB206, beyond what is currently included in our operating forecast and related cash projection. As of June 30, 2022, we had an accumulated deficit of $301.2 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our current and future commercialization efforts.
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
•Our revenue is dependent upon sales of our medical dermatology products, and any setbacks relating to the sale of such commercial products could impair our operating results, including if our competitors develop treatments for our commercial portfolio’s target indications or more effectively execute their commercialization strategies, which could limit our commercial opportunity and profitability.
•Our products and product candidates may pose safety issues, cause adverse events, have side effects or have other properties that could delay or prevent the regulatory approval for our product candidates, limit the commercial profile of an approved label or result in significant negative consequences.
•Our product candidates, if approved, and our commercial products may face significant competition, and our failure to effectively compete may prevent us from achieving significant market penetration or share. We face, and will continue to face, competition in the development and marketing of products from academic institutions, government agencies, research institutions and biotechnology and pharmaceutical companies, including specialty and other large pharmaceutical companies, and over-the-counter, or OTC, companies and generic manufacturers. The dermatology competitive landscape is highly fragmented, with many mid-size and smaller companies competing in the prescription sector. To successfully compete for business with managed care and pharmacy benefits management organizations, we must often demonstrate that our products offer not only medical benefits, but also cost advantages as compared with other forms of care.
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
•Ongoing or future product development activities may not be successful, including that our preclinical studies may not demonstrate proof-of concept or may show adverse toxicological findings, and our clinical trials may not show the requisite safety and efficacy of our product candidates. The regulatory approval processes of the Food and Drug Administration, or FDA, are lengthy, time-consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates on a timely basis or at all, our business will be substantially harmed.
•Delays or disruptions in the qualification of manufacturing facilities and processes or in the manufacture of our (i) active pharmaceutical ingredients, or APIs, including berdazimer sodium or any other NITRICIL new chemical entities, or NCEs, or (ii) clinical trial materials and commercial supplies of any approved products, whether by us or any third-party manufacturer with whom we contract, including any delays in the transfer of technology to third-party manufacturers, could adversely affect our development timelines and result in increased costs of our development programs or in our breaching our obligations to others.
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
•We continue to assess global supply chain constraints, including any further impact of the COVID-19 pandemic and the military conflict between Ukraine and Russia, on our suppliers and vendors. Any delay could impact available inventories of our commercial products and our ability to meet demand. .
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
•Changes to our leadership team or operational resources, including with the EPI Health Acquisition and integration, could prove disruptive to our operations and have adverse consequences for our business and operating results.
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
•As a result of our operating losses and negative cash flows from operations, the report of our independent registered public accounting firm on our December 31, 2021 financial statements included an explanatory paragraph indicating that there was substantial doubt about our ability to continue as a going concern.
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
Overview
Novan, Inc. is a medical dermatology company primarily focused on researching, developing, and commercializing innovative therapeutic products for skin diseases. Our goal is to deliver safe and efficacious therapies to patients, including developing product candidates where there are unmet medical needs. We are developing SB206 (berdazimer gel, 10.3%) as a topical prescription gel for the treatment of viral skin infections, with a current focus on molluscum contagiosum. We recently completed the EPI Health Acquisition. EPI Health equips us with a commercial infrastructure across sales, marketing, and communications, as well as a dedicated market access and pharmacy relation teams, and positions us as a fully integrated dermatology company with a pipeline of development candidates focused primarily on dermatological indications supported by a commercial platform to market and sell therapeutic products for skin diseases.
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
Business Updates
We continue to prepare for a regulatory submission and potential approval of SB206 as a treatment for molluscum. The timing of the targeted NDA submission is dependent upon preparatory activities and data accumulation related to the NDA submission including conducting customary drug substance and drug product stability protocols, and regulatory and quality documentation compilation related to our preclinical CMC data related to the B-SIMPLE trials, and our drug manufacturing and related processes.

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
Working Capital and Additional Capital Needs
We will continue to need additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates that are under development, and our funding needs will largely be determined by our commercialization strategy for SB206 (berdazimer gel, 10.3%), subject to the NDA submission timing and the regulatory approval process and outcome. We are pursuing a broad range of financing options that could be used to extend the Company’s cash runway beyond the fourth quarter of 2022 and submission of the Company’s NDA for its lead product candidate, SB206, including, among other things, to further prepare for commercialization of SB206 following approval.
Further advancement of our molluscum program, including through the potential NDA submission of SB206, or advancement of any other early-stage or late-stage clinical program across our platform, has been and may be further impacted by the COVID-19 pandemic and is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) debt or equity financings, such as through sales of common stock, or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Any issuance of equity, or debt convertible into equity, would result in further significant dilution to our existing stockholders.
In addition to the regulatory progression of SB206, including implementing prelaunch strategy and commercial preparation, subject to obtaining additional financing or strategic partnering, we may progress (a) SB204, a topical monotherapy for the treatment of acne, by commencing a pivotal Phase 3 study, or (b) SB019, as a potential intranasal treatment option for COVID-19 or other respiratory infections.
As of June 30, 2022, we had total cash and cash equivalents of $37.3 million and positive working capital of $17.8 million. As discussed in “Corporate Updates,” the Company used a portion of its cash and cash equivalents in July 2022 to pay off and terminate the Seller Note issued in connection with the EPI Health Acquisition, as well as satisfy its obligations under the post-closing purchase price adjustment required in connection with the EPI Health Acquisition.
As of June 30, 2022, we had $48.6 million in remaining availability for sales of our common stock under the Equity Distribution Agreement dated March 11, 2022, or the Equity Distribution Agreement, with Oppenheimer & Co., Inc., or Oppenheimer. Pursuant to the Equity Distribution Agreement, we may from time to time issue and sell our common stock to or through Oppenheimer, acting as our sales agent, in at-the-market transactions. As described below, related to the June 2022 Registered Direct Offering, we agreed not to issue any additional securities in any variable rate transaction, including under the Equity Distribution Agreement, for a period of 6 months following June 13, 2022, unless certain thresholds are met following September 11, 2022. See “Note 11—Stockholders’ Equity” to the accompanying condensed consolidated financial statements for more information on the Equity Distribution Agreement.
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
Commercial Portfolio
On March 11, 2022, we completed the acquisition of EPI Health, a commercial-stage pharmaceutical company founded in 2017 that focuses on the commercialization of medical dermatology pharmaceutical products for the treatment of skin conditions. EPI

Health’s current portfolio includes six branded prescription drugs. EPI Health actively promotes four medical dermatological products in the United States and derives revenue from the sale of these branded products through pharmaceutical wholesalers as well as direct to pharmacies. These prescription dermatology therapies are targeted to patients with plaque psoriasis, rosacea, acne, and dermatoses. The branded and promoted product portfolio currently includes Wynzora, Rhofade, Minolira, and Cloderm.
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
Rhofade (oxymetazoline hydrochloride cream, 1%), or Rhofade, is an alpha1A adrenoceptor agonist indicated for the topical treatment of persistent facial erythema associated with rosacea in adults. EPI Health acquired the rights to Rhofade in October 2019. In connection with that acquisition and other historical acquisitions related to Rhofade, EPI Health is required to make certain milestone payments based on future net sales of Rhofade along with paying a combined royalty on net sales of Rhofade and related products initially in the low double digits, which rate may increase based on the thresholds of net sales achieved by EPI Health.
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
We have clinical-stage dermatology and anti-infective drug candidates with multi-factorial (SB204), anti-viral (SB206), anti-fungal (SB208), and anti-inflammatory (SB414) mechanisms of action. We have also introduced a possible anti-viral product candidate for the treatment of external genital warts (SB207). We have conducted or are currently conducting preclinical work on NCEs, including berdazimer sodium, and formulations for the potential treatment of (i) respiratory infections, including SARS-CoV-2, the virus that causes COVID-19 (SB019), (ii) antimicrobial indications for the adjacent companion animal health market (NVN4100), (iii) cervical intraepithelial neoplasia caused by high-risk human papilloma virus, or HPV, in the men’s and women’s health field (WH504 and WH602), and (iv) inflammatory disorders.
Our primary programmatic focus is on our molluscum product candidate, SB206, and we intend to continue to focus our near term development efforts on this program. We are targeting a potential NDA submission of SB206 for molluscum no later than the end of the fourth quarter of 2022.
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
Following positive results of our phase 3 B-SIMPLE4 trial for SB206, in April 2022, we held a pre-NDA meeting with the FDA, and subsequently received written minutes related to this interaction. Based on the information provided and our consideration thereof, we are currently targeting a potential NDA submission of SB206 for molluscum no later than the end of the fourth quarter of 2022 and are preparing for regulatory filing and potential approval of SB206 as a treatment for molluscum.
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
SB019, an Intranasal Treatment Option for COVID-19 or Other Respiratory Infections
We continue to explore the use of our proprietary Nitricil technology to progress SB019, a potential intranasal treatment option for COVID-19 or other respiratory infections, targeting the reduction of viral shedding and transmission. Nitric oxide has generally demonstrated the ability to inhibit viral replication of viruses within the Coronaviridae family, and we have an extensive body of in vitro and in vivo data demonstrating the efficacy of our proprietary technology for other anti-viral indications. Based on the scientific literature and data available to-date related to berdazimer sodium and SB206, we believe that nitric oxide may inhibit viral replication by disrupting protein function critical for viral replication and infection through generation of reactive intermediates.
Based on the positive preclinical and clinical data demonstrating anti-viral effect of berdazimer sodium against multiple viruses, as well as the public health need to reduce breakthrough infections and transmission of COVID-19 and on our interactions with the FDA, we are expanding our preclinical work for the SB019 product candidate. This includes performing additional preclinical and formulation work, including investigating potential other respiratory infections that could be treated with SB019. As such, our intention is to progress SB019’s preclinical development, however, we will not commence potential clinical studies without obtaining additional financing or strategic partnering.
Pipeline Expansion Opportunities
Our pipeline expansion opportunities are as follows:
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
Supply Chain
We continue to assess the impact of COVID-19 on our supply chain and related vendors and global supply chain constraints across various industries, including interruption of, or delays in receiving, supplies of raw materials, API, drug product or finished goods from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems. We are also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on our new facility. We have completed the commissioning of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product. We are in the process of, and proceeding with the related preparatory activities associated with qualifying and validating the manufacturing equipment for use in API production.
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
Preparatory Work for Product Candidates in Development
For our product candidates that are currently in development, which generally use the drug substance berdazimer sodium as the API, we have adopted a dual approach of working with third parties and developing certain focused internal manufacturing capabilities. With third parties, we are conducting manufacturing process feasibility studies with a full-scale API manufacturer that, if successfully completed, could lead to full-scale production of our API, while also establishing a strategic alliance with Orion Corporation, or Orion, a Finnish full-scale pharmaceutical company with broad experience in drug manufacturing, to enable technology transfer and manufacturing of clinical trial materials for future clinical trials with our topical product candidates, and if any of our product candidates are approved, commercial supply of our nitric oxide-based drug products. Importantly, the Orion alliance is being structured to support major global markets in which we and our partners may pursue regulatory approvals for our product candidates. Within these arrangements with third parties, however, there are risks associated with these manufacturers that are similar to the manufacturing arrangements for our commercial products described above. Moreover, given the stage of these relationships, there are risks associated with the complexity, time and expense of technical transfer.
Internally, we have also worked to complete commissioning our new facility to support various research and development and cGMP activities, including the production of cGMP API registration batches necessary to support the SB206 NDA submission as well as other small-scale manufacturing capabilities for API and drug product. While we have more control over our internal manufacturing capabilities as compared to our relationships with third parties, we do face risks associated with operating a manufacturing facility, including supply chain matters, which have impacted and may further impact the validation of our new facility, and the inherent limitations that come from our internal capabilities being limited to small-scale manufacturing capabilities.
As we move forward with these initiatives, we will need significant additional funding to continue our operating activities, including these technical transfer projects, potential utilization and development of internal capabilities and cost structure changes, and to make further advancements in our product development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations —Liquidity and Capital Resources.”
Corporate Updates
June 2022 Registered Direct Offering
On June 9, 2022, we entered into a securities purchase agreement with an institutional investor, pursuant to which we agreed to issue and sell to the purchaser, in a registered direct offering priced at-the-market under Nasdaq rules, or the June 2022 Registered Direct Offering, (i) 2,080,696 shares of common stock, (ii) 3,180,615 pre-funded warrants, and (iii) 5,261,311 common stock warrants. The June 2022 Registered Direct Offering closed on June 13, 2022 and net proceeds from the offering were approximately $14.0 million after deducting fees and commissions and offering expenses. We intend to use those funds solely to support development of our product candidates, including SB206, and for other corporate purposes.
Working Capital Adjustment Payment

On July 7, 2022, we and Evening Post Group, LLC, or EPG, agreed to the final net working capital adjustment amount as part of the post-closing adjustment to the estimated purchase price for the EPI Health Acquisition. The total adjustment amount was positive and in the amount of $3.1 million, which was paid to EPG on July 7, 2022.
JAMA Dermatology Publication
On July 13, 2022, we announced the publication of the positive efficacy and safety data from our completed B-SIMPLE 4 pivotal Phase 3 clinical study evaluating berdazimer gel, 10.3% for the treatment of molluscum in the peer-reviewed journal, JAMA Dermatology.
Seller Note Payment and Termination
On July 13, 2022, we reached agreement with EPG regarding payment and termination of the outstanding $16.5 million Seller Note related to the EPI Health Acquisition. We achieved this termination by a payment of $10.0 million, or an approximate 39% discount on the original principal amount of the Seller Note. In addition to saving $6.5 million of principal with this termination, we will also avoid paying interest over the previous term of the Seller Note of approximately $4.6 million.
Pursuant to the terms of the Seller Note, there was no penalty for repaying the Seller Note prior to the end of the term. In connection with the repayment of the Seller Note, the guaranty agreement between EPG and EPI Health, dated March 11, 2022, was terminated as of July 13, 2022. Accordingly, the liens on the membership interests and assets of EPI Health were also terminated such that no obligations with respect to the Seller Note and related securities agreement or the underlying loan remain outstanding.
With the payment and termination of the Seller Note for a reduced amount of principal as described above, we removed that previously existing liability and eliminated the need to make cash payments to service the interest on the Seller Note going forward. This allows us to use our cash for development of our product candidates and to support the commercialization of our products, although we will need to secure additional funding prior to commercializing any of our product candidates currently in development.
See the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for additional detail.
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
To date, we have focused our funding activities primarily on equity raises and strategic relationships. However, other historical forms of funding have included payments received from licensing and supply arrangements, as well as government research contracts.
We have incurred net losses in each year since inception. As of June 30, 2022, we had an accumulated deficit of $301.2 million, and there is substantial doubt about our ability to continue as a going concern. We incurred net losses of $22.3 million and $15.0 million for the six months ended June 30, 2022 and 2021, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities, including incurring significant expenses related to product candidate development, commercial product sales, marketing, manufacturing and distribution.
Please refer to the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for further discussion of our current liquidity and our future funding needs.
Components of our Results of Operations
Revenue
Net Product Revenues
The EPI Health Acquisition has provided our company with a commercial infrastructure to sell a marketed product portfolio of therapeutic products for skin diseases. Net product revenues represent the sales of medical dermatology products primarily for the treatment of rosacea, plaque psoriasis, acne and dermatoses, including Rhofade, Wynzora, Minolira and Cloderm.
For additional information regarding our accounting for net product revenues, see “Note 1—Organization and Significant Accounting Policies” and “Note 13—Net Product Revenues” to the accompanying condensed consolidated financial statements.

License and Collaboration Revenues
License and collaboration revenues consists of (i) the amortization of certain fixed and variable consideration under the Sato license agreement that was entered into during the first quarter of 2017, as amended in October 2018, or the Sato Agreement, that either has been received to date in the form of upfront and milestone payments or non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates or are contingent milestone payments that become payable upon the achievement of specified milestone events, and (ii) a distribution and supply agreement related to an out-license of Cloderm AG.
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
Product Cost of Goods Sold
Product cost of goods sold includes all costs directly incurred to produce net product revenues from our marketed portfolio of medical dermatology products. Product cost of goods sold primarily consist of (i) costs to procure, ship, handle and warehouse our marketed drug products, and (ii) royalty expenses incurred in connection with the various license, collaboration and asset purchase agreements underlying our marketed portfolio of medical dermatology products.
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
We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on (i) technical transfer and supportive manufacturing activities by our drug product CMO, (ii) preparatory activities and data accumulation related to the NDA submission including conducting customary drug substance and drug product stability protocols, and (iii) regulatory and quality documentation compilation related to our preclinical CMC data related to the B-SIMPLE trials, and our drug manufacturing and related processes.
We also expect to incur substantial costs in the second half of 2022 associated with our research and development personnel, and certain manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing operations at our corporate headquarters, including capital costs subject to depreciation and various ongoing operating costs. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential SB206 commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.

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
We expect to continue to incur substantial selling, general and administrative expenses in the second half of 2022 in support of our commercial product portfolio acquired with the EPI Health Acquisition and the prelaunch strategy and commercial preparation activities for SB206. We may decide to revise our plans or the related timing associated with our commercial product portfolio, and prelaunch strategy and commercial preparation activities for SB206, depending on information we learn through our regulatory submission process and potential SB206 commercialization strategies.
We also expect to continue to incur substantial selling, general and administrative expenses in the second half of 2022 in support of our operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities.
Amortization of Intangible Assets
Amortization of intangible assets is associated with the amortization of definite lived intangible assets acquired as part of the EPI Health Acquisition.
For additional information regarding the recognition and amortization of our intangible assets, see “Note 7—Goodwill and Intangible Assets, net” to the accompanying condensed consolidated financial statements.
Change in Fair Value of Contingent Consideration
Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to the EPI Health Acquisition. The estimated fair value of contingent consideration was determined based on a probability-weighted valuation model that measures the present value of the probable cash payments based upon the future milestone events of EPI Health at a discount rate that captures the risk associated with the liability and also based on a Monte Carlo simulation, whereby EPI Health’s forecasted net sales from the EPI Health legacy products were simulated over the measurement period to calculate the contingent consideration. Contingent consideration is remeasured at each reporting date and any changes in the liability are recorded within the consolidated statement of operations and comprehensive loss.
Impairment Loss on Long-lived Assets
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in the accompanying condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the three months ended June 30, 2021, we recognized an impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) foreign currency adjustments related to the contract asset and contract receivables related to the Sato Agreement, (ii) interest expense on outstanding notes payable, (iii) interest income earned on cash and cash equivalents, (iv) gain on extinguishment of debt related to the forgiveness of our PPP loan, and (v) other miscellaneous income and expenses.
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
Results of Operations
Comparison of Three Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods indicated, including information related to our Commercial Operations and Research and Development Operations segments:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net product revenues	$5,809	$—	$5,809	*
License and collaboration revenues	344	747	(403)	(54)%
Government research contracts and grants revenue	5	—	5	*
Total revenue	6,158	747	5,411	724%
Operating expenses:
Product cost of goods sold	2,612	—	2,612	*
Research and development	3,144	5,257	(2,113)	(40)%
Selling, general and administrative	8,594	2,431	6,163	254%
Amortization of intangible assets	548	—	548	*
Change in fair value of contingent consideration	(454)	—	(454)	*
Impairment loss on long-lived assets	—	114	(114)	(100)%
Total operating expenses	14,444	7,802	6,642	85%
Operating loss	(8,286)	(7,055)	(1,231)	17%
Other income (expense), net:
Interest income	14	3	11	367%
Interest expense	(608)	—	(608)	*
Gain on debt extinguishment	—	956	(956)	(100)%
Other income (expense)	2	73	(71)	(97)%
Total other income ( expense), net	(592)	1,032	(1,624)	(157)%
Net loss	$(8,878)	$(6,023)	$(2,855)	47%
* Not meaningful
Net product revenues
The EPI Health Acquisition has provided the Company with a commercial infrastructure to sell a marketed product portfolio of therapeutic products for skin diseases. Net product revenues for the three months ended June 30, 2022 were $5.8 million, which were all generated by our Commercial Operations segment.

Net product revenues represent the sales of medical dermatology products primarily for the treatment of rosacea, plaque psoriasis, acne and dermatoses, including Rhofade, Wynzora, Minolira and Cloderm. There were no such net product revenues in the comparative period in 2021.
For additional information regarding our accounting for net product revenues, see “Note 1—Organization and Significant Accounting Policies” and “Note 13—Net Product Revenues” to the accompanying condensed consolidated financial statements.
License and collaboration revenues
License and collaboration revenues were $0.3 million and $0.7 million for the three months ended June 30, 2022 and 2021, respectively. License and collaboration revenue is comprised of amounts related to (i) the Sato Agreement, related to the Japanese territory out-license of SB206 and SB204, recorded in the Research and Development Operations segment, and (ii) a distribution and supply agreement with Prasco, LLC related to out-license of Cloderm AG (the “Prasco Agreement”), all recorded in the Commercial Operations segment.
For the three months ended June 30, 2022 and 2021, we recognized $0.6 million and $0.7 million, respectively under the Sato Agreement for our performance during the periods and the related amortization of the non-refundable upfront and expected milestone payments under the Sato Agreement. During the three months ended June 30, 2022, we recognized revenues of $0.1 million associated with the Prasco Agreement.
For additional information regarding our accounting for license and collaboration revenues, see “Note 1—Organization and Significant Accounting Policies” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Product cost of goods sold
Product cost of goods sold of $2.6 million for the three months ended June 30, 2022 is recorded by our Commercial Operations segment and includes all costs directly incurred to produce net product revenues from our marketed portfolio of medical dermatology products. Product cost of goods sold primarily consist of (i) costs to procure, ship, handle and warehouse our marketed drug products, and (ii) royalty expenses incurred in connection with the various license, collaboration and asset purchase agreements underlying our marketed portfolio of medical dermatology products.
For additional information regarding our accounting for cost of goods sold, see “Note 1—Organization and Significant Accounting Policies,” “Note 13—Net Product Revenues,” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Research and development expenses
Our Research and Development Operations segment incurred the substantial majority of our research and development expenses, which were $3.1 million for the three months ended June 30, 2022, compared to $5.3 million for the three months ended June 30, 2021. The net decrease of $2.1 million, or 40%, was primarily related to a $2.2 million net decrease in the SB206 program, partially offset by a $0.1 million increase in other research and development expenses.
The $2.2 million net decrease in the SB206 program was primarily driven by (i) a $1.9 million decrease in gross clinical trial costs primarily due to the conduct, active enrollment and treatment phase activities of the B-SIMPLE4 Phase 3 trial that was ongoing during the second quarter of 2021, (ii) a $0.6 million increase in contra-research and development expense from the ratable amortization (or accretion, as was recognized during the second quarter of 2021 comparative period) of the development funding and royalties agreement with Ligand Pharmaceuticals, Inc., or the Ligand Funding Agreement, liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum, partly offset by a (iii) a $0.3 million increase in regulatory consulting services, stability and other analytical testing services, and CMC consulting services and materials in support of our planned SB206 NDA submission.
The $0.1 million increase in other research and development expenses was primarily driven by (i) a $0.4 million net increase in research and development personnel costs, partly offset by (ii) a $0.2 million decrease related to our in vitro and in vivo studies to evaluate our SB019 product candidate as an intranasal treatment option for COVID-19 and other respiratory infections and (iii) a $0.1 million net decrease in research and development facility operating expenses.
The $0.4 million net increase in research and development personnel costs is primarily due to (i) a $0.5 million increase in non-cash compensation expense, including stock-based compensation, partly offset by (ii) a $0.1 million decrease in recurring salary and benefits costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $8.6 million for the three months ended June 30, 2022, compared to $2.4 million for the three months ended June 30, 2021.

The table below sets forth our total selling, general and administrative expenses incurred for the three months ended June 30, 2022 and 2021 and the primary drivers of the fluctuations from the prior period:

Selling, general and administrative expenses
Three months ended June 30, 2022	$8,594
Three months ended June 30, 2021	2,431
Change from prior period	$6,163

Prior Period Variance Detail Increase / (Decrease)
EPI Health Acquisition Transaction-related costs	$600
EPI Health commercial sales operations	3,256
SB206 prelaunch and commercial preparation	1,151
Tax and insurance costs	124
Consulting and other administrative costs	331
Personnel and related benefits	701
Change from prior period	$6,163
The $0.6 million of transaction-related expenditures incurred in connection with the EPI Health Acquisition included (i) transaction-related fees paid to legal, regulatory, intellectual property, information technology, valuation and accounting consultants and specialists, and (ii) integration-related expenditures associated with transition services, information technology systems, integration project management and continued valuation and accounting consultants and specialists.
The $3.3 million of selling, general and administrative expenses incurred to support the conduct of EPI Health’s commercial sales operations included (i) $2.0 million of recurring salary, incentive compensation and benefits costs, (ii) $0.2 million of advertising and promotion costs, (iii) $0.7 million of administrative costs related to third-party consultants for regulatory services, external third-party data services and data providers that support the commercial sales team with market and analytical data, and (iv) $0.4 million of travel and expense related costs.
The $0.7 million increase in general and administrative personnel and related costs included (i) a $0.3 million increase in non-cash compensation expense associated with stock based compensation, and (ii) a $0.4 million increase in recurring salary and benefits costs between the two comparative periods, including new corporate positions, such as the Chief Operating Officer and the Chief Commercial Officer.
Amortization of intangible assets
Amortization of intangible assets of $0.5 million for the three months ended June 30, 2022 is associated with the amortization of definite lived intangible assets acquired as part of the EPI Health Acquisition.
For additional information regarding the recognition and amortization of our intangible assets, see “Note 7—Goodwill and Intangible Assets, net” to the accompanying condensed consolidated financial statements.
Change in fair value of contingent consideration
For the three months ended June 30, 2022, the changes in fair value related to contingent consideration related to the EPI Health Acquisition related primarily to changes in market assumptions and discount rates since the transaction date.
Impairment loss on long-lived assets
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in our condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the three months ended June 30, 2021, we recognized a $0.1 million non-cash impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Other income (expense), net
Total other expense, net was $0.6 million for the three months ended June 30, 2022, compared to $1.0 million other income, net for the three months ended June 30, 2021. Total other expense, net in the current period is primarily comprised of $0.6 million of interest expense related to the Seller Note issued in March 2022 in connection with the EPI Health Acquisition. Total other income, net in the comparative 2021 period is primarily comprised of a $1.0 million gain on extinguishment of debt related to the forgiveness of our PPP loan in 2021.
For additional information regarding the Seller Note, see “Note 9—Notes Payable” and “Note 19—Subsequent Events” to the accompanying condensed consolidated financial statements.
Comparison of Six Months Ended June 30, 2022 and 2021
The following table sets forth our results of operations for the periods indicated, including information related to our Commercial Operations and Research and Development Operations segments:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net product revenues	$6,526	$—	$6,526	*
License and collaboration revenues	1,518	1,494	24	2%
Government research contracts and grants revenue	41	72	(31)	(43)%
Total revenue	8,085	1,566	6,519	416%
Operating expenses:
Product cost of goods sold	2,818	—	2,818	*
Research and development	7,977	11,675	(3,698)	(32)%
Selling, general and administrative	18,589	5,117	13,472	263%
Amortization of intangible assets	669	—	669	*
Change in fair value of contingent consideration	(454)	—	(454)	*
Impairment loss on long-lived assets	—	114	(114)	(100)%
Total operating expenses	29,599	16,906	12,693	75%
Operating loss	(21,514)	(15,340)	(6,174)	40%
Other income (expense), net:
Interest income	18	6	12	200%
Interest expense	(740)	—	(740)	*
Gain on debt extinguishment	—	956	(956)	(100)%
Other income (expense)	(22)	(597)	575	(96)%
Total other income ( expense), net	(744)	365	(1,109)	(304)%
Net loss	$(22,258)	$(14,975)	$(7,283)	49%
* Not meaningful
Net product revenues
The EPI Health Acquisition has provided the Company with a commercial infrastructure to sell a marketed product portfolio of therapeutic products for skin diseases. The post-acquisition net product revenues of EPI Health, specifically from March 11, 2022 through June 30, 2022, are reflected within our condensed consolidated statement of operations for the six months ended June 30, 2022. Net product revenues for the six months ended June 30, 2022 were $6.5 million, which were all generated by our Commercial Operations segment.
Net product revenues represent the sales of medical dermatology products primarily for the treatment of rosacea, plaque psoriasis, acne and dermatoses, including Rhofade, Wynzora, Minolira and Cloderm. There were no such net product revenues in the comparative period in 2021.
For additional information regarding our accounting for net product revenues, see “Note 1—Organization and Significant Accounting Policies” and “Note 13—Net Product Revenues” to the accompanying condensed consolidated financial statements.
License and collaboration revenues
License and collaboration revenues were $1.5 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. License and collaboration revenue is comprised of amounts related to (i) the Sato Agreement, related to the Japanese territory out-license of SB206 and SB204, recorded in the Research and Development Operations segment, and (ii) the Prasco Agreement, related to out-license of Cloderm AG, all recorded in the Commercial Operations segment.

For the six months ended June 30, 2022 and 2021, we recognized $1.3 million and $1.5 million, respectively under the Sato Agreement for our performance during the periods and the related amortization of the non-refundable upfront and expected milestone payments under the Sato Agreement. During the six months ended June 30, 2022, we recognized revenues of $0.2 million associated with the Prasco Agreement.
For additional information regarding our accounting for license and collaboration revenues, see “Note 1—Organization and Significant Accounting Policies” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Product cost of goods sold
Product cost of goods sold of $2.8 million for the six months ended June 30, 2022 is recorded by our Commercial Operations segment and includes all costs directly incurred to produce net product revenues from our marketed portfolio of medical dermatology products. Product cost of goods sold primarily consist of (i) costs to procure, ship, handle and warehouse our marketed drug products, and (ii) royalty expenses incurred in connection with the various license, collaboration and asset purchase agreements underlying our marketed portfolio of medical dermatology products.
For additional information regarding our accounting for cost of goods sold, see “Note 1—Organization and Significant Accounting Policies,” “Note 13—Net Product Revenues,” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Research and development expenses
Our Research and Development Operations segment incurred the substantial majority of our research and development expenses, which were $8.0 million for the six months ended June 30, 2022, compared to $11.7 million for the six months ended June 30, 2021. The net decrease of $3.7 million, or 32%, was primarily related to a $4.6 million net decrease in the SB206 program, partially offset by a $0.9 million increase in other research and development expenses.
In the SB206 program, we experienced (i) a $5.6 million decrease in gross clinical trial costs primarily due to the conduct, active enrollment and treatment phase activities of the B-SIMPLE4 Phase 3 trial that was ongoing during the 2021 comparative period, and (ii) a $0.8 million increase in contra-research and development expense from the ratable amortization (or accretion, as was recognized during the second quarter of 2021) of the Ligand Funding Agreement liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum, partly offset by (iii) a $1.8 million increase in regulatory consulting services, stability and other analytical testing services, and CMC consulting services and materials in support of our planned SB206 NDA submission.
The $0.9 million increase in other research and development expenses was primarily driven by (i) a $1.0 million net increase in research and development personnel costs, partly offset by (ii) a $0.1 million net decrease in preclinical development activity costs and research and development facility operating expenses. The $1.0 million net increase in research and development personnel costs is primarily due to (i) a $0.5 million increase in non-cash compensation expense, including stock based compensation, and (ii) a $0.5 million increase in recurring salary and benefits costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $18.6 million for the six months ended June 30, 2022, compared to $5.1 million for the six months ended June 30, 2021.
The table below sets forth our total selling, general and administrative expenses incurred for the six months ended June 30, 2022 and 2021 and the primary drivers of the fluctuations from the prior period:

Selling, general and administrative expenses
Six months ended June 30, 2022	$18,589
Six months ended June 30, 2021	5,117
Change from prior period	$13,472

Prior Period Variance Detail Increase / (Decrease)
EPI Health Acquisition Transaction-related costs	$4,621
EPI Health commercial sales operations	4,899
SB206 prelaunch and commercial preparation	1,863
Tax and insurance costs	389
Consulting and other administrative costs	682
Personnel and related benefits	1,018
Change from prior period	$13,472
The $4.6 million of transaction- and integration-related expenditures incurred in connection with the EPI Health Acquisition included transaction-related fees paid to banking advisors, insurance brokers, due diligence costs, and legal, regulatory, intellectual property, information technology, valuation and accounting consultants and specialists, and integration-related expenditures associated with transition services, information technology systems, integration project management and continued valuation and accounting consultants and specialists.
The $4.9 million of selling, general and administrative expenses incurred to support the conduct of EPI Health’s commercial sales operations included (i) $2.8 million of recurring salary, incentive compensation and benefits costs, (ii) $0.6 million of advertising and promotion costs, (iii) $1.0 million of administrative costs related to third-party consultants for regulatory services, external third-party data services and data providers that support the commercial sales team with market and analytical data, and (iv) $0.5 million of travel and expense related costs.
The $1.0 million increase in general and administrative personnel and related costs includes (i) a $0.5 million increase in non-cash compensation expense associated with stock based compensation, and (ii) a $0.5 million increase in recurring salary and benefits costs between the two comparative periods, including new corporate positions, such as the Chief Operating Officer and the Chief Commercial Officer.
Amortization of intangible assets
Amortization of intangible assets of $0.7 million for the six months ended June 30, 2022 is associated with the amortization of definite lived intangible assets acquired as part of the EPI Health Acquisition.
For additional information regarding the recognition and amortization of our intangible assets, see “Note 7—Goodwill and Intangible Assets, net” to the accompanying condensed consolidated financial statements.
Change in fair value of contingent consideration
For the six months ended June 30, 2022, the changes in fair value related to contingent consideration related to the EPI Health Acquisition related primarily to changes in market assumptions and discount rates since the transaction date.
Impairment loss on long-lived assets
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in our condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the three months ended June 30, 2021, we recognized a $0.1 million non-cash impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Other income (expense), net
Total other expense, net was $0.7 million for the six months ended June 30, 2022, compared to $0.4 million other income, net for the six months ended June 30, 2021. Total other expense, net in the current period is primarily comprised of $0.7 million of interest expense related to the Seller Note issued in March 2022 in connection with the EPI Health Acquisition. Total other income, net in the comparative 2021 period is primarily comprised of a $1.0 million gain on extinguishment of debt related to the forgiveness of our PPP loan in 2021, partially offset by $0.6 million of other expense related to the impact of foreign currency exchange rate fluctuations for certain time-based milestones related to the Sato Agreement.
For additional information regarding the Seller Note, see “Note 9—Notes Payable” and “Note 19—Subsequent Events” to the accompanying condensed consolidated financial statements.
Liquidity and Capital Resources
As of June 30, 2022, we had an accumulated deficit of $301.2 million. We incurred net losses of $22.3 million and $15.0 million for the six months ended June 30, 2022 and 2021, respectively, and there is substantial doubt about our ability to continue as a going concern. Despite revenues generated from the sales of commercial products acquired during the EPI Health Acquisition, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we further commercialize our existing commercial products and continue the development of, and seek regulatory approvals for, our product candidates and potentially begin commercialization activities for our product candidates that are currently under development. We are subject to all of the risks inherent in the commercialization of drug products, such as risks related to competition, supply issues or issues that may impact use of our commercial drug products, and in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The sales of our commercial products will decrease over time if and when they face generic competition or if other risks materialize, and we do not expect to generate revenue from product sales for our clinical-stage product candidates unless and until we obtain regulatory approval from the FDA for such product candidates. We will continue to incur significant expenses related to the commercialization of our commercial products, and if we obtain regulatory approval for any of our product candidates, we and/or our commercial partners and commercial solutions providers would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of June 30, 2022, we had total cash and cash equivalents of $37.3 million and positive working capital of $17.8 million. As discussed in “Corporate Updates,” we used a portion of our cash and cash equivalents to pay off and terminate the Seller Note issued in connection with the EPI Health Acquisition, as well as satisfy our obligations under the post-closing purchase price adjustment required in connection with the EPI Health Acquisition. With the payment and termination of the Seller Note for a reduced amount of principal, we have removed certain previously existing liabilities and eliminated the need to make cash payments to service the interest on the Seller Note going forward. This allows us to use our cash for development of our product candidates and to support the commercialization of our products. The payment and termination of the Seller Note removed encumbrances from the assets of EPI Health and allows us to pursue a broader range of financing options that could be used to extend our cash runway beyond the fourth quarter of 2022 and submission of our NDA for our lead product candidate, SB206, and be used to further prepare for commercialization of SB206 following approval.
From January 1, 2020 through June 30, 2022, we have raised total equity and debt proceeds of $112.2 million to fund our operations, including (i) $14.0 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the June 2022 registered direct offering, (ii) $37.2 million in net proceeds from the sale of common stock in the June 2021 public offering, (iii) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 public offering, (iv) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 registered direct offering, (v) an additional $6.0 million of proceeds associated with exercises of common stock warrants issued as part of the March 2020 public offering and March 2020 registered direct offering, (vi) $40.3 million in proceeds from the sale of common stock under our common stock purchase agreements with Aspire Capital, (vii) $1.3 million from our Equity Distribution Agreement, and (viii) less than $0.1 million of proceeds from the exercise of stock options. We also obtained a loan under the Paycheck Protection Program, or PPP, of approximately $1.0 million in April 2020 to support certain qualified expenses, including payroll and rental expense. The PPP loan was forgiven in June 2021.
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
Going forward, we plan to finance our needs principally from the following:
•equity and/or debt financing, including but not limited to sales under the Equity Distribution Agreement, with certain limitations as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements”;
•revenues from product sales;

•payments under existing out-license and distribution arrangements for our product candidates and commercial products; and
•payments under current or future collaboration and licensing agreements with strategic partners.
We believe that our existing cash and cash equivalents as of June 30, 2022, as subsequently adjusted by items described in “Corporate Updates”, plus expected receipts associated with product sales from our commercial product portfolio, will provide us with adequate liquidity to fund our planned operating needs through the end of 2022. Variability in our operating forecast, driven primarily by (i) commercial product sales, (ii) timing of operating expenditures, and (iii) anticipated changes in net working capital, will impact our cash runway. This operating forecast and related cash projection includes (i) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum, including NDA-enabling drug stability studies for SB206, (ii) costs associated with the readiness and operation of our new manufacturing capability necessary to support small-scale drug substance and drug product manufacturing, (iii) conducting drug manufacturing activities with external third-party CMOs, (iv) ongoing commercial operations, including sales, marketing, inventory procurement and distribution, and supportive activities, related to our portfolio of therapeutic products for skin diseases acquired with the EPI Health Acquisition, and (v) initial efforts to support potential commercialization of SB206, but excludes additional operating costs that could occur between a potential NDA submission for SB206 through NDA approval, including, but not limited to, marketing and commercialization efforts to achieve potential launch of SB206. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
We will need significant additional funding to continue our operating activities, make further advancements in our product development programs and potentially commercialize any of our product candidates beyond those activities currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or delay, defer or reduce our cash expenditures before the end of the fourth quarter of 2022. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(10,344)	$(10,989)
Investing activities	(14,793)	(2,810)
Financing activities	15,354	44,194
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,783)	$30,395
Net Cash Used in Operating Activities
During the six months ended June 30, 2022, net cash used in operating activities was $10.3 million and consisted primarily of a net loss of $22.3 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $0.8 million, (ii) amortization of definite lived intangible assets acquired from EPI Health of $0.7 million, (iii) $0.3 million of depreciation and amortization of property and equipment expense, (iv) $0.5 million change in fair value of contingent consideration, and (v) a $10.5 million change in cash related to changes in other operating assets and liabilities. The favorable impacts to cash related to changes in assets and liabilities was primarily due to (i) a $6.3 million change in accounts receivable, (ii) a change in accounts payable of $3.9 million, (iii) a change in accrued expenses of $0.9 million and (iv) a change in prepaid expenses and other current assets of $1.3 million. The unfavorable impacts to cash related to changes in deferred revenue of $1.3 million and research and development service obligation of $0.6 million. The change in operating assets and liabilities and related changes from the prior period partially relate to the continued operations of the Research and Development Operations segment as it incurs expenditures to progress SB206, but primarily relate to the recently acquired EPI Health business, which comprises the Commercial Operations segment. See “Note 2—Acquisition of EPI Health” to the accompanying condensed consolidated financial statements for additional detail regarding the purchase of EPI Health and the related impacts of the opening balances related to the EPI Health Acquisition.
During the six months ended June 30, 2021, net cash used in operating activities was $11.0 million and consisted primarily of a net loss of $15.0 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $0.1 million; (ii) impairment of long-lived assets of $0.1 million; (iii) a net favorable adjustment to stock-based compensation of $0.3 million, caused by fair market value adjustments to the Tangible Stockholder Return Plan; (iv) a foreign currency transaction loss of $0.7 million related to fair value adjustments for payments received and to be received under the Amended Sato Agreement; (v) a $1.0 million gain on debt extinguishment related to forgiveness of the PPP loan; and (vi) a $4.3 million favorable change in cash related to changes in other operating assets and liabilities. The favorable change in cash related to changes in assets and liabilities was primarily due to (i) a $4.5 million decrease in accounts receivable primarily related to receipt of a $4.6 million time-based developmental milestone payment; (ii) a $1.8 million decrease in prepaid insurance, prepaid expenses and other current assets primarily related to the amortization of prepaid service contracts and directors and officers insurance premiums; and (iii) a $0.2 million increase in research and development service obligation liabilities related to the accretion of the liability associated with Ligand. These increases in cash were partially offset by (i) a $1.5 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement during the first six months of 2021; (ii) a $0.7 million decrease in accrued expenses; and (iii) a $0.1 million decrease in accounts payable.
Net Cash Used in Investing Activities
During the six months ended June 30, 2022, the $14.8 million of net cash used in investing activities was primarily related to (i) cash used in connection with the EPI Health Acquisition of $12.0 million, and (ii) $2.8 million in cash used for purchases of property, equipment and services associated with the build-out of our corporate headquarters and small-scale manufacturing facility in Durham, North Carolina. See “Note 2—Acquisition of EPI Health” to the accompanying condensed consolidated financial statements for additional detail regarding the purchase of EPI Health.
During the six months ended June 30, 2021, the $2.8 million of net cash used in investing activities was primarily related to purchases of property, equipment and services associated with the planning, design and build-out of our corporate headquarters and small-scale manufacturing facility in Durham, North Carolina.
Net Cash Provided by Financing Activities
During the six months ended June 30, 2022, net cash provided by financing activities was $15.4 million and consisted primarily of (i) net proceeds from the June 2022 Registered Direct Offering of $14.0 million, and (ii) proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement entered into in March 2022 of $1.3 million.
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
Capital Requirements
As of June 30, 2022, we had a total cash and cash equivalents balance of $37.3 million and positive working capital of $17.8 million. While we currently generate revenue from our commercial portfolio of products acquired in the EPI Health Acquisition, we do not believe that such revenues will be sufficient to fund operations of the business, specifically the development of our product candidates. To date, we have not generated any revenue from product sales of our product candidates, and we do not know when, or if, we will generate any such revenue. We do not expect to generate revenue from product sales of our product candidates unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization of such product candidate. As of June 30, 2022, we had an accumulated deficit of $301.2 million.

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
Our ability to continue to operate our business, including our ability to advance development programs unrelated to SB206, as well as our ability to progress SB206 for molluscum subsequent to an NDA submission, is dependent upon future sales of our commercial products along with our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including but not limited to potential sales using the remaining availability under the Equity Distribution Agreement, or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. There can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. In addition, there are certain limitations on the usage of the Equity Distribution Agreement related to the Registered Direct Offering closed in June 2022. In relation to the June 2022 Registered Direct Offering, we agreed not to issue any additional securities in any variable rate transaction (as defined in the related securities purchase agreement), including under the Equity Distribution Agreement, until December 13, 2022, unless, on or after September 11, 2022, the VWAP (as defined in the related securities purchase agreement) for the trading day prior to the date of the transaction is greater than 50% above the exercise price for the June 2022 Common Warrants.
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
Our equity issuances during the year ended December 31, 2021 and the six months ended June 30, 2022 have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders.
As of June 30, 2022, we had 21,281,613 shares of common stock outstanding. In addition, as of June 30, 2022, we had reserved 10,508,029 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock, (ii) outstanding stock options and stock appreciation rights, (iii) nonvested restricted stock units, and (iv) future issuances under the 2016 Incentive Award Plan. Our common stock consists of 200,000,000 authorized shares as of June 30, 2022.
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
Contractual Obligations and Contingent Liabilities
During the three and six months ended June 30, 2022, there were no material changes to our commitments under contractual obligations, other than those related to the EPI Health Acquisition. The EPI Health Acquisition is described in “Note 2—Acquisition of EPI Health” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. Also, see “Note 19—Subsequent Events” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional detail regarding certain matters related to contractual obligations that occurred subsequent to June 30, 2022.
Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements, including those related to the EPI Health Acquisition, and as described within the condensed consolidated financial statement footnotes within this Quarterly Report on Form 10-Q.
Except for items described in “Note 1—Organization and Significant Accounting Policies,” “Note 2—Acquisition of EPI Health,” “Note 10—Commitments and Contingencies” and “Note 12—Licensing and Collaboration Arrangements” to the accompanying condensed consolidated financial statements, there were no material changes during the three and six months ended June 30, 2022 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
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

Significant estimates made by us include provisions for product returns, coupons, rebates, chargebacks, trade and cash discounts, allowances and distribution fees paid to certain wholesalers, inventory net realizable value, useful lives of amortizable intangible assets, stock-based compensation, accrued expenses, valuation of assets and liabilities in business combinations, developmental timelines related to licensed products, valuation of contingent consideration, classification of warrants and contingencies. Actual results may differ materially and adversely from these estimates.
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
Business Acquisitions
Business acquisitions are accounted for using the acquisition method of accounting in accordance with Accounting Standards Codification, or ASC, 805, Business Combinations, or ASC 805. ASC 805 requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values, as determined in accordance with ASC 820, Fair Value Measurements, as of the acquisition date. For certain assets and liabilities, book value approximates fair value. In addition, ASC 805 establishes that consideration transferred be measured at the closing date of the acquisition at the then-current market price. Under ASC 805, acquisition-related costs (i.e., advisory, legal, valuation and other professional fees) are expensed in the period in which the costs are incurred. The application of the acquisition method of accounting requires us to make estimates and assumptions related to the estimated fair values of net assets acquired.
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
Revenue Recognition
We account for revenue in accordance with ASC 606, Revenue from Contracts with Customers, or ASC 606. To determine revenue recognition for arrangements that we determine are within the scope of ASC 606, we (i) identify the contract with a customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations within the contract, and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer.
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
License and Collaboration Revenues
We have entered into various types of agreements that either license our intellectual property to a third party, acquire license rights to intellectual property of a third party, or both.
Agreements where we license our intellectual property to a third party for development and commercialization in a licensed territory. If the applicable license is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from non-refundable, upfront fees allocated to the license when the license is transferred to the customer and the customer is able to use and benefit from the license. For licenses that are bundled with other promises, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the estimated performance period and the appropriate method of measuring progress during the performance period for purposes of recognizing revenue. We re-evaluate the estimated performance period and measure of progress each reporting period and, if necessary, adjust related revenue recognition accordingly. These arrangements often include milestone as well as royalty or profit-share payments, contingent upon the occurrence of certain future events linked to the success of the asset in development, as well as expense reimbursements from or payments to the collaboration partner. Because of the risk that products in development will not receive regulatory approval, we do not recognize any contingent payments until after regulatory approval has been achieved.
Agreements where we acquire license rights to, or otherwise access, a third party’s intellectual property for commercialization of the third party’s product in a licensed territory. We also enter into various types of arrangements to commercialize products. Our services provided to the third party under such arrangements, in exchange for compensation that may take the form of cost reimbursements, may include promoting, marketing, selling and distributing the third party’s developed drugs, and may also involve certain license rights granted to the parties for use of the other party’s intellectual property while providing defined services under the arrangements. We assess the nature of each such arrangement and the various rights granted and services performed thereunder.
Royalty revenue from licenses provided to our collaboration partners, which is based on sales to third parties of licensed products and technology, is recorded when the third-party sale occurs and the performance obligation to which some or all of the royalty has been allocated has been satisfied.
When we perform and incur marketing and promotional services expense under an arrangement that is determined to be within the scope of ASC 808, and where such services are on behalf of a collaboration partner that is not considered a customer under ASC 606, we recognize a contra-expense that reflects the value of the cost reimbursement to which we are expected to be entitled in exchange for those services. Such contractually required reimbursements are reported as a liability or an asset within the accompanying condensed consolidated balance sheets based upon the timing of cash receipt from the collaboration partner.
See “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional discussion.
Classification of Warrants and Pre-Funded Warrants Issued in Connection with Offerings of Common Stock Warrants. In our June 2022 Registered Direct Offering, March 2020 Public Offering, March 2020 Registered Direct Offering, and January 2018 Offering we issued warrants to purchase shares of our common stock. We assessed the warrants for appropriate equity or liability classification pursuant to our accounting policies described in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements. The warrants provide each warrant holder with the right to require net cash settlement of the warrants upon the occurrence of certain fundamental transactions, provided that such transactions are within our control. For any fundamental transaction that is not within our control, including a fundamental transaction not approved by our board of directors, the warrant holder will only be entitled to receive from us or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to our common stockholders in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. In the event of any fundamental transaction, and regardless of whether it is within our control, the settlement amount of the warrants (whether in cash, stock or a combination thereof) is determined based upon a Black-Scholes value that is calculated using inputs as specified in the warrants, including a defined volatility input equal to the greater of our 100-day historical volatility or 100%.

Pre-Funded Warrants. In the June 2022 Registered Direct Offering, March 2020 Public Offering and March 2020 Registered Direct Offering, we also issued pre-funded warrants to purchase shares of our common stock. We assessed the pre-funded warrants for appropriate equity or liability classification pursuant to our accounting policy described in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements. The pre-funded warrants did not provide each warrant holder with the option to settle any unexercised warrants for cash in the event of any fundamental transactions. In all fundamental transaction scenarios, the warrant holder was only entitled to receive from us or any successor entity the same type or form of consideration (and in the same proportion) that was being offered and paid to our stockholders in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The pre-funded warrants also included a separate provision whereby the exercisability of the warrants was limited if, upon exercise, the warrant holder or any of its affiliates would have beneficially owned more than 4.99% (or an amount up to 9.99% if the holder so elects) of our common stock.
See “Note 11—Stockholders’ Equity” to the accompanying condensed consolidated financial statements included in this Quarterly Report for additional discussion regarding the terms of the pre-funded warrants and the applicable accounting treatment.
Accounts Receivable
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond the agreed-upon due date.
As needed, we record an allowance for credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions that affect the expected collectability of the reported amount of the financial asset, and a specific reserve for accounts deemed at risk. The allowance is our estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. We write off accounts receivable and the related allowance recorded previously when it becomes probable, based upon customer facts and circumstances, that such amounts will not be collected.
Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Recoveries of receivables previously written off are recorded when received. We do not charge interest on accounts receivable.
Inventory
We maintain inventory consisting of for-sale pharmaceuticals related to our marketed product portfolio. We measure inventory using the first-in, first out-method and value inventory at the lower of cost or net realizable value. Net realizable value represents the estimated selling price for inventories less all estimated costs to sell.
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
Reedy Creek Purchase Agreement
We have previously determined that the Royalty and Milestone Payments Purchase Agreement with Reedy Creek, or the Reedy Creek Purchase Agreement, is within the scope of ASC 730-20, Research and Development Arrangements, or ASC 730-20. We concluded that there has not been a substantive and genuine transfer of risk related to the Reedy Creek Purchase Agreement as (i) Reedy Creek has the opportunity to recover its investment regardless of the outcome of the research and development programs within the scope of the agreement (prior to commercialization of any in scope assets through potential out-licensing agreements and related potential future milestone payments), and (ii) there is a presumption that we are obligated to pay Reedy Creek amounts equal to its investment based on the related party relationship at the time the parties entered into the Reedy Creek Purchase Agreement. The Reedy Creek Purchase Agreement is a broad funding arrangement, due to (i) the multi-asset, or portfolio approach including three developmental assets that are within the scope of the arrangement, and (ii) Reedy Creek’s approximate 5% ownership of our outstanding shares of common stock at the time of entry into the Reedy Creek Purchase Agreement.
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
Determination of the Fair Value of Stock-based Compensation Grants
We record the fair value of stock options, restricted stock units and other stock-based compensation issued to employees and non-employees as of the grant date as stock-based compensation expense. We typically recognize compensation expense over the requisite service period, which is typically the vesting period.
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
We estimate the fair value of restricted stock units awarded to employees and non-employees based on their estimated fair values on the date of grant. The fair value of restricted stock units is estimated based on the closing price of the underlying common stock on the date of grant.
We estimate forfeitures at the time of grant, and revise those estimates in subsequent periods if actual forfeitures differ from estimates. We use historical data to estimate pre-vesting option and restricted stock unit forfeitures and record stock-based compensation expense only for those awards that are expected to vest. To the extent that actual forfeitures differ from our estimates, the difference is recorded as a cumulative adjustment in the period the estimates were revised. Stock-based compensation expense recognized in the financial statements is based on awards that are ultimately expected to vest.

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
As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2022.
We closed the EPI Health Acquisition on March 11, 2022, and EPI Health’s total assets and revenues constituted 51.6% and 83.5%, respectively, of our consolidated total assets (including goodwill and intangible assets, net) and revenues as shown on our condensed consolidated financial statements as of and for the six months ended June 30, 2022. As the EPI Health Acquisition occurred in the first quarter of fiscal 2022, we excluded the internal control over financial reporting of EPI Health from the scope of our assessment of the effectiveness of our disclosure controls and procedures as of June 30, 2022. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report, except as follows:
Risks related to the EPI Health Acquisition
Integrating the EPI Health and legacy Novan businesses requires that management balance the interests of integration and managing the day-to-day business of the combined company, and failure to do so effectively may have an adverse effect.
Achieving the anticipated benefits of the EPI Health Acquisition depends in significant part upon our ability to integrate the EPI Health businesses, operations, processes, and systems in an efficient and effective manner. The integration of operations following the EPI Health Acquisition requires the dedication of significant management and external resources, which requires that management attend to and balance both integration efforts and the day-to-day business of the combined company and has required significant expenditures that are reflected in the accompanying condensed consolidated financial statements. Any inability of management to successfully and timely integrate the companies could have a material adverse effect on the business and results of operations of the combined company.
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
The EPI Health Acquisition involves substantial costs.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the EPI Health Acquisition. The substantial majority of the non-recurring expenses have consisted of transaction costs related to the EPI Health Acquisition. We have and will also continue to incur transaction fees and costs related to formulating and implementing integration plans, including system consolidation costs and employment-related costs. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred relating to the EPI Health Acquisition and integration. Although we anticipate that the elimination of duplicative costs and the realization of other efficiencies and synergies related to the integration should allow us to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.
Risks Relating to our Common Stock
The market price and trading volume of our common stock has fluctuated substantially. The market price and trading volume of our common stock may fluctuate widely in the future and the value of an investment in our common stock may decline.
Our stock price has experienced extreme volatility and could vary significantly as a result of many factors. Between January 1, 2021 and July 22, 2022, the last reported sales price of our common stock fluctuated between a high of $25.50 and a low of $2.29. The market price and trading volume of our common stock may continue to fluctuate from time to time as a result of factors outside of our control. For example, the trading price of our common shares increased significantly in June 2021, which we believe was attributable to general market conditions and recognition of our announcement of top-line results of our B-SIMPLE4 study of SB206 as a potential treatment for molluscum contagiosum, and has since declined. There is a potential for rapid and substantial decreases in the price of our common stock, including decreases unrelated to our operating performance or prospects, which could result in substantial losses for our existing stockholders.

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
We face attempts by others to gain unauthorized access to our information technology systems on which we maintain proprietary and other confidential information. Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, CMOs, and other contractors, consultants and collaborators are vulnerable to damage from cyberattacks, “phishing” attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including in the context of global conflicts, such as the war in Ukraine. The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our increased reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.
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
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
4.1	Form of June 2022 Common Warrant.		8-K	001-37880	4.1	June 10, 2022
4.2	Form of June 2022 Pre-Funded Warrant.		8-K	001-37880	4.2	June 10, 2022
10.1	Placement Agent Agreement, dated June 9, 2022, by and between the Company and Oppenheimer & Co. Inc.		8-K	001-37880	10.1	June 10, 2022
10.2	Form of Securities Purchase Agreement, dated June 9, 2022, by and between the Company and the purchaser identified therein.		8-K	001-37880	10.2	June 10, 2022
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.

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

Date: August 11, 2022