Form 10-Q
period 2022-09-30
Novan, Inc.
filed 2022-11-14
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 4, 2022, there were 24,462,228 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$14,903	$47,085
Accounts receivable, net	14,882	4,473
Inventory, net	1,178	—
Prepaid expenses and other current assets	3,664	2,572
Total current assets	34,627	54,130
Restricted cash	583	583
Property and equipment, net	13,921	12,201
Intangible assets, net	27,963	75
Other assets	259	278
Right-of-use lease assets	1,794	1,693
Goodwill	4,123	—
Total assets	$83,270	$68,960
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,074	$2,170
Accrued expenses	27,626	4,988
Deferred revenue, current portion	2,586	2,586
Research and development service obligation liability, current portion	649	1,406
Contingent consideration liability, current portion	438	—
Operating lease liabilities, current portion	254	—
Total current liabilities	35,627	11,150
Deferred revenue, net of current portion	8,726	10,665
Operating lease liabilities, net of current portion	3,801	3,613
Research and development service obligation liability, net of current portion	48	142
Research and development funding arrangement liability	25,000	25,000
Contingent consideration liability, net of current portion	2,942	—
Other long-term liabilities	366	71
Total liabilities	76,510	50,641
Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 24,463,178 and 18,816,842 shares issued as of September 30, 2022 and December 31, 2021, respectively; 24,462,228 and 18,815,892 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	2	2
Additional paid-in capital	314,170	297,441
Treasury stock at cost, 950 shares as of September 30, 2022 and December 31, 2021	(155)	(155)
Accumulated deficit	(307,257)	(278,969)
Total stockholders’ equity	6,760	18,319
Total liabilities and stockholders’ equity	$83,270	$68,960

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net product revenues	$4,605	$—	$11,131	$—
License and collaboration revenues	492	680	2,010	2,174
Government research contracts and grants revenue	18	57	60	129
Total revenue	5,115	737	13,201	2,303
Operating expenses:
Product cost of goods sold	1,440	—	4,259	—
Research and development	4,288	4,251	12,265	15,926
Selling, general and administrative	8,562	2,969	27,151	8,086
Amortization of intangible assets	443	—	1,112	—
Change in fair value of contingent consideration	186	—	(268)	—
Impairment loss on long-lived assets	—	—	—	114
Total operating expenses	14,919	7,220	44,519	24,126
Operating loss	(9,804)	(6,483)	(31,318)	(21,823)
Other income (expense), net:
Interest income	38	4	56	10
Interest expense	(635)	—	(1,375)	—
Gain on debt extinguishment	4,340	—	4,340	956
Other income (expense)	31	(5)	9	(602)
Total other income (expense), net	3,774	(1)	3,030	364
Net loss and comprehensive loss	$(6,030)	$(6,484)	$(28,288)	$(21,459)
Net loss per share, basic and diluted	$(0.25)	$(0.34)	$(1.33)	$(1.30)
Weighted-average common shares outstanding, basic and diluted	24,462,228	18,813,653	21,189,799	16,476,235

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands, except share amounts)

	Nine Months Ended September 30, 2022
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2021	18,815,892	$2	$297,441	$(155)	$(278,969)	$18,319
Stock-based compensation	—	—	381	—	—	381
Common stock issued pursuant to equity distribution agreement (at-the-market facility)	164,230	—	562	—	—	562
Net loss	—	—	—	—	(13,380)	(13,380)
Balance as of March 31, 2022	18,980,122	$2	$298,384	$(155)	$(292,349)	$5,882
Stock-based compensation	—	—	453	—	—	453
Common stock and pre-funded warrants issued pursuant to the June 2022 registered direct offering, net	2,080,696	—	14,020	—	—	14,020
Common stock issued pursuant to equity distribution agreement (at-the-market facility)	220,795	—	772	—	—	772
Net loss	—	—	—	—	(8,878)	(8,878)
Balance as of June 30, 2022	21,281,613	$2	$313,629	$(155)	$(301,227)	$12,249
Stock-based compensation	—	—	509	—	—	509
Exercise of pre-funded warrants related to the June 2022 registered direct offering	3,180,615	—	32	—	—	32
Net loss	—	—	—	—	(6,030)	(6,030)
Balance as of September 30, 2022	24,462,228	$2	$314,170	$(155)	$(307,257)	$6,760

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ Equity, continued
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
The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flow from operating activities:
Net loss	$(28,288)	$(21,459)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	812	242
Impairment loss on long-lived assets	—	114
Amortization of intangible assets	1,112	—
Accretion of debt discount	635	—
Change in fair value of contingent consideration	(268)	—
Stock-based compensation	1,343	(84)
Foreign currency transaction loss	—	676
Gain on debt extinguishment	(4,340)	(956)
Changes in operating assets and liabilities:
Accounts receivable	9,674	4,399
Inventory	122	—
Prepaid expenses and other current assets	2,600	2,137
Accounts payable	990	(45)
Accrued expenses	(1,110)	820
Deferred revenue	(1,939)	(2,174)
Research and development service obligation liabilities	(851)	93
Other long-term assets and liabilities	(266)	201
Net cash used in operating activities	(19,774)	(16,036)
Cash flow from investing activities:
Purchases of property and equipment	(3,209)	(4,515)
Landlord reimbursement of tenant improvement allowance	508	1,015
Payment for EPI Health Acquisition	(15,093)	—
Net cash used in investing activities	(17,794)	(3,500)
Cash flow from financing activities:
Proceeds from issuance of common stock and issuance and exercise of pre-funded warrants, net of underwriting fees and commissions	14,252	37,600
Proceeds from exercise of common stock warrants	—	461
Proceeds from issuance of common stock under common stock purchase agreement	—	6,334
Payment of note payable	(10,000)	—
Proceeds from common stock issued pursuant to equity distribution agreement (at-the-market facility)	1,334	—
Payments related to offering costs	(200)	(364)
Proceeds from exercise of stock options	—	58
Net cash provided by financing activities	5,386	44,089
Net (decrease) increase in cash, cash equivalents and restricted cash	(32,182)	24,553
Cash, cash equivalents and restricted cash as of beginning of period	47,668	35,879
Cash, cash equivalents and restricted cash as of end of period	$15,486	$60,432

Supplemental disclosure for cash flow information:
Interest paid	$339	$—
Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment with accounts payable and accrued expenses	$694	$3,892
Right-of-use assets obtained in exchange for lease liabilities	$—	$1,343
Non-cash gain on debt extinguishment	$4,340	$956
Deferred offering costs reclassified to additional paid-in capital	$—	$364
Contingent consideration related to EPI Health Acquisition	$3,648	$—
Note payable issued for EPI Health Acquisition	$13,305	$—

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$14,903	$59,960
Restricted cash included in noncurrent assets	583	472
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$15,486	$60,432
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
Novan was incorporated in January 2006 under the state laws of Delaware. In 2015, Novan Therapeutics, LLC, was organized as a wholly owned subsidiary under the state laws of North Carolina; in March 2019, the Company completed registration of a wholly owned Ireland-based subsidiary, Novan Therapeutics, Limited; and in March 2022, the Company acquired its wholly owned subsidiary, EPI Health, a South Carolina limited liability company. In August 2022, EPI Health, as sole equity member, formed and organized a new Delaware single member LLC.
See Note 2—“Acquisition of EPI Health” for further information regarding the EPI Health Acquisition. The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022, specifically from March 11, 2022 through September 30, 2022.
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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•The Company has reported a net loss in all fiscal periods since inception and, as of September 30, 2022, the Company had an accumulated deficit of $307,257.
•As of September 30, 2022, the Company had a total cash and cash equivalents balance of $14,903.
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
The Company believes that its existing cash and cash equivalents as of September 30, 2022, plus expected receipts associated with product sales from its commercial product portfolio, will provide it with adequate liquidity to fund its planned operating needs into the beginning of 2023. Variability in its operating forecast, driven primarily by (i) commercial product sales, (ii) timing of operating expenditures, and (iii) unanticipated changes in net working capital, will impact the Company’s cash runway. This operating forecast and related cash projection includes (i) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum, including studies enabling submission of a new drug application (“NDA”) for SB206, (ii) costs associated with the readiness and operation of the Company’s new manufacturing capability necessary to support small-scale drug substance and drug product manufacturing, (iii) conducting drug manufacturing activities with external third-party CMOs, (iv) ongoing commercial operations, including sales, marketing, inventory procurement and distribution, and supportive activities, related to its portfolio of therapeutic products for skin diseases acquired with the EPI Health Acquisition, and (v) initial efforts to support potential commercialization of SB206, but excludes additional operating costs that could occur between a potential NDA submission for SB206 through NDA approval, including, but not limited to, marketing and commercialization efforts to achieve potential launch of SB206. The Company does not currently have sufficient funds to complete commercialization of any of its product candidates that are under development, and its funding needs will largely be determined by its commercialization strategy for SB206, subject to the targeted submission timing for the NDA relating to SB206 and the regulatory approval process and outcome, and the operating performance of its commercial product portfolio.
The inability of the Company to generate sufficient net revenues to fund its operations or obtain significant additional funding on acceptable terms in the near term, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including, but not limited to, delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve its cash and cash equivalents. The Company has pursued and may continue to pursue additional capital through equity or debt financings or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s anticipated expenditure levels may change as it adjusts its current operating plan. Such actions could delay development timelines and have a material adverse effect on its business, results of operations, financial condition and market valuation.

The Company may also explore the potential for additional strategic transactions, such as strategic acquisitions or in-licenses, sales, out-licenses or divestitures of some of its assets, or other potential strategic transactions, which could include a sale of the Company. If the Company were to pursue such a transaction, it may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to the Company. Alternatively, if the Company is unable to obtain significant additional funding on acceptable terms or progress with a strategic transaction, it could instead determine to dissolve and liquidate its assets or seek protection under the bankruptcy laws. If the Company decides to dissolve and liquidate its assets or to seek protection under the bankruptcy laws, it is unclear to what extent the Company would be able to pay its obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
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
COVID-19
The extent to which COVID-19, and its variant strains, and domestic and global efforts to contain its spread along with lingering effects of the foregoing will impact the Company’s business, including its operations, preclinical studies, clinical trials, and financial condition, will depend on future developments, which are highly uncertain and cannot be predicted, and include the duration, severity and scope of the pandemic and its lingering impacts, the availability and effectiveness of vaccines in preventing the spread of COVID-19 (and its variants), and the actions taken by other parties, such as governmental authorities, to contain and treat COVID-19 and its variants.
During the pandemic, the timetable for development of the Company’s product candidates has been impacted and may face further disruption and the Company’s business could be further adversely affected by the outbreak of COVID-19 and its variants. In particular, COVID-19 impacted the timing of trial initiation of the Company’s B-SIMPLE4 Phase 3 study and was a factor influencing the Company’s previous adjustment of its targeted SB206 NDA submission timing, currently planned for around the end of 2022.
In addition, certain factors from the COVID-19 pandemic may delay or otherwise adversely affect the Company’s generation of product revenues from its portfolio of therapeutic products for skin diseases, as well as adversely impact the Company’s business generally, including (i) changes in buying patterns caused by lack of normal access by patients to the healthcare system and concern about the supply of medications, (ii) adverse impacts on the Company’s manufacturing operations, supply chain and distribution processes, which may impact its ability to procure, produce and distribute its products or product candidates, (iii) the inability of third parties to fulfill their obligations to the Company due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems, (iv) the risk of shutdown in countries where the Company relies on CMOs to provide commercial manufacture of its products or clinical batch manufacturing of its product candidates, (v) the ability to procure raw materials needed for the production of the Company’s active pharmaceutical ingredient (“API”) and other manufacturing components for the Company’s product candidates, (vi) the possibility that third parties on which the Company may rely for certain functions and services, including CMOs, suppliers, distributors, logistics providers, and external business partners, may be adversely impacted by restrictions resulting from the COVID-19 pandemic, which could cause the Company to experience delays or to incur additional costs, and (vii) the risk that the COVID-19 pandemic may intensify other risks inherent in the Company’s business.
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
Reclassifications
Certain amounts in the Company’s consolidated balance sheet as of December 31, 2021 have been reclassified to conform to the current presentation. Prepaid insurance in the amount of $1,697 and other current assets related to leasing arrangement, net in the amount of $109 has been reclassified to prepaid expenses and other current assets. In addition, certain current liabilities totaling $2,164, which were previously classified as accrued compensation, accrued outside research and development services, and accrued legal and professional fees, have been reclassified to all be included in accrued expenses to conform with the current presentation.
These reclassifications had no impact on the Company’s consolidated current assets, current liabilities or on the consolidated statements of operations and comprehensive loss or cash flows as of and for the year ended December 31, 2021.
Comprehensive Loss
Comprehensive loss is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. For the three and nine months ended September 30, 2022 and 2021, comprehensive loss was equal to net loss.
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
The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three and nine months ended September 30, 2022 and September 30, 2021 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	September 30,
	2022	2021
Warrants to purchase common stock (Note 11)	5,535,637	1,274,176
Stock options outstanding under the 2008 and 2016 Plans (Note 16)	1,044,753	392,058
Nonvested restricted stock units (Note 16)	464,206	—
Stock appreciation rights outstanding under the 2016 Plan (Note 16)	60,000	60,000
Inducement stock options outstanding (Note 16)	1,250	1,250

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
Advertising Costs
Promotion, marketing and advertising costs are expensed as incurred. Promotion, marketing and advertising costs for the three and nine months ended September 30, 2022, were approximately $710 and $1,288, respectively. There were no costs for the three and nine months ended September 30, 2021. The costs are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.
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
The Company did not record a federal or state income tax benefit for the three and nine months ended September 30, 2022 or 2021 due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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
Restricted Cash
Restricted cash as of September 30, 2022 and December 31, 2021 includes funds maintained in a deposit account to secure a letter of credit for the benefit of the lessor of the Company’s headquarters. See Note 6—“Leases” for further information regarding the letter of credit.
Accounts Receivable, net
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond the agreed-upon due date.
The Company records an allowance for credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions that affect the expected collectability of the reported amount of the financial asset, as well as a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. No allowance for credit losses was recorded as of September 30, 2022 or December 31, 2021 as all amounts included in accounts receivable are expected to be collected.
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
Related Parties
Members of the Company’s board of directors held 124,497 and 100,497 shares of the Company’s common stock as of September 30, 2022 and December 31, 2021, respectively.
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
Note 2: Acquisition of EPI Health
On March 11, 2022, the Company completed the EPI Health Acquisition, in which the Company acquired all of the issued and outstanding units of membership interest of EPI Health from EPG for an estimated fair value of purchase consideration of $32,046. EPI Health is an integrated medical dermatology company providing the Company with a commercial infrastructure to support the commercialization of products. Subsequent to the EPI Health Acquisition, the Company sells various dermatological products for the treatments of plaque psoriasis, rosacea, acne and dermatoses.
At closing, the Company paid or committed to pay non-contingent consideration totaling $27,500, as adjusted for cash, indebtedness, net working capital estimates and other contractually defined adjustments (the “Closing Purchase Price”). The Closing Purchase Price consisted of (i) $11,000 paid in cash, (ii) a secured promissory note issued to EPG in the principal amount of $16,500 (the “Seller Note”), and (iii) a $993 payment representing an adjustment for estimated net working capital. See Note 9—“Notes Payable” for additional detail regarding the Seller Note and its related terms.
The purchase agreement entered into in connection with the EPI Health Acquisition (the “EPI Heath Purchase Agreement”) included the potential payment of additional contingent consideration totaling up to $23,500 upon achievement of certain milestones, as follows:
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
For the nine months ended September 30, 2022, the Company incurred costs related to the EPI Health Acquisition of $4,811 recognized in selling, general and administrative expenses within the condensed consolidated statements of operations and comprehensive loss.
From the EPI Health Acquisition date through September 30, 2022, $11,202 of total net revenue and a net loss of $3,461 associated with EPI Health’s operations are included in the condensed consolidated statements of operations and comprehensive loss for the nine months ended September 30, 2022.
Purchase Consideration
The following table presents the estimated fair value of purchase consideration as of each interim reporting period end date since the EPI Health Acquisition date, including measurement period adjustments made during each interim period. The estimated fair value of purchase consideration is then allocated to the estimated fair values of the net assets acquired at the EPI Health Acquisition date, as described further following the table under the section entitled Provisional Allocation of Purchase Consideration to Estimated Fair Values of Net Assets Acquired.

	As of March 11, 2022	Measurement Period Adjustments		As of June 30, 2022	Measurement Period Adjustments		As of September 30, 2022
Initial cash consideration to Seller	$11,000	$—		$11,000	$—		$11,000
Secured promissory note issued to Seller	16,500	—		16,500	(3,195)	(B)	13,305
Closing date fair value of contingent consideration liability	3,773	—		3,773	(125)	(C)	3,648
Remaining working capital adjustment to be paid	4,069	(969)	(A)	3,100	—		3,100
Working capital adjustment paid at close	993	—		993	—		993
Total estimated purchase consideration	$36,335	$(969)		$35,366	$(3,320)		$32,046

A.On July 7, 2022, the Company and EPG agreed to the final net working capital adjustment amount (the “Total Adjustment Amount”), as defined in the EPI Health Purchase Agreement, as part of the post-closing adjustment to the estimated purchase price for the EPI Health Acquisition. The Total Adjustment Amount was determined to be positive and in the amount of $3,100, which was paid to EPG on July 7, 2022. As of March 31, 2022, the Company had previously estimated that the Total Adjustment Amount would be $4,069. Therefore, the Company has reflected a $969 measurement period adjustment to the estimated fair value of total purchase consideration. As this adjustment related to the estimated fair value of purchase consideration and did not affect the fair value of any assets acquired or liabilities assumed, it resulted in a reduction of goodwill.

B.During the third quarter of 2022, the Company, with the assistance of a third-party valuation specialist, continued to conduct a fair value assessment of the Seller Note as of the EPI Health Acquisition date of March 11, 2022. The Company completed the fair value assessment and updated the Seller Note fair value estimate as of March 11, 2022 to $13,305 via a downward measurement period adjustment of $3,195 during the interim quarterly period ended September 30, 2022. See Note 9—“Notes Payable” to these condensed consolidated interim financial statements for further discussion regarding the Seller Note, including its repayment and termination during the third quarter of 2022.

C.During the third quarter of 2022, the Company, with the assistance of a third-party valuation specialist, continued to conduct a fair value assessment of the contingent consideration liability as of the EPI Health Acquisition date of March 11, 2022. The Company updated the contingent consideration provisional fair value estimate as of March 11, 2022 to $3,648 via a downward measurement period adjustment of $125 during the interim quarterly period ended September 30, 2022, based on progression of the fair value assessment procedures conducted to date.
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
The total estimated purchase consideration was provisionally allocated to the estimated fair values of the assets acquired and liabilities assumed as of March 11, 2022 as follows:

	As of March 11, 2022	Measurement Period Adjustments		As of June 30, 2022	Measurement Period Adjustments		As of September 30, 2022
Assets acquired and liabilities assumed:
Accounts receivable	$20,083	$—		$20,083	$—		$20,083
Inventory	1,710	—		1,710	(410)	(B)	1,300
Prepaid expenses and other current assets	3,692	—		3,692	—		3,692
Property and equipment	100	—		100	—		100
Intangible assets	33,000	—		33,000	(4,000)	(C)	29,000
Other assets	27	—		27	—		27
Right-of-use lease assets	400	—		400	—		400
Total assets	$59,012	$—		$59,012	$(4,410)		$54,602

Accounts payable	$947	$—		$947	$—		$947
Accrued expenses	24,892	—		24,892	—		24,892
Operating lease liabilities, current portion	208	—		208	—		208
Operating lease liabilities, net of current portion	342	—		342	—		342
Other long-term liabilities	290	—		290	—		290
Total liabilities	$26,679	$—		$26,679	$—		$26,679

Total identifiable net assets acquired	$32,333	$—		$32,333	$(4,410)		$27,923
Goodwill	4,002	(969)	(A)	3,033	1,090	(D)	4,123
Total estimated purchase consideration	$36,335	$(969)		$35,366	$(3,320)		$32,046
A.On July 7, 2022, the Company and EPG agreed to the final net working capital adjustment amount (the “Total Adjustment Amount”), as defined in the EPI Health Purchase Agreement, as part of the post-closing adjustment to the estimated purchase price for the EPI Health Acquisition. The Total Adjustment Amount was determined to be positive and in the amount of $3,100, which was paid to EPG on July 7, 2022. As of March 31, 2022, the Company had

previously estimated that the Total Adjustment Amount would be $4,069. Therefore, the Company has reflected a $969 measurement period downward adjustment to the estimated fair value of total purchase consideration. As this adjustment related to the estimated fair value of purchase consideration and did not affect the fair value of any assets acquired or liabilities assumed, it resulted in a reduction of goodwill.
B.During the third quarter of 2022, the Company, with the assistance of a third-party valuation specialist, continued to conduct a fair value assessment of the trade inventory on hand as of the EPI Health Acquisition date of March 11, 2022. The Company updated the trade inventory’s provisional fair value estimate as of March 11, 2022 to $1,300 via a downward measurement period adjustment of $410 during the interim quarterly period ended September 30, 2022, based on progression of the fair value assessment procedures conducted to date.
C.During the third quarter of 2022, the Company, with the assistance of a third-party valuation specialist, continued to conduct a fair value assessment of the acquired definite-lived intangible product rights assets as of the EPI Health Acquisition date of March 11, 2022, which included further analysis of the forecasts used in the initial preliminary valuation. This downward measurement period adjustment also resulted in the recognition of $192 of additional amortization expense during the interim quarterly period ended September 30, 2022.
D.The aforementioned measurement period adjustments made to the acquired assets and assumed liabilities, as well as the measurement period adjustments made to the estimated fair value of purchase consideration in the preceding section entitled Purchase Consideration, result in an updated goodwill balance of $4,123 as of September 30, 2022 based on a net upward adjustment of $1,090 during the interim quarterly period ended September 30, 2022.
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
Goodwill was determined on the basis of the provisional fair values of the assets and liabilities identified at the time of the EPI Health Acquisition. The estimated provisional allocation of purchase consideration will be adjusted, within a period of no more than 12 months from the EPI Health Acquisition date, if these fair values change further as a result of circumstances existing at the acquisition date. These measurement period adjustments may arise with regard to amounts recorded as assets and liabilities upon verification of such amounts or upon finalization of the required valuations of intangible assets identified. The amounts of reserves and provisions may also be adjusted as a result of ongoing procedures to identify and measure liabilities, including tax, environmental risks and litigation. The purchase consideration may also be adjusted further in connection with finalizing the valuation procedures for the contingent consideration liability and any potential changes in the fair value of the Seller Note. Any further adjustments to amounts may impact the valuation of the consideration or the amounts recorded as goodwill.
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
Pro forma Information
The following pro forma information presents the combined results of operations for the three and nine months ended September 30, 2022 and 2021, as if the Company had completed the EPI Health Acquisition at the beginning of the periods presented. The pro forma financial information is provided for comparative purposes only and is not indicative of what actual results would have been had the EPI Health Acquisition occurred at the beginning of the periods presented, nor does it give effect to synergies, cost savings, fair market value adjustments, and other changes expected to result from the EPI Health Acquisition. Accordingly, the pro forma financial results do not purport to be indicative of consolidated results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period. The pro forma financial information has been calculated after applying the Company’s accounting policies and includes adjustments for transaction-related costs.

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total revenue	$5,115	$4,292	$17,220	$14,182
Net loss and comprehensive loss	(6,030)	(21,029)	(29,342)	(42,034)
Net loss per share, basic and diluted	$(0.25)	$(1.12)	$(1.38)	$(2.55)
Note 3: Inventory, net
The major components of inventory, net, were as follows:

September 30, 2022
Finished goods available for sale	$1,190
Reserve for obsolescence	(12)
Inventory, net	$1,178
As part of the EPI Health Acquisition, inventory, net, were marked to fair value as part of the Company’s ASC 805 business combination accounting. See Note 2—“Acquisition of EPI Health” for additional detail.
Note 4: Prepaid Expenses and Other Current Assets
The following table represents the components of prepaid expenses and other current assets as of:

	September 30, 2022	December 31, 2021
Inventory and raw material deposits	$1,190	$—
Prepaid service contracts	294	—
Prepaid insurance	619	1,697
Product samples	1,012	—
Other current assets related to leasing arrangement	—	109
Prepaid expenses and other current assets	549	766
Total prepaid expenses and other current assets	$3,664	$2,572
Note 5: Property and Equipment, net
Property and equipment consisted of the following:

	September 30, 2022	December 31, 2021
Computer equipment	$101	$58
Furniture and fixtures	100	23
Laboratory equipment	5,865	4,134
Office equipment	177	177
Leasehold improvements	10,072	9,391
Property and equipment, gross	16,315	13,783
Less: Accumulated depreciation and amortization	(2,394)	(1,582)
Total property and equipment, net	$13,921	$12,201
Depreciation and amortization expense was $468 and $812 for the three and nine months ended September 30, 2022, respectively, and $104 and $242 for the three and nine months ended September 30, 2021, respectively.
Corporate and Manufacturing Facility
As of September 30, 2022 and December 31, 2021, the Company had construction in progress amounts related to leasehold improvements of $160 and $7,485, respectively.

See Note 6—“Leases” for details regarding the TBC Lease (as defined below) and the Company’s corporate and manufacturing facility.
Note 6: Leases
The Company leases office space and certain equipment under non-cancelable lease agreements.
In accordance with ASC 842, Leases, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if available, or otherwise at the Company’s incremental borrowing rate. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.
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
The term of the Meeting Street Lease was initially through September 30, 2024, and EPI Health had the right to terminate the Meeting Street Lease with prior notice. On August 31, 2022, EPI Health notified EPG of its termination of the sublease effective February 28, 2023. The monthly base rent for the Meeting Street Lease is $20 for months 1-12, inclusive of taxes and operating expenses such as maintenance and insurance.
TBC Lease and Meeting Street Lease
Rent expense, including both short-term and variable lease components associated with the TBC Lease and the Meeting Street Lease, as applicable, was $140 and $425 for the three and nine months ended September 30, 2022, respectively. Rent expense was $100 and $356 for the three and nine months ended September 30, 2021, respectively.
The remaining lease term for the TBC Lease and the Meeting Street Lease are 9.42 years and 0.42 years, respectively, as of September 30, 2022. The weighted average discount rate for both leases was 8.35% as of September 30, 2022.
Future net minimum lease payments, net of amounts expected to be received related to the tenant improvement allowance, as of September 30, 2022 were as follows:

Maturity of Lease Liabilities	Operating Lease
2022	$210
2023	229
2024	626
2025	645
2026	665
2027 and beyond	3,700
Total future undiscounted lease payments	$6,075
Less: imputed interest	(2,020)
Total reported lease liability	$4,055
The table above reflects payments for an operating lease with a remaining term of one year or more, but does not include obligations for short-term leases. In addition, the net cash outflows related to the 2022 and 2023 fiscal years presented above includes the expected timing of the remaining balance of the total tenant improvement allowance of $2,450 being funded by the TBC Landlord, which the Company reasonably expects to receive within the next twelve months. During the year ended December 31, 2021, the Company received $2,031 related to payments as part of the total TBC Landlord funded tenant improvement allowance.
Components of lease assets and liabilities as of September 30, 2022 were as follows:

September 30, 2022
Assets
Right-of-use lease assets	$1,794
Total lease assets	$1,794

Liabilities
Operating lease liabilities, current portion	$254
Operating lease liabilities, net of current portion	3,801
Total lease liabilities	$4,055

Note 7: Goodwill and Intangible Assets, net
Goodwill
The Company’s goodwill balance as of September 30, 2022 was $4,123. The entire goodwill balance relates to the EPI Health Acquisition during the nine months ended September 30, 2022. None of the goodwill is expected to be deductible for income tax purposes.
Intangible Assets
The following table presents both definite and indefinite lived intangible assets as of September 30, 2022, comprised primarily of acquired product rights related to the EPI Health Acquisition:

	Initial Carrying Value	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Rhofade	$15,500	$575	$14,925	14.5
Wynzora	2,000	74	1,926	14.5
Minolira	8,500	315	8,185	14.5
Cloderm	1,000	37	963	14.5
Sitavig	2,000	111	1,889	9.5
Website domain	75	—	75	—
Total intangible assets	$29,075	$1,112	$27,963
The Company amortizes the product rights related to its commercial product portfolio over their estimated useful lives. As part of the EPI Health Acquisition, product rights were recorded at fair value as part of the Company’s ASC 805 business combination accounting. See Note 2—“Acquisition of EPI Health” for additional detail.
The following table represents annual amortization of definite lived intangible assets for the next five fiscal years, and thereafter:

2022	$505
2023	2,000
2024	2,005
2025	2,000
2026	2,000
Thereafter	19,378
Total amortization	$27,888

Note 8: Accrued Expenses
The following table represents the components of accrued expenses as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accrued rebates, discounts and chargebacks	$13,066	$—
Accrued returns	4,320	—
Accrued compensation	3,013	1,543
Accrued outside research and development services	175	194
Accrued legal and professional fees	451	—
Accrued royalties	714	—
Accrued construction in process	276	1,020
Accrued SB206 pre-commercial and marketing	107	—
Accrued Wynzora payments due to collaborator	267	—
Accrued MC2 collaboration deposit	2,799	—
Accrued other expenses	2,438	2,231
Total accrued expenses	$27,626	$4,988
Note 9: Notes Payable
Seller Note with Evening Post Group
On March 11, 2022, at the closing of the EPI Health Acquisition, the Company entered into a secured promissory note and security agreement with EPG. The Company entered into the Seller Note with EPG to finance a portion of the Closing Purchase Price related to the EPI Health Acquisition.
The Seller Note had a principal amount of $16,500 with interest-only payments due over the course of the 24-month term of the Seller Note. The Seller Note bore interest at the rate of 5.0% per annum for the first 90 days after the closing date, 15.0% per annum for the following 12 months, and 18.0% per annum for the remainder of the term. The non-amortizing principal of the Seller Note was to be paid in full at maturity and was secured by the membership interests of EPI Health held by the Company. EPI Health was a guarantor of the Seller Note. There was no penalty for repaying the Seller Note prior to the end of the term. Based on the escalating interest rate over the term of the Seller Note, the Company recorded interest expense using the effective interest method.
During the three and nine months ended September 30, 2022, the Company recorded interest expense of $635 and $1,375, respectively, related to the Seller Note, of which $635 related to accretion of the debt discount which was recorded as part of the measurement period adjustment in the current period to the Seller Note’s fair value estimate.
On July 13, 2022, the Company reached agreement with EPG regarding payment and termination of the Seller Note. Upon the Company’s payment to EPG of $10,000, or an approximate 39% discount on the original principal amount of the Seller Note, the Seller Note and all related security agreements were terminated.
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
Upon repayment and termination of the Seller Note, the Company recognized a $4,340 gain on debt extinguishment within the condensed consolidated statements of operations and comprehensive loss. This gain represents (i) the $3,939 difference between the Seller Note’s $10,000 termination and settlement value and its $13,939 carrying value at the date of termination; and (ii) a $401 write-off of accrued interest outstanding upon termination of the Seller Note.
See Note 2—“Acquisition of EPI Health” for additional detail regarding the Seller Note as it relates to the EPI Health purchase consideration and its estimated fair value and measurement period adjustments.

Note 10: Commitments and Contingencies
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for any such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See the section entitled Legal Proceedings below for further discussion of pending legal claims.
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
In connection with entering into the Equity Distribution Agreement with Oppenheimer discussed in Note 11—“Stockholders’ Equity,” the Company terminated its common stock purchase agreement with Aspire Capital on March 10, 2022. Other than such termination and the repayment and termination of the Seller Note discussed in Note 9—“Notes Payable,” there have been no material contract terminations as of September 30, 2022.
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
Under the terms of the Rhofade Acquisition Agreement, EPI Health assumed certain liabilities of the prior licensees of the product Rhofade. In particular, EPI Health is required to pay certain earnout payments pursuant to historic acquisition agreements for Rhofade upon the achievement of net sales thresholds higher than those set forth above. However, the Company has not recognized a liability for such Rhofade milestones based on current and historical sales figures and management’s estimates of future sales.
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
Also, see Note 15—“Research and Development Agreements” for certain obligations regarding the Company’s research and development license agreements, including the Reedy Creek Purchase Agreement and the Ligand Funding Agreement (each as defined below).
For the three and nine months ended September 30, 2022, the Company recorded $1,060 and $2,696, respectively, of expense related to royalties on net sales and accruals of certain cumulative sales-based milestones related to its commercial product portfolio, described above, including Wynzora residual net sales royalty payments due to the collaboration partner. As of September 30, 2022 the Company had (i) accrued royalties of $714 and accrued Wynzora royalty payments of $267, and (ii) accrued milestones of $366 presented within accrued expenses and other long-term liabilities, respectively, in its condensed consolidated balance sheets.
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
Note 11: Stockholders’ Equity
Capital Structure
In conjunction with the completion of the Company’s initial public offering in September 2016, the Company amended its restated certificate of incorporation and amended and restated its bylaws. The amendment to the Company’s certificate of incorporation provided for 210,000,000 authorized shares of capital stock, of which 200,000,000 shares are designated as $0.0001 par value common stock and 10,000,000 shares are designated as $0.0001 par value preferred stock.
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

Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of September 30, 2022 and December 31, 2021. There were 24,462,228 and 18,815,892 shares of voting common stock outstanding as of September 30, 2022 and December 31, 2021, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	September 30, 2022	December 31, 2021
Outstanding warrants to purchase common stock	5,535,637	1,274,176
Outstanding stock options (Note 16)	1,046,003	518,553
Outstanding stock appreciation rights (Note 16)	60,000	60,000
Nonvested restricted stock units (Note 16)	464,206	—
For possible future issuance under the 2016 Stock Plan (Note 16)	221,568	1,213,224
	7,327,414	3,065,953
Preferred Stock
The Company’s restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of September 30, 2022 and December 31, 2021.
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
During the nine months ended September 30, 2022, the Company sold 385,025 shares of its common stock at an average price of approximately $3.58 per share for total net proceeds of $1,334 under the Equity Distribution Agreement.
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
The following table presents the Company’s outstanding warrants to purchase common stock and pre-funded warrants for the periods indicated.

	September 30, 2022	December 31, 2021	Exercise Price Per Share

Warrants to purchase common stock issued in the January 2018 Offering	—	999,850	$46.60
Warrants to purchase common stock issued in the June 2022 Registered Direct Offering	5,261,311	—	2.851
Warrants to purchase common stock issued in the March 2020 Public Offering	252,417	252,417	3.00
Underwriter warrants to purchase common stock associated with the March 2020 Public Offering	11,304	11,304	3.75
Placement agent warrants to purchase common stock issued in the March 2020 Registered Direct Offering	10,605	10,605	5.375
	5,535,637	1,274,176
The weighted average exercise price per share for warrants outstanding as of September 30, 2022 and December 31, 2021 was $2.86 and $37.24, respectively.
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
As of September 30, 2022, no June 2022 Pre-funded Warrants and 5,261,311 June 2022 Common Warrants are outstanding.
The Company entered into a placement agent agreement (the “Placement Agent Agreement”) dated as of June 9, 2022, engaging Oppenheimer to act as the sole placement agent in connection with the June 2022 Registered Direct Offering. Pursuant to the Placement Agent Agreement, the Company agreed to pay Oppenheimer a placement agent fee in cash equal to 5.0% of the gross proceeds from the sale of the June 2022 Shares, the June 2022 Pre-funded Warrants and the June 2022 Common Warrants, and to reimburse certain expenses of Oppenheimer in connection with the June 2022 Registered Direct Offering. Each June 2022 Pre-funded Warrant had an exercise price of $0.01 per share. The June 2022 Pre-funded Warrants were exercisable immediately upon issuance until all of the June 2022 Pre-funded Warrants were exercised in full. Each June 2022 Common Warrant is immediately exercisable and has an exercise price of $2.851 per share and will expire five years from the date of issuance.
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
The CMPO Common Warrants have an exercise price of $3.00 per share and expire five years from the date of issuance. During the three and nine months ended September 30, 2022, there were no exercises of CMPO Common Warrants. During the nine months ended September 30, 2021, warrant holders exercised 10,000 of the CMPO Common Warrants for total proceeds of approximately $30. There were 252,417 of the CMPO Common Warrants outstanding as of September 30, 2022.
The CMPO UW Warrants have an exercise price of $3.75 per share and expire five years from the date of issuance. During the three and nine months ended September 30, 2022, there were no exercises of CMPO UW Warrants. During the nine months ended September 30, 2021, warrant holders exercised 48,192 of the CMPO UW Warrants for total proceeds of approximately $181. There were 11,304 of the CMPO UW Warrants outstanding as of September 30, 2022.
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
The RDO PA Warrants have an exercise price of $5.375 per share and expire five years from the date of issuance. During the three and nine months ended September 30, 2022, there were no exercises of RDO PA Warrants. During the nine months ended September 30, 2021, warrant holders exercised 45,209 of the RDO PA Warrants for total proceeds of approximately $243. There were 10,605 of the RDO PA Warrants outstanding as of September 30, 2022.
January 2018 Offering
There were no exercises of warrants issued in the Company’s public offering that closed on January 9, 2018 (the “January 2018 Offering”) during the three and nine months ended September 30, 2022. During the nine months ended September 30, 2021, warrant holders exercised 150 of the warrants issued in the January 2018 Offering. On January 9, 2022, the remaining 999,850 outstanding warrants related to the January 2018 Offering expired without being exercised.
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
During the nine months ended September 30, 2022, there were no sales of common stock under the July 2020 CSPA. During the nine months ended September 30, 2021, the Company sold 493,163 shares of its common stock at an average price of $1.28 for total proceeds of $6,334.
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
The term of the Sato Agreement (and the period during which Sato must pay royalties under the amended license agreement) expires on the twentieth anniversary of the first commercial sale of a licensed product in the licensed field in the licensed territory (adjusted from the tenth anniversary of the first commercial sale in the Sato Agreement). The term of the Sato Agreement may be renewed with respect to a licensed product by mutual written agreement of the parties for additional two-year periods following expiration of the initial term. All other material terms of the Sato Agreement remain unchanged by the Sato Amendment (as defined below).

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
Nuvail Agreements
On November 7, 2021, a predecessor of EPI Health entered into an exclusive license agreement with Chesson Laboratory Associates, Inc. (“Chesson”), as subsequently amended, for the sale of Nuvail, and pursuant to such agreement, EPI Health serves as an exclusive distributor of this product in the United States. Pursuant to the Nuvail license agreement, EPI Health is required to pay a tiered royalty up to a low double digit percentage of net sales of Nuvail, subject to a minimum annual royalty payment. The initial term of the license agreement expired in 2021 and was automatically extended for an additional five year renewal period. The license agreement may be terminated by either party for material breach. Chesson may terminate the license agreement early for convenience upon 12 months’ notice but is required to pay a termination fee based on a multiple of trailing twelve months gross sales. EPI Health is not currently actively promoting this product as part of its commercial portfolio.
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
Sublicense of UNC and other third party intellectual property to KNOW Bio. The Company and KNOW Bio also entered into sublicense agreements dated December 29, 2015 (the “KNOW Bio Sublicense Agreements” and together with the KNOW Bio License Agreement, the “Original KNOW Bio Agreements”). Pursuant to the terms of the KNOW Bio Sublicense Agreements, the Company granted to KNOW Bio exclusive sublicenses, with the ability to further sublicense, under certain of the United States and foreign patents and patent applications exclusively licensed to the Company from UNC under the UNC License Agreement, and another third party directed towards nitric oxide-releasing compositions, to develop and commercialize products utilizing the licensed technology. Under the exclusive sublicense to the UNC patents and applications (the “UNC Sublicense Agreement”), KNOW Bio is subject to the terms and conditions under the UNC License Agreement, including milestone and diligence payment obligations. However, pursuant to the terms of the UNC License Agreement, the Company is directly obligated to pay UNC any future milestones or royalties, including those resulting from actions conducted by the Company’s sublicensees, including KNOW Bio. Therefore, in the event of KNOW Bio non-performance with respect to its obligations under the UNC Sublicense Agreement, the Company would be obligated to make such payments to UNC. KNOW Bio would then become obligated to repay the Company pursuant to the UNC Sublicense Agreement, otherwise KNOW Bio would be in breach of its agreements with the Company and intellectual property rights would revert back to the Company. There were no milestone or royalty payments required during the three and nine months ended September 30, 2022 and 2021.
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
Note 13: Net Product Revenues
The Company has the following commercial products that generate net product revenues:
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
The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three and nine months ended September 30, 2022, specifically from March 11, 2022 through September 30, 2022. Net product revenues are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Total Net Product Revenues	Percentage of Net Product Revenues	Total Net Product Revenues	Percentage of Net Product Revenues
Rhofade	$3,475	75.5%	$8,566	77.0%
Wynzora	411	8.9%	1,061	9.5%
Minolira	374	8.1%	764	6.9%
Cloderm	148	3.2%	387	3.5%
Other	197	4.3%	353	3.2%
Net product revenues	$4,605	100.0%	$11,131	100.0%
For the period March 11, 2022 through September 30, 2022, the Company recorded adjustments for certain commercial products for accruals that were assumed as of the EPI Health Acquisition date within the Other category in the table above.
As of September 30, 2022, three of the Company’s wholesaler customers accounted for more than 10% of its total accounts receivable balance at 24%, 12% and 15%, respectively.
For the three and nine months ended September 30, 2022, one of the Company’s wholesaler customers accounted for more than 10% of its total gross product revenues, at 11% and 12%, respectively.
Note 14: License and Collaboration Revenues
The Company has the following commercial product that generates license and collaboration revenues:
Cloderm AG (clocortoline pivalate cream 0.1%), or Cloderm AG, is indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses.
The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations for the three and nine months ended September 30, 2022, specifically from March 11, 2022 through September 30, 2022. License and collaboration revenues are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Total License and Collaboration Revenues	Percentage of License and Collaboration Revenues	Total License and Collaboration Revenues	Percentage of License and Collaboration Revenues
Sato Agreement - SB206 and SB204	$646	131.3%	$1,939	96.5%
Prasco Agreement - Cloderm AG	(154)	(31.3)%	71	3.5%
License and collaboration revenues	$492	100.0%	$2,010	100.0%
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
The Company concluded that the following elements of consideration would be included in the transaction price as they were (i) received prior to September 30, 2022, or (ii) payable upon specified fixed dates and were not contingent upon clinical or regulatory success in Japan:
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
The following tables present the Company’s contract assets, contract liabilities and deferred revenue balances for the dates indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2021	$—	$13,251	$13,251

September 30, 2022	$—	$11,312	$11,312

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2021	$2,586	$10,665	$13,251

September 30, 2022	$2,586	$8,726	$11,312
The Company has recorded the Sato Agreement (both the initial agreement and as amended by the Sato Amendment) transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue (comprised of (i) a contract liability, net of (ii) a contract asset).
The change in the net deferred revenue balance during the three and nine months ended September 30, 2022 was associated with the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue).
During the three and nine months ended September 30, 2022, the Company recognized $646 and $1,939, respectively, in license and collaboration revenue under the Sato Agreement. During the three and nine months ended September 30, 2021, the Company recognized $680 and $2,174, respectively, in license and collaboration revenue under the Sato Agreement. The Company has concluded that the above consideration is probable of not resulting in a significant revenue reversal and therefore included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Sato Agreement is probable of not resulting in a significant revenue reversal as of September 30, 2022 and therefore, is currently fully constrained and excluded from the transaction price.
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
Performance Obligations under the Sato Agreement
The net amount of existing performance obligations associated with the Sato Agreement unsatisfied as of September 30, 2022 was $11,312. The Company expects to recognize approximately 23% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property.
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

During each of the three and nine months ended September 30, 2022, the Company recognized contra-expenses of $2,918 and $6,081 under this agreement. The accrued deposit liability related to the receipt of advance payments from MC2 for future incremental costs was $2,799 as of September 30, 2022, which is presented within accrued expenses in the accompanying condensed consolidated balance sheets.
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
For the three and nine months ended September 30, 2022, the Company recorded contra-research and development expense related to the SB206 developmental program of $223 and $851, respectively, related to amortization of the Ligand Funding Agreement amount. For the three months ended September 30, 2021, the Company recorded contra-research and development expense related to the SB206 developmental program of $117 related to amortization of the Ligand Funding Agreement amount. For the nine months ended September 30, 2021, the Company recorded research and development expense of $93 related to accretion of the Ligand Funding Agreement amount.
Note 16: Stock-Based Compensation
2016 Incentive Award Plan
During the three and nine months ended September 30, 2022 and 2021, the Company continued to administer and grant awards under the 2016 Incentive Award Plan, as amended (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s stock options granted under the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016, remain outstanding and exercisable.
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
For the three and nine months ended September 30, 2022, 50,500 and 476,606 RSUs were granted to directors and employees, respectively. There were no RSU grants for the three and nine months ended September 30, 2021.
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
Tangible Stockholder Return Plan
On August 2, 2018, the Company’s board of directors approved and established the Tangible Stockholder Return Plan, which was a performance-based long-term incentive plan (the “Performance Plan”). The Performance Plan was effective immediately upon approval and expired on March 1, 2022. The Performance Plan covered all employees, including the Company’s executive officers, consultants and other persons deemed eligible by the Company’s compensation committee. The core underlying metric of the Performance Plan was the potential achievement of two share price goals for the Company’s common stock, which, if achieved, could have represented measurable increases in stockholder value.
The Performance Plan expired on March 1, 2022. As the Company’s stock price did not reach the minimum share price targets necessary to trigger a payment, no payments were made under the Performance Plan to any participants during the period the Performance Plan was effective.
Stock Compensation Expense
During the three and nine months ended September 30, 2022 and 2021, the Company recorded stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock options	$283	$298	$1,029	$491
Restricted stock units	226	—	314	—
Stock appreciation rights	—	29	—	87
Tangible Stockholder Return Plan	—	(150)	—	(662)
Total	$509	$177	$1,343	$(84)
Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$127	$(13)	$320	$(325)
Selling, general and administrative	382	190	1,023	241
Total	$509	$177	$1,343	$(84)
2016 Plan Award Activity
Stock option activity for the nine months ended September 30, 2022 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2021	518,553	$15.48
Options granted	543,300	3.25
Options forfeited	(15,850)	6.50
Options outstanding as of September 30, 2022	1,046,003	$9.26	8.74	$—
RSU activity for the nine months ended September 30, 2022 is as follows:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value
Nonvested RSUs outstanding as of December 31, 2021	—	$—
RSUs granted	476,606	2.88
RSUs forfeited	(12,400)	2.98
RSUs vested	—	—
Nonvested RSUs outstanding as of September 30, 2022	464,206	$2.88
As of September 30, 2022, there were a total of 1,046,003 stock options, 464,206 RSUs and 60,000 SARs outstanding; and there were 221,568 shares available for future issuance under the 2016 Plan.
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
The carrying values of accounts receivable, prepaid expenses and other current assets, accounts payable, and certain accrued expenses as of September 30, 2022 and December 31, 2021 approximate their fair values due to the short-term nature of these items.

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
The following table summarizes the change in fair value, as determined by Level 3 inputs for the contingent consideration liabilities for the three and nine months ended September 30, 2022:

Balance at March 31, 2022	$3,773
Change in fair value	(454)
Balance at June 30, 2022	$3,319
Change in fair value	186
Measurement period adjustment (see Note 2)	(125)
Balance at September 30, 2022	$3,380

Contingent consideration liability, current portion	$438
Contingent consideration liability, net of current portion	2,942
Balance at September 30, 2022	$3,380

The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the contingent consideration liabilities, in addition to EPI Health’s forecasted net sales from the EPI Health legacy products:

	Transition Services Agreement	Sitavig Milestones (Regulatory)
Valuation methodology	Probability-Weighted	Probability-Weighted
Term	0.25	1.34
Payment term	0.5	1.59
Adjusted discount rate	22.30%	20.66%

	First Sales Based Legacy Milestone	Wynzora Milestone	Second Sales Based Legacy Milestone	Sitavig Milestones (Commercial)
Valuation methodology	Monte Carlo	Monte Carlo	Monte Carlo	Monte Carlo
Risk-adjusted discount rates (minimum)	7.78%	7.78%	7.78%	8.79%
Risk-adjusted discount rates (maximum)	9.23%	8.61%	9.23%	9.20%
Net sales volatility (per annum)	14.0%	13.0%	14.0%	14.0%
Credit spread (continuous)	18.32%	14.67%	18.32%	17.65%
For the three and nine months ended September 30, 2022, there was a $186 increase and a $268 decrease, respectively, in fair value related to contingent consideration related to the EPI Health Acquisition recorded in the accompanying condensed consolidated statements of operations and comprehensive loss related primarily to changes in market assumptions and discount rates since the transaction date.
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
The following table presents information about the classification and potential earnout periods for the Company’s contingent consideration liabilities as of September 30, 2022:

	Classification	Earnout Period
Transition Services Agreement	Current portion	11-Mar-2022 to 10-Mar-2023
First Sales Based Legacy Milestone	Current portion	1-Apr-2022 to 31-Mar-2023
Wynzora Milestone	Current portion	1-Apr-2022 to 31-Mar-2023
Second Sales Based Legacy Milestone	Non-current portion	1-Apr-2023 to 31-Mar-2026
Sitavig Milestones	Non-current portion	1-Feb-2024 to 30-Apr-2034
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
Segment revenue, net and comprehensive loss and total assets were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Revenue
Commercial operations	$4,450	$11,202
Research and Development operations	665	1,999
Total revenue	$5,115	$13,201

Net loss
Commercial operations	$(2,269)	$(3,461)
Research and Development operations	(3,761)	(24,827)
Net loss and comprehensive loss	$(6,030)	$(28,288)

As of
September 30, 2022
Assets
Commercial operations	$57,836
Research and Development operations	25,434
Total assets	$83,270
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
Although all of the Company’s operations are based in, and all net product revenue is generated from, sales in the United States, the revenue generated from its licensing partner in Japan was $646 and $1,939, or 13% and 15% of total revenue, during the three and nine months ended September 30, 2022, respectively, which was attributed to the Research and Development Operations segment. During the three and nine months ended September 30, 2021, the Company generated revenue from its licensing partner in Japan of $680 and $2,174, or 92% and 94% of total revenue, respectively. Prior to the quarter ended March 31, 2022, the Company operated in only one segment, which was the Research and Development Operations segment.
Note 19: Subsequent Events
Memorandum of Understanding
On November 11, 2022 the Company entered into a nonbinding memorandum of understanding with Sato for a proposed exclusive license to its patents covering Rhofade, which would grant Sato the right to develop, manufacture and market Rhofade for rosacea in Japan. In addition, Sato would have a right of first negotiation related to Rhofade in certain other countries in the Asia Pacific region.

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
In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, concerning our business, operations and financial performance and condition, as well as our plans, objectives and expectations for our business, operations and financial performance and condition. Any statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “assume,” “contemplate,” “continue,” “due,” “goal,” “objective,” “plan,” “seek,” “target,” “expect,” “believe,” “anticipate,” “intend,” “positioned,” “may,” “will,” “would,” “could,” “should,” “potential,” “predict,” “project,” “estimate,” or “continue,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. The forward-looking statements and opinions contained in this Quarterly Report on Form 10-Q are based upon information available to us as of the date hereof and, while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. Except as may be required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
•We will need significant additional funding to continue our commercial operating activities and for the advancement of our product development programs, including potential commercialization efforts for SB206, beyond what is currently included in our operating forecast and related cash projection. As of September 30, 2022, we had an accumulated deficit of $307.3 million. If we are unable to raise capital when needed, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our current and future commercialization efforts.
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
•The price of our common stock has been and may continue to be volatile and fluctuate significantly, which could result in substantial losses for our existing stockholders.
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
•We currently rely on third-party suppliers to provide the raw materials, finished goods and equipment that are used by us and our third-party manufacturers in the manufacture of our product candidates and commercial products. There are a limited number of suppliers for raw materials, including nitric oxide, and the equipment used to manufacture our product candidates. Any delay or disruption, especially in light of current global supply chain constraints, or price increases related to such manufacturing could adversely impact the timing or cost of our manufacturing activities or other associated development and commercialization activities.
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
•Many factors could cause production or distribution interruptions with the manufacture and distribution of any of our products and product candidates, including human error, natural disasters, pandemics, labor disputes, acts of terrorism or war, equipment malfunctions, or raw material shortages. If our commercial distribution partners are not able to satisfy our requirements within the expected timeframe, or are unable to provide us with accurate or timely information and data, including inventories and sales, serious adverse events, and/or product complaints, our business may be at risk. In addition, if specialty pharmacy services, including our third-party call center services, which provide patient support and financial services, prescription intake and distribution, reimbursement adjudication, and ongoing compliance support, are not effectively managed, the continuance of our sales of our commercial products or our product candidates, if approved, may be delayed or compromised. Finally, our third-party manufacturers may not be able to manufacture the materials required for our products or product candidates at a cost or in quantities necessary to make them commercially viable.
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
•The risk that we may not be able to complete the negotiation of a potential exclusive license agreement with Sato Pharmaceutical Co., Ltd, or Sato, discussed herein on terms that are favorable to us or at all, and that, even if an agreement is finalized, we will continue to need significant additional funding to continue our development and operating activities.
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

Business Updates
We continue to prepare for a regulatory submission and potential approval of SB206 as a treatment for molluscum. The timing of the targeted NDA submission is dependent upon preparatory activities and data accumulation related to the NDA submission including conducting customary drug substance and drug product stability protocols, regulatory and quality documentation compilation related to our chemistry, manufacturing, and controls, or CMC, data, and our drug manufacturing and related processes.
We are continuing to progress the prelaunch strategy and commercial preparations for SB206, if approved. We believe the addition of the EPI Health commercial infrastructure across the sales, marketing, and communications functions, in addition to the fully dedicated market access and pharmacy relations teams, will benefit the commercial launch of SB206, if approved.
Working Capital and Additional Capital Needs
We will continue to need additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates that are under development, and our funding needs will largely be determined by our commercialization strategy for SB206 (berdazimer gel, 10.3%), subject to the NDA submission timing and the regulatory approval process and outcome. We are pursuing a broad range of financing options that could be used to extend our cash runway beyond the targeted submission of an NDA for our lead product candidate, SB206, including, among other things, to further prepare for commercialization of SB206 following approval.
Further advancement of our molluscum program, including through the potential NDA submission of SB206, or advancement of any other early-stage or late-stage clinical program across our platform, is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) debt or equity financings, such as through sales of common stock, or (ii) non-dilutive sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. Any issuance of equity, or debt convertible into equity, would result in further significant dilution to our existing stockholders.
In addition to the regulatory progression of SB206, including implementing prelaunch strategy and commercial preparation, subject to obtaining additional financing or strategic partnering, we may progress (a) SB204, a topical monotherapy for the treatment of acne, by commencing a pivotal Phase 3 study, or (b) SB019, as a potential intranasal treatment option for respiratory infections.
As of September 30, 2022, we had total cash and cash equivalents of $14.9 million and a working capital deficit of $1.0 million. As of September 30, 2022, we had $48.6 million in remaining availability for sales of our common stock under the Equity Distribution Agreement dated March 11, 2022, or the Equity Distribution Agreement, with Oppenheimer & Co., Inc., or Oppenheimer. Pursuant to the Equity Distribution Agreement, we may from time to time issue and sell our common stock to or through Oppenheimer, acting as our sales agent, in at-the-market transactions. As described below, related to the June 2022 Registered Direct Offering, we agreed not to issue any additional securities in any variable rate transaction, including under the Equity Distribution Agreement, for a period of 6 months following June 13, 2022, unless certain thresholds are met following September 11, 2022. See “Note 11—Stockholders’ Equity” to the accompanying condensed consolidated financial statements for more information on the Equity Distribution Agreement.
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

Commercial Portfolio
On March 11, 2022, we completed the acquisition of EPI Health, a commercial-stage pharmaceutical company founded in 2017 that focuses on the commercialization of medical dermatology pharmaceutical products for the treatment of skin conditions. EPI Health’s current portfolio includes six branded prescription drugs. EPI Health actively promotes three medical dermatological products in the United States and derives revenue from the sale of these branded products through pharmaceutical wholesalers as well as direct to pharmacies. These prescription dermatology therapies are targeted to patients with plaque psoriasis, rosacea, acne, and dermatoses. The branded and promoted product portfolio currently includes Wynzora, Rhofade, and Minolira.
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
Our primary programmatic focus is on our molluscum product candidate, SB206, and we intend to continue to focus our near term development efforts on this program. We are targeting a potential NDA submission of SB206 for molluscum around the end of 2022.
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
Following positive results of our phase 3 B-SIMPLE4 trial for SB206, in April 2022, we held a pre-NDA meeting with the FDA, and subsequently received written minutes related to this interaction. Based on the information provided and our consideration thereof, we are currently targeting a potential NDA submission of SB206 for molluscum around the end of 2022 and are preparing for regulatory filing and potential approval of SB206 as a treatment for molluscum.
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
Supply Chain
We continue to assess the impact of COVID-19 and related constraints on the global workforce on our supply chain and related vendors and global supply chain constraints across various industries, including interruption of, or delays in receiving, supplies of raw materials, API, drug product or finished goods from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems and potential price increases. We are also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on our new facility. We have completed the commissioning of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product. We are in the process of, and proceeding with the related preparatory activities associated with qualifying and validating the manufacturing equipment for use in API production.
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
Manufacturing and Supply of Commercial Products
We currently rely upon contract manufacturers to produce our commercial product portfolio and expect to continue to rely upon these contract manufacturers for any current and future EPI Health legacy product production. As with any supply agreement with contract manufacturers, obtaining finished goods of appropriate quality cannot be guaranteed. Our third-party manufacturers have other customers and may have other priorities that could affect their ability to perform their supply obligations to us satisfactorily and on a timely basis. Both of these occurrences would be beyond our control. We expect to similarly rely on contract manufacturing relationships for any products that we may acquire in the future.
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
As we move forward with these initiatives, we will need significant additional funding to continue our operating activities, including these technical transfer projects, potential utilization and development of internal capabilities and cost structure changes, and to make further advancements in our product development programs, as described in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Corporate Updates
Working Capital Adjustment Payment
On July 7, 2022, we and Evening Post Group, LLC, or EPG, agreed to the final net working capital adjustment amount as part of the post-closing adjustment to the estimated purchase price for the EPI Health Acquisition. The total adjustment amount was positive and in the amount of $3.1 million, which was paid to EPG on July 7, 2022.

JAMA Dermatology Publication
On July 13, 2022, we announced the publication of the positive efficacy and favorable safety data from our completed B-SIMPLE 4 pivotal Phase 3 clinical study evaluating berdazimer gel, 10.3% for the treatment of molluscum in the peer-reviewed journal, JAMA Dermatology.
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
42nd Fall Clinical Dermatology Conference
On October 14, 2022, we announced that eight abstracts were accepted and posters would be presented at the 42nd Annual Fall Clinical Dermatology Conference held October 20-23, 2022, in Las Vegas, NV. These posters included information on our B-SIMPLE4 study and various posters regarding Wynzora.
Memorandum of Understanding
On November 11, 2022, we entered into a nonbinding memorandum of understanding with Sato for a proposed exclusive license to our patents covering Rhofade, which would grant Sato the right to develop, manufacture and market Rhofade for rosacea in Japan. In addition, Sato would have a right of first negotiation related to Rhofade in certain other countries in the Asia Pacific region.
Financial Overview
Since our incorporation in 2006 through mid-March 2022, we devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. With the acquisition of a commercial entity, EPI Health in March 2022, we have expanded our legacy business into marketing and sales efforts with a portfolio of therapeutic products for skin diseases.
To date, we have focused our funding activities primarily on equity raises and strategic relationships. However, other historical forms of funding have included payments received from licensing and supply arrangements, as well as government research contracts.
We have incurred net losses in each year since inception. As of September 30, 2022, we had an accumulated deficit of $307.3 million, and there is substantial doubt about our ability to continue as a going concern. We incurred net losses of $28.3 million and $21.5 million for the nine months ended September 30, 2022 and 2021, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities, including incurring significant expenses related to product candidate development, commercial product sales, marketing, manufacturing and distribution.
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
We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on (i) technical transfer and supportive manufacturing activities by our drug product CMO, (ii) preparatory activities and data accumulation related to the NDA submission including conducting customary drug substance and drug product stability protocols, and (iii) regulatory and quality documentation compilation related to our CMC data, and our drug manufacturing and related processes.
We also expect to incur substantial costs in the last quarter of 2022 associated with our research and development personnel, and certain manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing operations at our corporate headquarters, including capital costs subject to depreciation and various ongoing operating costs. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential SB206 commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
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
We expect to continue to incur substantial selling, general and administrative expenses in the last quarter of 2022 in support of our commercial product portfolio acquired with the EPI Health Acquisition and the prelaunch strategy and commercial preparation activities for SB206. We may decide to revise our plans or the related timing associated with our commercial product portfolio, and prelaunch strategy and commercial preparation activities for SB206, depending on information we learn through our regulatory submission process and potential SB206 commercialization strategies.
We also expect to continue to incur substantial selling, general and administrative expenses in the last quarter of 2022 in support of our operating activities and as necessary to operate in a public company environment. Significant general and administrative expenses associated with operations in a public company environment include legal, accounting, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, directors’ and officers’ liability insurance premiums and investor relations activities.
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
Other Income (Expense), net
Other income (expense), net consists primarily of (i) foreign currency adjustments related to the contract asset and contract receivables related to the Sato Agreement, (ii) interest expense on outstanding notes payable, (iii) interest income earned on cash and cash equivalents, (iv) gain on extinguishment of debt related to the forgiveness of our PPP loan and extinguishment of our note payable related to the EPI Health Acquisition, and (v) other miscellaneous income and expenses.
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
•Other select operating expenses including research and development expenses, amortization, and asset sales and impairments, net, as not all such information has been accounted for at the segment level, or such information has not been used by all segments.
See “Note 18—Segment Information” in the accompanying condensed consolidated financial statements included in this Quarterly Report for more information about our reportable segments.

Results of Operations
Comparison of Three Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the periods indicated, including information related to our Commercial Operations and Research and Development Operations segments:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net product revenues	$4,605	$—	$4,605	*
License and collaboration revenues	492	680	(188)	(28)%
Government research contracts and grants revenue	18	57	(39)	(68)%
Total revenue	5,115	737	4,378	594%
Operating expenses:
Product cost of goods sold	1,440	—	1,440	*
Research and development	4,288	4,251	37	1%
Selling, general and administrative	8,562	2,969	5,593	188%
Amortization of intangible assets	443	—	443	*
Change in fair value of contingent consideration	186	—	186	*
Total operating expenses	14,919	7,220	7,699	107%
Operating loss	(9,804)	(6,483)	(3,321)	51%
Other income (expense), net:
Interest income	38	4	34	850%
Interest expense	(635)	—	(635)	*
Gain on debt extinguishment	4,340	—	4,340	*
Other income (expense)	31	(5)	36	(720)%
Total other income ( expense), net	3,774	(1)	3,775	*
Net loss	$(6,030)	$(6,484)	$454	(7)%
* Not meaningful
Net product revenues
The EPI Health Acquisition has provided the Company with a commercial infrastructure to sell a marketed product portfolio of therapeutic products for skin diseases. Net product revenues for the three months ended September 30, 2022 were $4.6 million, which were all generated by our Commercial Operations segment.
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
License and collaboration revenues
License and collaboration revenues were $0.5 million and $0.7 million for the three months ended September 30, 2022 and 2021, respectively. License and collaboration revenue is comprised of amounts related to (i) the Sato Agreement, related to the Japanese territory out-license of SB206 and SB204, recorded in the Research and Development Operations segment, and (ii) a distribution and supply agreement with Prasco, LLC related to the out-license of Cloderm AG (the “Prasco Agreement”), all recorded in the Commercial Operations segment.
For the three months ended September 30, 2022 and 2021, we recognized $0.6 million and $0.7 million, respectively under the Sato Agreement for our performance during the periods and the related amortization of the non-refundable upfront and expected milestone payments under the Sato Agreement.
For additional information regarding our accounting for license and collaboration revenues, see “Note 1—Organization and Significant Accounting Policies” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.

Product cost of goods sold
Product cost of goods sold of $1.4 million for the three months ended September 30, 2022 is recorded by our Commercial Operations segment and includes all costs directly incurred to produce net product revenues from our marketed portfolio of medical dermatology products. Product cost of goods sold primarily consist of (i) costs to procure, ship, handle and warehouse our marketed drug products, and (ii) royalty expenses incurred in connection with the various license, collaboration and asset purchase agreements underlying our marketed portfolio of medical dermatology products.
For additional information regarding our accounting for cost of goods sold, see “Note 1—Organization and Significant Accounting Policies,” “Note 13—Net Product Revenues,” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Research and development expenses
Our Research and Development Operations segment incurred the substantial majority of our research and development expenses, which were $4.3 million for the three months ended September 30, 2022, which was consistent on a net basis compared to the three months ended September 30, 2021. The nominal net increase of approximately 1%, was primarily related to a $0.3 million net decrease in the SB206 program, offset by a $0.3 million net increase in other research and development expenses.
The $0.3 million net decrease in the SB206 program was primarily driven by (i) a $0.6 million decrease in gross clinical trial costs primarily due to continued B-SIMPLE4 Phase 3 trial execution activities occurring during the prior year comparative period, (ii) a $0.2 million increase in contra-research and development expense from the ratable amortization of the development funding and royalties agreement with Ligand Pharmaceuticals, Inc., or the Ligand Funding Agreement, liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum, partly offset by a (iii) a $0.5 million increase in regulatory consulting services, stability and other analytical testing services, and CMC consulting services and materials in support of our planned SB206 NDA submission.
The $0.3 million increase in other research and development expenses was primarily driven by (i) a $0.5 million net increase in research and development personnel costs and (ii) a $0.3 million net increase in research and development facility operating expenses, partly offset by (iii) a $0.5 million decrease related to SB019 product candidate in vitro and in vivo studies occurring during the prior year comparative period.
The $0.5 million net increase in research and development personnel costs is primarily due to (i) a $0.3 million increase in in recurring salary and benefits costs and (ii) a $0.2 million increase in non-cash compensation expense.
Selling, general and administrative expenses
Selling, general and administrative expenses were $8.6 million for the three months ended September 30, 2022, compared to $3.0 million for the three months ended September 30, 2021.
The table below sets forth our total selling, general and administrative expenses incurred for the three months ended September 30, 2022 and 2021 and the primary drivers of the fluctuations from the prior period:

Selling, general and administrative expenses
Three months ended September 30, 2022	$8,562
Three months ended September 30, 2021	2,969
Change from prior period	$5,593

Prior Period Variance Detail Increase / (Decrease)
EPI Health commercial sales operations	$4,413
SB206 prelaunch and commercial preparation	370
Tax and insurance costs	34
Facility and depreciation costs	122
Professional services and other administrative costs	92
Personnel and related benefits	562
Change from prior period	$5,593
The $4.4 million of selling, general and administrative expenses incurred to support the conduct of EPI Health’s commercial sales operations included (i) $2.0 million of recurring salary, incentive compensation and benefits costs, (ii) $0.7 million of advertising, promotional and other marketing costs, (iii) $1.1 million of administrative costs related to third-party consultants for regulatory services, external third-party data services and other service providers that support the commercial sales and operations teams, and (iv) $0.6 million of travel and expense related costs.
The $0.6 million increase in general and administrative personnel and related costs included (i) a $0.2 million increase in non-cash compensation expense associated with stock based compensation, and (ii) a $0.4 million increase in recurring salary and benefits costs between the two comparative periods, including new corporate positions, such as the Chief Operating Officer and the Chief Commercial Officer.
Amortization of intangible assets
Amortization of intangible assets of $0.4 million for the three months ended September 30, 2022 is associated with the amortization of definite lived intangible assets acquired as part of the EPI Health Acquisition.
For additional information regarding the recognition and amortization of our intangible assets, see “Note 7—Goodwill and Intangible Assets, net” to the accompanying condensed consolidated financial statements.
Change in fair value of contingent consideration
For the three months ended September 30, 2022, the changes in fair value related to contingent consideration related to the EPI Health Acquisition related primarily to changes in market assumptions and discount rates since the transaction date.
Other income (expense), net
Total other income, net was $3.8 million for the three months ended September 30, 2022. Total other income, net in the current period is primarily comprised of a $4.3 million gain on debt extinguishment recognized in connection with the termination of the Seller Note during the third quarter of 2022 and approximately $0.6 million of interest expense.
For additional information regarding the Seller Note and the accounting for its termination, see “Note 9—Notes Payable” to the accompanying condensed consolidated financial statements.

Comparison of Nine Months Ended September 30, 2022 and 2021
The following table sets forth our results of operations for the periods indicated, including information related to our Commercial Operations and Research and Development Operations segments:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Net product revenues	$11,131	$—	$11,131	*
License and collaboration revenues	2,010	2,174	(164)	(8)%
Government research contracts and grants revenue	60	129	(69)	(53)%
Total revenue	13,201	2,303	10,898	473%
Operating expenses:
Product cost of goods sold	4,259	—	4,259	*
Research and development	12,265	15,926	(3,661)	(23)%
Selling, general and administrative	27,151	8,086	19,065	236%
Amortization of intangible assets	1,112	—	1,112	*
Change in fair value of contingent consideration	(268)	—	(268)	*
Impairment loss on long-lived assets	—	114	(114)	(100)%
Total operating expenses	44,519	24,126	20,393	85%
Operating loss	(31,318)	(21,823)	(9,495)	44%
Other income (expense), net:
Interest income	56	10	46	460%
Interest expense	(1,375)	—	(1,375)	*
Gain on debt extinguishment	4,340	956	3,384	354%
Other income (expense)	9	(602)	611	(101)%
Total other income (expense), net	3,030	364	2,666	732%
Net loss	$(28,288)	$(21,459)	$(6,829)	32%
* Not meaningful
Net product revenues
The EPI Health Acquisition has provided the Company with a commercial infrastructure to sell a marketed product portfolio of therapeutic products for skin diseases. The post-acquisition net product revenues of EPI Health, specifically from March 11, 2022 through September 30, 2022, are reflected within our condensed consolidated statement of operations for the nine months ended September 30, 2022. Net product revenues for the nine months ended September 30, 2022 were $11.1 million, which were all generated by our Commercial Operations segment.
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
License and collaboration revenues
License and collaboration revenues were $2.0 million and $2.2 million for the nine months ended September 30, 2022 and 2021, respectively. License and collaboration revenue is comprised of amounts related to (i) the Sato Agreement, related to the Japanese territory out-license of SB206 and SB204, recorded in the Research and Development Operations segment, and (ii) the Prasco Agreement, related to out-license of Cloderm AG, all recorded in the Commercial Operations segment.
For the nine months ended September 30, 2022 and 2021, we recognized $1.9 million and $2.2 million, respectively under the Sato Agreement for our performance during the periods and the related amortization of the non-refundable upfront and expected milestone payments under the Sato Agreement. During the nine months ended September 30, 2022, we recognized revenues of $0.1 million associated with the Prasco Agreement.

For additional information regarding our accounting for license and collaboration revenues, see “Note 1—Organization and Significant Accounting Policies” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Product cost of goods sold
Product cost of goods sold of $4.3 million for the nine months ended September 30, 2022 is recorded by our Commercial Operations segment and includes all costs directly incurred to produce net product revenues from our marketed portfolio of medical dermatology products. Product cost of goods sold primarily consist of (i) costs to procure, ship, handle and warehouse our marketed drug products, and (ii) royalty expenses incurred in connection with the various license, collaboration and asset purchase agreements underlying our marketed portfolio of medical dermatology products.
For additional information regarding our accounting for cost of goods sold, see “Note 1—Organization and Significant Accounting Policies,” “Note 13—Net Product Revenues,” and “Note 14—License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Research and development expenses
Our Research and Development Operations segment incurred the substantial majority of our research and development expenses, which were $12.3 million for the nine months ended September 30, 2022, compared to $15.9 million for the nine months ended September 30, 2021. The net decrease of $3.7 million, or 23%, was primarily related to a $4.8 million net decrease in the SB206 program, partially offset by a $1.1 million increase in other research and development expenses.
In the SB206 program, we experienced (i) a $6.2 million decrease in gross clinical trial costs primarily due to the B-SIMPLE4 Phase 3 trial execution activities that occurred during the prior year comparative period, and (ii) a $1.0 million increase in contra-research and development expense from the ratable amortization (or accretion, as was recognized during the prior year comparative period) of the Ligand Funding Agreement liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum, partly offset by (iii) a $2.4 million increase in regulatory consulting services, stability and other analytical testing services, and CMC consulting services and materials in support of our planned SB206 NDA submission.
The $1.1 million increase in other research and development expenses was primarily driven by (i) a $1.4 million net increase in research and development personnel costs, including costs related to manufacturing and analytical testing activities and (ii) a $0.2 million net increase in research and development facility operating expenses, partly offset by (iii) a $0.5 million net decrease in preclinical development activity costs and research and development facility operating expenses.
The $1.4 million net increase in research and development personnel costs is primarily due to (i) a $0.7 million increase in non-cash compensation expense, including stock based compensation, and (ii) a $0.7 million increase in recurring salary and benefits costs.
Selling, general and administrative expenses
Selling, general and administrative expenses were $27.2 million for the nine months ended September 30, 2022, compared to $8.1 million for the nine months ended September 30, 2021.
The table below sets forth our total selling, general and administrative expenses incurred for the nine months ended September 30, 2022 and 2021 and the primary drivers of the fluctuations from the prior period:

Selling, general and administrative expenses
Nine months ended September 30, 2022	$27,151
Nine months ended September 30, 2021	8,086
Change from prior period	$19,065

Prior Period Variance Detail Increase / (Decrease)
EPI Health Acquisition Transaction-related costs	$4,811
EPI Health commercial sales operations	9,323
SB206 prelaunch and commercial preparation	2,319
Tax and insurance costs	412
Facility and depreciation costs	225
Professional services and other administrative costs	317
Personnel and related benefits	1,658
Change from prior period	$19,065
The $4.8 million of transaction- and integration-related expenditures incurred in connection with the EPI Health Acquisition included transaction-related fees paid to banking advisors, insurance brokers, due diligence costs, and legal, regulatory, intellectual property, information technology, valuation and accounting consultants and specialists, and integration-related expenditures associated with transition services, information technology systems, integration project management and continued valuation and accounting consultants and specialists.
The $9.3 million of selling, general and administrative expenses incurred to support the conduct of EPI Health’s commercial sales operations included (i) $4.8 million of recurring salary, incentive compensation and benefits costs, (ii) $1.3 million of advertising and promotion costs, (iii) $2.1 million of administrative costs related to third-party consultants for regulatory services, external third-party data services and other service providers that support the commercial sales and operations teams, and (iv) $1.1 million of travel and expense related costs.
The $1.7 million increase in general and administrative personnel and related costs includes (i) a $0.8 million increase in non-cash compensation expense associated with stock based compensation, and (ii) a $0.9 million increase in recurring salary and benefits costs between the two comparative periods, including new corporate positions, such as the Chief Operating Officer and the Chief Commercial Officer.
Amortization of intangible assets
Amortization of intangible assets of $1.1 million for the nine months ended September 30, 2022 is associated with the amortization of definite lived intangible assets acquired as part of the EPI Health Acquisition.
For additional information regarding the recognition and amortization of our intangible assets, see “Note 7—Goodwill and Intangible Assets, net” to the accompanying condensed consolidated financial statements.
Change in fair value of contingent consideration
For the nine months ended September 30, 2022, the changes in fair value related to contingent consideration related to the EPI Health Acquisition related primarily to changes in market assumptions and discount rates since the transaction date.
Impairment loss on long-lived assets
During the second quarter of 2021, we assessed the carrying value of a disposal group classified as assets held for sale in our condensed consolidated balance sheets. The disposal group and related assets consisted of certain manufacturing and laboratory equipment associated with our previous large scale drug manufacturing capability that was being sold over time through a consignment seller. Based on our assessment of the disposal group’s recoverability, during the nine months ended September 30, 2021, we recognized a $0.1 million non-cash impairment loss on long-lived assets that represented the full write off of its remaining carrying value.
Other income (expense), net
Total other income, net was $3.0 million for the nine months ended September 30, 2022, compared to $0.4 million other income, net for the nine months ended September 30, 2021. Total other income, net in the current period is primarily comprised of (i) a $4.3 million gain on debt extinguishment recognized in connection with the termination of the Seller Note during the third quarter of 2022, (ii) approximately $0.1 million of interest and other income, partially offset by (iii) $1.4 million of interest expense related to the Seller Note issued in March 2022 in connection with the EPI Health Acquisition.
Total other income, net in the comparative 2021 period is primarily comprised of a $1.0 million gain on extinguishment of debt related to the forgiveness of our PPP loan in 2021, partially offset by $0.6 million of other expense related to the impact of foreign currency exchange rate fluctuations for certain time-based milestones related to the Sato Agreement.
For additional information regarding the Seller Note and the accounting for its termination, see “Note 9—Notes Payable” to the accompanying condensed consolidated financial statements.
Liquidity and Capital Resources
As of September 30, 2022, we had an accumulated deficit of $307.3 million. We incurred net losses of $28.3 million and $21.5 million for the nine months ended September 30, 2022 and 2021, respectively, and there is substantial doubt about our ability to continue as a going concern. Despite revenues generated from the sales of commercial products acquired during the EPI Health Acquisition, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we further commercialize our existing commercial products and continue the development of, and seek regulatory approvals for, our product candidates and potentially begin commercialization activities for our product candidates that are currently under development. We are subject to all of the risks inherent in the commercialization of drug products, such as risks related to competition, supply issues or issues that may impact use of our commercial drug products, and in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The sales of our commercial products will decrease over time if and when they face generic competition or if other risks materialize, and we do not expect to generate revenue from product sales for our clinical-stage product candidates unless and until we obtain regulatory approval from the FDA for such product candidates. We will continue to incur significant expenses related to the commercialization of our commercial products, and if we obtain regulatory approval for any of our product candidates, we and/or our commercial partners and commercial solutions providers would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of September 30, 2022, we had total cash and cash equivalents of $14.9 million and a working capital deficit of $1.0 million. As discussed in “Corporate Updates,” we used a portion of our cash and cash equivalents to pay off and terminate the Seller Note issued in connection with the EPI Health Acquisition, as well as satisfy our obligations under the post-closing purchase price adjustment required in connection with the EPI Health Acquisition. With the payment and termination of the Seller Note for a reduced amount of principal, we have removed certain previously existing liabilities and eliminated the need to make cash payments to service the interest on the Seller Note going forward. This allows us to use our cash for development of our product candidates and to support the commercialization of our products. The payment and termination of the Seller Note removed encumbrances from the assets of EPI Health and allows us to pursue a broader range of financing options that could be used to extend our cash runway beyond the targeted submission of our NDA for our lead product candidate, SB206, and be used to further prepare for commercialization of SB206 following approval.
From January 1, 2020 through September 30, 2022, we have raised total equity and debt proceeds of $112.2 million to fund our operations, including (i) $14.0 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the June 2022 registered direct offering, (ii) $37.2 million in net proceeds from the sale of common stock in the June 2021 public offering, (iii) $5.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the March 2020 public offering, (iv) $7.2 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) in the March 2020 registered direct offering, (v) an additional $6.0 million of proceeds associated with exercises of common stock warrants issued as part of the March 2020 public offering and March 2020 registered direct offering, (vi) $40.3 million in proceeds from the sale of common stock under our common stock purchase agreements with Aspire Capital, (vii) $1.3 million from our Equity Distribution Agreement, and (viii) less than $0.1 million of proceeds from the exercise of stock options. We also obtained a loan under the Paycheck Protection Program, or PPP, of approximately $1.0 million in April 2020 to support certain qualified expenses, including payroll and rental expense. The PPP loan was forgiven in June 2021.
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
We believe that our existing cash and cash equivalents as of September 30, 2022, plus expected receipts associated with product sales from our commercial product portfolio, will provide us with adequate liquidity to fund our planned operating needs into the beginning of 2023. Variability in our operating forecast, driven primarily by (i) commercial product sales, (ii) timing of operating expenditures, and (iii) unanticipated changes in net working capital, will impact our cash runway. This operating forecast and related cash projection includes (i) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum, including NDA-enabling drug stability studies for SB206, (ii) costs associated with the readiness and operation of our new manufacturing capability necessary to support small-scale drug substance and drug product manufacturing, (iii) conducting drug manufacturing activities with external third-party CMOs, (iv) ongoing commercial operations, including sales, marketing, inventory procurement and distribution, and supportive activities, related to our portfolio of therapeutic products for skin diseases acquired with the EPI Health Acquisition, and (v) initial efforts to support potential commercialization of SB206, but excludes additional operating costs that could occur between a potential NDA submission for SB206 through NDA approval, including, but not limited to, marketing and commercialization efforts to achieve potential launch of SB206. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory submission efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
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
Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including, but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. We may pursue additional capital through equity or debt financings, including potential sales under the Equity Distribution Agreement, or from non-dilutive sources, including partnerships, collaborations, licensing, grants or other strategic relationships. Alternatively, we may seek to engage in one or more potential transactions, which could include the sale of our company, or the sale, licensing or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to us.
If we are unable to obtain significant additional funding on acceptable terms or progress with a strategic transaction, we may instead determine to dissolve and liquidate our assets or seek protection under applicable bankruptcy laws. If we decide to dissolve and liquidate our assets or to seek protection under applicable bankruptcy laws, it is unclear to what extent we would be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to stockholders.
Our cash and cash equivalents are held in a variety of interest-bearing instruments, including money market accounts. Cash in excess of immediate requirements is invested with a view toward liquidity and capital preservation, and we seek to minimize the potential effects of concentration and degrees of risk.

Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(19,774)	$(16,036)
Investing activities	(17,794)	(3,500)
Financing activities	5,386	44,089
Net (decrease) increase in cash, cash equivalents and restricted cash	$(32,182)	$24,553
Net Cash Used in Operating Activities
During the nine months ended September 30, 2022, net cash used in operating activities was $19.8 million and consisted primarily of a net loss of $28.3 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $1.3 million, (ii) amortization of definite lived intangible assets acquired in the EPI Health acquisition of $1.1 million, (iii) $0.8 million of depreciation and amortization of property and equipment expense, (iv) $0.3 million change in fair value of contingent consideration, (v) $4.3 million related to a gain on the extinguishment of the Seller Note, (vi) $0.6 million accretion of debt discount, and (vii) a $9.2 million change in cash related to changes in other operating assets and liabilities. The favorable impacts to cash related to changes in assets and liabilities was primarily due to (i) a $9.7 million change in accounts receivable, (ii) a change in accounts payable of $1.0 million, (iii) a change in prepaid expenses and other current assets of $2.6 million, and (iv) a change in inventory of $0.1 million. The unfavorable impacts to cash related to changes in (i) deferred revenue of $1.9 million, (ii) research and development service obligation of $0.9 million, (iii) accrued expenses of $1.1 million, and (iv) a change in other long-term assets and liabilities of $0.3 million. The change in operating assets and liabilities and related changes from the prior period partially relate to the continued operations of the Research and Development Operations segment as it incurs expenditures to progress SB206, but primarily relate to the recently acquired EPI Health business, which comprises the Commercial Operations segment. See “Note 2—Acquisition of EPI Health” to the accompanying condensed consolidated financial statements for additional detail regarding the purchase of EPI Health and the related impacts of the opening balances related to the EPI Health Acquisition.
During the nine months ended September 30, 2021, net cash used in operating activities was $16.0 million and consisted primarily of a net loss of $21.5 million, with adjustments for non-cash amounts related primarily to (i) depreciation expense of $0.2 million, (ii) impairment of long-lived assets of $0.1 million, (iii) a net favorable adjustment to stock-based compensation of $0.1 million, caused by fair market value adjustments to the Tangible Stockholder Return Plan, (iv) a foreign currency transaction loss of $0.7 million related to fair value adjustments for payments received and to be received under the Amended Sato Agreement, (v) a $1.0 million gain on debt extinguishment related to forgiveness of the PPP loan, and (vi) a $5.4 million favorable change in cash related to changes in other operating assets and liabilities. The favorable change in cash related to changes in assets and liabilities was primarily due to (i) a $4.4 million decrease in contracts and grants receivable primarily related to receipt of a $4.6 million time-based developmental milestone payment, (ii) a $2.1 million decrease in prepaid insurance, prepaid expenses and other current assets primarily related to the amortization of prepaid service contracts and directors and officers insurance premiums, (iii) a $0.8 million increase in accrued expenses, (iv) a $0.1 million increase in research and development service obligation liabilities related to the accretion of the liability associated with Ligand, and (v) a $0.2 million increase in other long-term assets and liabilities. These increases in cash were partially offset by a $2.2 million decrease in deferred revenue associated with our performance under, and revenue recognition of, the Amended Sato Agreement during the nine months ended September 30, 2021.
Net Cash Used in Investing Activities
During the nine months ended September 30, 2022, the $17.8 million of net cash used in investing activities was primarily related to (i) cash used in connection with the EPI Health Acquisition of $15.1 million, and (ii) $3.2 million in cash used for purchases of property, equipment and services associated with the build-out of our corporate headquarters and small-scale manufacturing facility in Durham, North Carolina, offset by $0.5 million of payments received related to the landlord funded tenant improvement allowance. See “Note 2—Acquisition of EPI Health” to the accompanying condensed consolidated financial statements for additional detail regarding the purchase of EPI Health.
During the nine months ended September 30, 2021, the $3.5 million of net cash used in investing activities was primarily related to purchases of property, equipment and services associated with the planning, design and build-out of our new corporate headquarters and small-scale manufacturing facility in Durham, North Carolina; offset by payments received related to the landlord funded tenant improvement allowance. As of September 30, 2021, we also had goods and services associated with the planning, design and build-out of our new facility of $3.9 million included in accounts payable or other accrued expenses in the accompanying balance sheets.
Net Cash Provided by Financing Activities
During the nine months ended September 30, 2022, net cash provided by financing activities was $5.4 million and consisted primarily of (i) net proceeds from the June 2022 Registered Direct Offering of $14.0 million, and (ii) proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement entered into in March 2022 of $1.3 million, offset by the repayment and termination of the Seller Note for $10.0 million.
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
Capital Requirements
As of September 30, 2022, we had a total cash and cash equivalents balance of $14.9 million and a working capital deficit of $1.0 million. While we currently generate revenue from our commercial portfolio of products acquired in the EPI Health Acquisition, we do not believe that such revenues will be sufficient to fund the operating expenses of our business. To date, we have not generated any revenue from product sales of our product candidates, and we do not know when, or if, we will generate any such revenue. We do not expect to generate revenue from product sales of our product candidates unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization of such product candidate. As of September 30, 2022, we had an accumulated deficit of $307.3 million.
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
Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including, but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities, to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development or commercialization-related timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. We are also exploring the potential for alternative transactions, such as strategic acquisitions or in-licenses, sales, out-licenses or divestitures of some of our assets, or other potential strategic transactions, which could include a sale of the company. If we were to pursue such a transaction, we may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to us.
Our equity issuances during the year ended December 31, 2021 and the nine months ended September 30, 2022 have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders.

As of September 30, 2022, we had 24,462,228 shares of common stock outstanding. In addition, as of September 30, 2022, we had reserved 7,327,414 shares of common stock for future issuance related to (i) outstanding warrants to purchase common stock, (ii) outstanding stock options and stock appreciation rights, (iii) nonvested restricted stock units, and (iv) future issuances under the 2016 Incentive Award Plan. Our common stock consists of 200,000,000 authorized shares as of September 30, 2022.
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
Contractual Obligations and Contingent Liabilities
During the three and nine months ended September 30, 2022, there were no material changes to our commitments under contractual obligations, other than those related to the EPI Health Acquisition. The EPI Health Acquisition is described in “Note 2—Acquisition of EPI Health” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Our significant accounting policies are more fully described in “Note 1—Organization and Significant Accounting Policies” to the accompanying condensed consolidated financial statements, including those related to the EPI Health Acquisition, and as described within the condensed consolidated financial statement footnotes within this Quarterly Report on Form 10-Q.
Except for items described in “Note 1—Organization and Significant Accounting Policies,” “Note 2—Acquisition of EPI Health,” “Note 9—Notes Payable,” “Note 10—Commitments and Contingencies” and “Note 12—Licensing and Collaboration Arrangements” to the accompanying condensed consolidated financial statements, there were no material changes during the three and nine months ended September 30, 2022 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
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
Definite-lived intangible assets are reviewed for impairment whenever events or circumstances indicate that carrying amounts may not be recoverable. In the event impairment indicators are present or if other circumstances indicate that an impairment might exist, we compare the future undiscounted cash flows directly associated with the asset or asset group to the carrying amount of the asset group being evaluated for impairment. If those estimated cash flows are less than the carrying amount of the asset group, an impairment loss is recognized. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Considerable judgment is necessary to estimate the fair value of these assets, accordingly, actual results may vary significantly from such estimates.
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
As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive and financial officers concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2022.
We closed the EPI Health Acquisition on March 11, 2022, and EPI Health’s total assets and revenues constituted 69.5% and 84.9%, respectively, of our consolidated total assets (including goodwill and intangible assets, net) and revenues as shown on our condensed consolidated financial statements as of and for the nine months ended September 30, 2022. As the EPI Health Acquisition occurred in the first quarter of fiscal 2022, we excluded the internal control over financial reporting of EPI Health from the scope of our assessment of the effectiveness of our disclosure controls and procedures as of September 30, 2022. This exclusion is in accordance with the general guidance issued by the Staff of the Securities and Exchange Commission that an assessment of a recently-acquired business may be omitted from our scope in the year of acquisition, if specified conditions are satisfied.
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
Our stock price has experienced extreme volatility and could vary significantly as a result of many factors. Between January 1, 2021 and November 2, 2022, the last reported sales price of our common stock fluctuated between a high of $25.50 and a low of $1.03. The market price and trading volume of our common stock may continue to fluctuate from time to time as a result of factors outside of our control. For example, the trading price of our common shares increased significantly in June 2021, which we believe was attributable to general market conditions and recognition of our announcement of top-line results of our B-SIMPLE4 study of SB206 as a potential treatment for molluscum contagiosum, and has since declined. There is a potential for rapid and substantial decreases in the price of our common stock, including decreases unrelated to our operating performance or prospects, which could result in substantial losses for our existing stockholders.

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

Date: November 14, 2022