Form 10-Q
period 2023-03-31
Novan, Inc.
filed 2023-05-15
CIK 1467154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 5, 2023, there were 28,015,371 shares of the registrant’s Common Stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
NOVAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$12,541	$12,316
Restricted cash, current	646	1,047
Accounts receivable, net	13,836	22,002
Inventory, net	1,116	1,196
Prepaid expenses and other current assets	4,547	5,807
Total current assets	32,686	42,368
Restricted cash, net of current portion	581	583
Property and equipment, net	13,521	13,882
Intangible assets, net	26,998	27,475
Other assets	195	210
Right-of-use lease assets	1,756	1,756
Goodwill	4,056	4,056
Total assets	$79,793	$90,330
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$14,321	$13,689
Accrued expenses	18,238	18,624
Factoring arrangement payable	7,922	10,302
Deferred revenue, current portion	2,586	2,586
Research and development service obligation liability, current portion	378	555
Contingent consideration liability, current portion	—	451
Operating lease liabilities, current portion	465	191
Total current liabilities	43,910	46,398
Deferred revenue, net of current portion	7,433	8,079
Operating lease liabilities, net of current portion	3,387	3,739
Research and development service obligation liability, net of current portion	—	25
Research and development funding arrangement liability	25,000	25,000
Contingent consideration liability, net of current portion	2,353	2,037
Deferred tax liability	56	—
Other long-term liabilities	482	447
Total liabilities	82,621	85,725
Commitments and contingencies (Note 10)
Stockholders’ (deficit) equity
Common stock $0.0001 par value; 200,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 28,016,321 and 24,723,258 shares issued as of March 31, 2023 and December 31, 2022, respectively; 28,015,371 and 24,722,308 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	3	2
Additional paid-in capital	321,723	315,038
Treasury stock at cost, 950 shares as of March 31, 2023 and December 31, 2022	(155)	(155)
Accumulated deficit	(324,399)	(310,280)
Total stockholders’ (deficit) equity	(2,828)	4,605
Total liabilities and stockholders’ (deficit) equity	$79,793	$90,330

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Net product revenues	$2,411	$718
License and collaboration revenues	585	1,174
Government research contracts and grants revenue	170	36
Total revenue	3,166	1,928
Operating expenses:
Cost of goods sold	1,285	206
Research and development	4,832	4,833
Selling, general and administrative	10,040	9,994
Amortization of intangible assets	477	121
Change in fair value of contingent consideration	365	—
Total operating expenses	16,999	15,154
Operating loss	(13,833)	(13,226)
Other income (expense), net:
Interest income	30	3
Interest expense	(277)	(132)
Other income (expense)	17	(25)
Total other income (expense), net	(230)	(154)
Net loss before income taxes	(14,063)	(13,380)
Provision for income tax expense	56	—
Net loss and comprehensive loss	$(14,119)	$(13,380)
Net loss per share, basic and diluted	$(0.54)	$(0.71)
Weighted-average common shares outstanding, basic and diluted	26,115,986	18,829,534

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
(unaudited)
(in thousands, except share amounts)

	Three Months Ended March 31, 2023
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2022	24,722,308	$2	$315,038	$(155)	$(310,280)	$4,605
Stock-based compensation	—	—	431	—	—	431
Common stock issued pursuant to equity distribution agreement (at-the-market facility)	543,063	—	865	—	—	865
Common stock and pre-funded warrants issued pursuant to the March 2023 registered direct offering, net	2,750,000	1	5,389	—	—	5,390
Net loss	—	—	—	—	(14,119)	(14,119)
Balance as of March 31, 2023	28,015,371	$3	$321,723	$(155)	$(324,399)	$(2,828)

	Three Months Ended March 31, 2022
			Additional Paid-In Capital	Treasury Stock
	Common Stock				Accumulated
	Shares	Amount			Deficit	Total
Balance as of December 31, 2021	18,815,892	$2	$297,441	$(155)	$(278,969)	$18,319
Stock-based compensation	—	—	381	—	—	381
Common stock issued pursuant to equity distribution agreement (at-the-market facility)	164,230	—	562	—	—	562
Net loss	—	—	—	—	(13,380)	(13,380)
Balance as of March 31, 2022	18,980,122	$2	$298,384	$(155)	$(292,349)	$5,882

The accompanying notes are an integral part of these condensed consolidated financial statements

NOVAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flow from operating activities:
Net loss	$(14,119)	$(13,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization of property and equipment	410	97
Amortization of intangible assets	477	121
Change in fair value of contingent consideration	365	—
Provision for deferred income taxes	56	—
Stock-based compensation	431	381
Changes in operating assets and liabilities:
Accounts receivable	8,166	8,543
Inventory	80	232
Prepaid expenses and other current assets	1,260	565
Accounts payable	606	1,604
Accrued expenses	(1,106)	393
Deferred revenue	(646)	2,591
Research and development service obligation liability	(202)	(297)
Other long-term assets and liabilities	(28)	(84)
Net cash (used in) provided by operating activities	(4,250)	766
Cash flow from investing activities:
Purchases of property and equipment	(23)	(928)
Payment for EPI Health Acquisition	—	(11,993)
Net cash used in investing activities	(23)	(12,921)
Cash flow from financing activities:
Proceeds from issuance of common stock and issuance of pre-funded warrants, net of underwriting fees and commissions	5,610	—
Proceeds from factoring arrangement	26,335	—
Repayments under factoring arrangement	(28,715)	—
Proceeds from common stock issued pursuant to equity distribution agreement (at-the-market facility)	865	562
Net cash provided by financing activities	4,095	562
Net decrease in cash, cash equivalents and restricted cash	(178)	(11,593)
Cash, cash equivalents and restricted cash as of beginning of period	13,946	47,668
Cash, cash equivalents and restricted cash as of end of period	$13,768	$36,075

Supplemental disclosure for cash flow information:
Interest paid	$277	$45
Supplemental disclosure of non-cash investing and financing activities:
Contingent consideration from prior acquisitions included in accrued expenses due to milestones being met	$500	$—
Deferred offering costs in accounts payable and accrued expenses	$220	$—
Purchases of property and equipment with accounts payable and accrued expenses	$—	$1,780
Contingent consideration related to EPI Health Acquisition	$—	$3,773
Note payable issued for EPI Health Acquisition	$—	$16,500

Reconciliation to condensed consolidated balance sheets:
Cash and cash equivalents	$12,541	$35,492
Restricted cash included in current assets	646	—
Restricted cash included in noncurrent assets	581	583
Total cash, cash equivalents and restricted cash shown in the statement of cash flows	$13,768	$36,075

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
Novan was incorporated in January 2006 under the state laws of Delaware. In 2015, Novan Therapeutics, LLC, was organized as a wholly owned subsidiary under the state laws of North Carolina; in March 2019, the Company completed registration of a wholly owned Ireland-based subsidiary, Novan Therapeutics, Limited; and in March 2022, the Company acquired its wholly owned subsidiary, EPI Health, a South Carolina limited liability company. In August 2022, EPI Health, as sole equity member, formed and organized a new Delaware single member LLC which did not have any operating activity for the quarter ended March 31, 2023.
Basis of Presentation
The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The December 31, 2022 year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP for annual financial statements. Additionally, the Company’s independent registered public accounting firm’s report on the December 31, 2022 financial statements included an explanatory paragraph indicating that there was substantial doubt about the Company’s ability to continue as a going concern.
Basis of Consolidation
The accompanying condensed consolidated financial statements reflect the operations of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
See “Note 2: Acquisition of EPI Health” for further information regarding the EPI Health Acquisition. The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022, specifically from March 11, 2022 through March 31, 2022, and for the three months ended March 31, 2023.
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
The Company has evaluated principal conditions and events, in the aggregate, that may raise substantial doubt about its ability to continue as a going concern within one year from the date that these financial statements are issued. The Company identified the following conditions:
•The Company has reported a net loss in all fiscal periods since inception and, as of March 31, 2023, the Company had an accumulated deficit of $324,399.
•As of March 31, 2023, the Company had a total cash and cash equivalents balance of $12,541.
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
The Company believes that its existing cash and cash equivalents as of March 31, 2023, plus expected receipts associated with product sales from its commercial product portfolio, will provide it with liquidity to fund its planned operating needs into late second quarter of 2023. Variability in its operating forecast, driven primarily by (i) commercial product sales, (ii) timing of operating expenditures, and (iii) unanticipated changes in net working capital, will impact the Company’s cash runway. This operating forecast and related cash projection includes (i) costs associated with preparing for potential U.S. regulatory approval of SB206 as a treatment for molluscum, (ii) costs associated with the readiness and operation of the Company’s new manufacturing capability necessary to support small-scale drug substance and drug product manufacturing, (iii) conducting drug manufacturing activities with external third-party contract manufacturing organizations (“CMOs”), (iv) ongoing commercial operations, including sales, marketing, inventory procurement and distribution, and supportive activities, related to its portfolio of therapeutic products for skin diseases acquired with the EPI Health Acquisition, and (v) initial efforts to support potential commercialization of SB206, but excludes additional operating costs that could occur through potential NDA approval, including, but not limited to, manufacturing, marketing and commercialization efforts to achieve potential launch of SB206. The Company does not currently have sufficient funds to complete commercialization of any of its product candidates that are under development, and its funding needs will largely be determined by its commercialization strategy for SB206, subject to the regulatory approval process and outcome, and the operating performance of its commercial product portfolio.
The inability of the Company to generate sufficient net revenues to fund its operations or obtain significant additional funding on acceptable terms in the near term, could have a material adverse effect on the Company’s business and cause the Company to alter or reduce its planned operating activities, including, but not limited to, delaying, reducing, terminating or eliminating planned product candidate development activities and preparations for potential commercialization activities, furloughing employees or reducing the size of the workforce, to conserve its cash and cash equivalents. The Company has pursued and may continue to pursue additional capital through equity or debt financings or from other sources, including partnerships, collaborations, licensing, grants or other strategic relationships. The Company’s anticipated expenditure levels may change as it adjusts its current operating plan. Such actions could delay development timelines and have a material adverse effect on its business, results of operations, financial condition and market valuation.
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
Significant Accounting Policies
In the opinion of the Company’s management, the Company’s significant accounting policies used for the three months ended March 31, 2023, are consistent with those used for the fiscal year ended December 31, 2022, except as noted below. Accordingly, please refer to “Note 1: Organization and Significant Accounting Policies” to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 30, 2023 (the “Annual Report”) for the Company’s significant accounting policies.

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
Unaudited Interim Condensed Consolidated Financial Statements
The accompanying interim condensed consolidated financial statements and the related footnote disclosures are unaudited. These unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP and applicable rules and regulations of the Securities and Exchange Commission’s (“SEC”) Rule 10-01 of Regulation S-X for interim financial information. The condensed consolidated financial statements were prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments of a normal, recurring nature that are necessary for the fair statement of the Company’s financial position and its results of operations and cash flows. The results of operations for interim periods are not necessarily indicative of the results expected for the full fiscal year or any future period. These interim financial statements should be read in conjunction with the consolidated financial statements and notes set forth in the Annual Report.
Accounts Receivable, net
Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables. An account receivable is considered to be past due if any portion of the receivable balance is outstanding beyond the agreed-upon due date.
The Company records an allowance for credit losses, which includes a provision for expected losses based on historical write-offs, adjusted for current conditions as deemed necessary, reasonable and supportable forecasts about future conditions that affect the expected collectability of the reported amount of the financial asset, as well as a specific reserve for accounts deemed at risk. The allowance is the Company’s estimate for accounts receivable as of the balance sheet date that ultimately will not be collected. Any changes in the allowance are reflected in the results of operations in the period in which the change occurs. As of March 31, 2023 and December 31, 2022, the Company had recorded a provision for expected losses of $141.
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
As of March 31, 2023, three of the Company’s wholesaler customers accounted for more than 10% of its total accounts receivable balance at 31%, 16% and 11%, respectively. As of December 31, 2022, three of the Company’s wholesaler customers accounted for more than 10% of its total accounts receivable balance at 25%, 13% and 12%, respectively.

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
Revenue Recognition
The Company accounts for revenue in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”). To determine revenue recognition for arrangements that are within the scope of ASC 606, the Company (i) identifies the contract with a customer, (ii) identifies the performance obligations within the contract, (iii) determines the transaction price, (iv) allocates the transaction price to the performance obligations in the contract, and (v) recognizes revenue when (or as) the Company satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that it will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.
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
Advertising Costs
Promotion, marketing and advertising costs are expensed as incurred. Promotion, marketing and advertising costs for the three months ended March 31, 2023, and 2022 were approximately $835 and $387, respectively. The costs are included in selling, general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss.
Contingent Consideration
Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to the EPI Health Acquisition. The estimated fair value of contingent consideration was determined based on a probability-weighted valuation model that measures the present value of the probable cash payments based upon the future milestone events of EPI Health at a discount rate that captures the risk associated with the liability and also based on a Monte Carlo simulation, whereby EPI Health’s forecasted net sales from the EPI Health legacy products were simulated over the measurement period to calculate the contingent consideration. See “Note 2: Acquisition of EPI Health” for further information regarding purchase consideration.
Contingent consideration is remeasured at each reporting date and any changes in the liability are recorded within the condensed consolidated statement of operations and comprehensive loss. See “Note 16: Fair Value” for further information.
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

Fair Value of Financial Instruments
The carrying values of cash equivalents, accounts receivable, accounts payable and accrued liabilities as of March 31, 2023 and December 31, 2022 approximated their fair values due to the short-term nature of these items.
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
See “Note 16: Fair Value” for additional detail regarding the fair value of certain balances reflected within the accompanying condensed consolidated financial statements.
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
The Company does not record a federal or state income tax benefit due to its conclusion that a full valuation allowance is required against the Company’s deferred tax assets.
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
The Company’s policy for recording interest and penalties is to record them as a component of general and administrative expenses. For the three months ended March 31, 2023 and 2022, the Company accrued no interest and penalties related to uncertain tax positions. For the three months ended March 31, 2023, the Company recorded an insignificant amount of income tax expense related to deferred tax expense as a result of the acquisition of EPI Health in the prior year and the related tax deductible goodwill, which created an indefinite lived deferred tax liability.
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

The following securities, presented on a common stock equivalent basis, have been excluded from the calculation of weighted average common shares outstanding for the three months ended March 31, 2023 and March 31, 2022 because the effect is anti-dilutive due to the net loss reported in each of those periods. All share amounts presented in the table below represent the total number outstanding as of the end of each period.

	March 31,
	2023	2022
Warrants to purchase common stock (Note 11)	12,869,671	274,326
Stock options outstanding under the 2008 and 2016 Plans (Note 15)	1,032,120	664,278
Nonvested restricted stock units (Note 15)	423,505	—
Stock appreciation rights outstanding under the 2016 Plan (Note 15)	60,000	60,000
Inducement stock options outstanding (Note 15)	1,250	1,250
Related Parties
Members of the Company’s board of directors held 27,654 shares of the Company’s common stock as of March 31, 2023 and December 31, 2022, respectively.
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
At closing, the Company paid or committed to pay non-contingent consideration totaling $27,500, as adjusted for cash, indebtedness, net working capital estimates and other contractually defined adjustments (the “Closing Purchase Price”). The Closing Purchase Price consisted of (i) $11,000 paid in cash and (ii) a secured promissory note issued to EPG in the principal amount of $16,500 (the “Seller Note”). See “Note 9: Notes Payable” for additional detail regarding the Seller Note and its related terms. The Company also paid a total working capital adjustment of $4,093, including (i) a $993 payment at closing and (ii) a $3,100 payment post-closing in July 2022 as the parties agreed to the final net working capital adjustment amount.
The purchase agreement entered into in connection with the EPI Health Acquisition (the “EPI Heath Purchase Agreement”) included the potential payment of additional contingent consideration totaling up to $23,000 upon achievement of certain milestones, as follows:
a.$500, as a one-time cash payment, upon EPG’s performance of transition services and the successful completion of the transition provided under the transition services agreement between the Company and EPG (the “Transition Services Agreement Milestone”);
b.$3,000, as a one-time payment, payable in cash or the Company’s common stock, at the discretion of the Company, upon net sales of certain of EPI Health’s legacy products exceeding $30,000 during the period from April 1, 2022 through March 31, 2023 (the “First Sales Based Milestone”);
c.up to $2,500, paid in quarterly installments in cash or the Company’s common stock at the discretion of the Company, upon net sales of Wynzora Cream (“Wynzora”) exceeding certain quarterly thresholds or an annual threshold of $12,500 during the period from April 1, 2022 through March 31, 2023 (the “Wynzora Milestone”);
d.$5,000, as a one-time payment, payable in cash or the Company’s common stock at the discretion of the Company, upon the first occurrence of post-closing net sales of certain of EPI Health’s legacy products exceeding $35,000 during any twelve-month period from April 1, 2023 through March 31, 2026 (the “Second Sales Based Milestone”); and
e.up to $12,000 based on receipt by EPI Health of regulatory and net sales milestones related to Sitavig from EPI Health’s OTC Switch License Agreement with Bayer.
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
During the three months ended March 31, 2023, two potential milestone payments of contingent consideration expired without being triggered: (i) the First Sales Based Milestone; and (ii) the Wynzora Milestone. In addition, one milestone payment, the Transition Services Agreement Milestone, was triggered and has been reclassified to accrued expenses within the condensed consolidated balance sheet as of March 31, 2023. See “Note 8: Accrued Expenses” and “Note 16: Fair Value” for additional detail.
Purchase Consideration
The following table presents the estimated fair value of purchase consideration. The estimated fair value of purchase consideration was allocated to the estimated fair values of the net assets acquired at the EPI Health Acquisition date, as described further following the table under the section entitled Allocation of Purchase Consideration to Estimated Fair Values of Net Assets Acquired.

As of December 31, 2022
Initial cash consideration to Seller	$11,000
Secured promissory note issued to Seller	13,305
Closing date fair value of contingent consideration liability	3,648
Remaining working capital adjustment paid	3,100
Working capital adjustment paid at close	993
Total estimated purchase consideration	$32,046

Allocation of Purchase Consideration to Estimated Fair Values of Net Assets Acquired
ASC 805, Business Combinations (“ASC 805”) requires, among other things, that the assets acquired and liabilities assumed in a business combination be recognized at their fair values as of the acquisition date. Further, ASC 805 requires any consideration transferred or paid in a business combination in excess of the fair value of the assets acquired and liabilities assumed should be recognized as goodwill.

The total estimated purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed as of March 11, 2022 as follows:

As of December 31, 2022
Assets acquired and liabilities assumed:
Accounts receivable, net of $282 allowance	$19,804
Inventory	1,179
Prepaid expenses and other current assets	3,692
Property and equipment	100
Intangible assets	29,000
Other assets	27
Right-of-use lease assets	400
Total assets	$54,202

Accounts payable	$947
Accrued expenses	24,425
Operating lease liabilities, current portion	208
Operating lease liabilities, net of current portion	342
Other long-term liabilities	290
Total liabilities	$26,212

Total identifiable net assets acquired	$27,990
Goodwill	4,056
Total estimated purchase consideration	$32,046

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
Note 3: Inventory, net
The major components of inventory, net, were as follows:

	March 31, 2023	December 31, 2022
Finished goods available for sale	$1,957	$2,037
Reserve for obsolescence	(841)	(841)
Inventory, net	$1,116	$1,196

Note 4: Prepaid Expenses and Other Current Assets
The following table represents the components of prepaid expenses and other current assets as of:

	March 31, 2023	December 31, 2022
Inventory and raw material deposits	$1,280	$1,280
Prepaid service contracts	163	121
Prepaid insurance	936	1,341
Prepaid Prescription Drug User Fee Act (PDUFA) fees	788	1,182
Product samples	937	1,362
Prepaid expenses and other current assets	443	521
Total prepaid expenses and other current assets	$4,547	$5,807
Note 5: Property and Equipment, net
Property and equipment consisted of the following:

	March 31, 2023	December 31, 2022
Computer equipment	$58	$58
Furniture and fixtures	43	43
Laboratory equipment	6,206	6,195
Office equipment	177	177
Leasehold improvements	10,144	10,117
Property and equipment, gross	16,628	16,590
Less: Accumulated depreciation and amortization	(3,107)	(2,708)
Total property and equipment, net	$13,521	$13,882
Depreciation and amortization expense was $410 and $97 for the three months ended March 31, 2023 and 2022, respectively.
Corporate and Manufacturing Facility
As of March 31, 2023 and December 31, 2022, the Company had construction in progress amounts related to leasehold improvements of $239 and $210, respectively.
See “Note 6: Leases” for details regarding the TBC Lease (as defined below) and the Company’s corporate and manufacturing facility.
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
The TBC Landlord agreed to provide the Company with a tenant improvement allowance in an amount not to exceed $130 per rentable square foot, totaling approximately $2,450, per the primary lease, inclusive of the first amendment, and $115 per rentable square foot, totaling $419, per the second amendment to the TBC Lease. The tenant improvement allowance will be paid over four equal installments corresponding with work performed by the Company. Pursuant to the terms of the TBC Lease, the Company delivered to the TBC Landlord a letter of credit in the amount of $583, as amended, as collateral for the full performance by the Company of all of its obligations under the TBC Lease and for all losses and damages the TBC Landlord may suffer as a result of any default by the Company under the TBC Lease. Cash funds maintained in a separate deposit account at the Company’s financial institution to fully secure the letter of credit are presented as restricted cash in non-current assets on the accompanying condensed consolidated balance sheets.
Office Leases in South Carolina
On March 3, 2022 EPI Health entered into a sublease agreement with EPG (the “Meeting Street Lease”) for office space at 174 Meeting Street in Charleston, South Carolina for approximately 6,000 rentable square feet.
The term of the Meeting Street Lease was initially through September 30, 2024, and EPI Health had the right to terminate the Meeting Street Lease with prior notice. On August 31, 2022, EPI Health notified EPG of its termination of the sublease effective February 28, 2023. The monthly base rent for the Meeting Street Lease was $20 for months 1-12, inclusive of taxes and operating expenses such as maintenance and insurance.
In February 2023, EPI Health entered into a new lease agreement in Charleston, South Carolina for 800 rentable square feet of office space. This office lease is less than twelve months in duration, from March 1, 2023 through February 28, 2024.
TBC Lease and South Carolina Leases
Rent expense, including both short-term and variable lease components was $143 for the three months ended March 31, 2023 and $137 for the three months ended March 31, 2022.
The remaining lease term for the TBC Lease was 8.92 years as of March 31, 2023. The weighted average discount rate for the TBC lease was 8.35%.

Future net minimum lease payments, net of amounts expected to be received related to the tenant improvement allowance, as of March 31, 2023 were as follows:

Maturity of Lease Liabilities	Operating Lease
2023	$457
2024	208
2025	645
2026	665
2027	685
2028 and beyond	3,016
Total future undiscounted lease payments	$5,676
Less: imputed interest	(1,824)
Total reported lease liability	$3,852
The table above reflects payments for an operating lease with a remaining term of one year or more, but does not include obligations for short-term leases. In addition, the cash outflows related to the 2024 fiscal year presented above includes the expected timing of the remaining balance of the total tenant improvement allowance of $419 being funded by the TBC Landlord, which the Company reasonably expects to receive within that year.
Components of lease assets and liabilities as of March 31, 2023 were as follows:

March 31, 2023
Assets
Right-of-use lease assets	$1,756
Total lease assets	$1,756

Liabilities
Operating lease liabilities, current portion	$465
Operating lease liabilities, net of current portion	3,387
Total lease liabilities	$3,852
Note 7: Goodwill and Intangible Assets, net
Goodwill
The Company’s goodwill balance as of March 31, 2023 and December 31, 2022 was $4,056. The entire goodwill balance relates to the EPI Health Acquisition. None of the goodwill is expected to be deductible for income tax purposes.
Intangible Assets
The following table presents both definite and indefinite lived intangible assets as of March 31, 2023, comprised primarily of acquired product rights related to the EPI Health Acquisition:

	Initial Carrying Value	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Rhofade	$15,500	$1,090	$14,410	14.00
Wynzora	2,000	140	1,860	14.00
Minolira	8,500	598	7,902	14.00
Cloderm	1,000	70	930	14.00
Sitavig	2,000	179	1,821	13.69
Website domain	75	—	75	—
Total intangible assets	$29,075	$2,077	$26,998

The following table presents both definite and indefinite lived intangible assets as of December 31, 2022, comprised primarily of acquired product rights related to the EPI Health Acquisition:

	Initial Carrying Value	Accumulated Amortization	Net Book Value	Remaining Useful Life (Years)
Rhofade	$15,500	$835	$14,665	14.25
Wynzora	2,000	108	1,892	14.25
Minolira	8,500	458	8,042	14.25
Cloderm	1,000	54	946	14.25
Sitavig	2,000	145	1,855	13.94
Website domain	75	—	75	—
Total intangible assets	$29,075	$1,600	$27,475
The Company amortizes the product rights related to its commercial product portfolio over their estimated useful lives.
The following table represents annual amortization of definite lived intangible assets for the next five fiscal years, and thereafter:

2023	$1,458
2024	1,941
2025	1,935
2026	1,935
2027	1,935
Thereafter	17,719
Total amortization	$26,923
Note 8: Accrued Expenses
The following table represents the components of accrued expenses as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Accrued rebates, coupons, discounts and chargebacks	$6,964	$8,671
Accrued returns	1,667	3,011
Accrued compensation	2,242	937
Accrued outside research and development services	157	410
Accrued legal and professional fees	1,738	542
Accrued royalties	270	675
Accrued amounts payable to EPG	1,000	—
Accrued milestones	2,250	1,250
Accrued insurance	243	747
Accrued SB206 regulatory activities	—	165
Accrued Wynzora payments due to collaborator	835	532
Accrued MC2 collaboration deposit	—	1,149
Accrued other expenses	872	535
Total accrued expenses	$18,238	$18,624

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
See “Note 2: Acquisition of EPI Health” for additional detail regarding the Seller Note as it relates to the EPI Health purchase consideration and its estimated fair value.
Note 10: Commitments and Contingencies
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
In connection with the factoring facility, EPI Health will be charged a finance fee, defined as a floating rate per annum on outstanding advances under the Factoring Agreement, equal to the prime rate plus 2%, due on the first day of each month. EPI Health will also be charged a factoring fee of 0.35% of the gross face value of any trade accounts receivable for each 30 day period after the trade accounts receivable is purchased. Bay View has the right to demand repayment of any purchased receivables that remain unpaid for 90 days after purchase (or 100 days in the case of certain wholesale customers) or with respect to which any account debtor asserts a dispute.
The factoring facility is for an initial term of twelve months and will renew on a year to year basis thereafter, unless terminated in accordance with the Factoring Agreement. EPI Health may terminate the facility at any time upon 60 days’ prior written notice and payment to Bay View of an early termination fee equal to 0.25% of the Maximum Credit multiplied by the number of months remaining in the term.
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

The Company has evaluated the Factoring Agreement under the guidance in ASC 860, Transfers and Servicing (“ASC 860”). Based upon that evaluation, the Company has concluded that this agreement does not meet the criteria for sales accounting, and therefore is accounting for the Factoring Agreement as a secured borrowing. Accordingly, the Company records the advanced amount outstanding as a short-term liability and amounts in the controlled lockbox, which represent funds in transit to be applied against outstanding borrowings, as current restricted cash on its consolidated balance sheet. As of March 31, 2023 and December 31, 2022, advances of $7,922 and $10,302, respectively, were outstanding under the Factoring Agreement.
During the three months ended March 31, 2023, the Company incurred total costs of factoring, including the factoring fees, financing fees and administrative fees of $491, with $277 included as interest expense and the remainder included in selling, general and administrative expense in the consolidated statement of operations.
Contingencies
From time to time, the Company may have certain contingent liabilities that arise in the ordinary course of business activities. The Company accrues a liability for such matters when it is probable that future expenditures will be made and such expenditures can be reasonably estimated. See Legal Proceedings below for further discussion of pending legal claims.
The Company has entered into, and expects to continue to enter into, contracts in the normal course of business with various third parties who support its clinical trials, preclinical research studies and other services related to its development activities, including drug substance and drug product manufacturing technical transfer capabilities, production and supportive costs. The scope of the services under these agreements can generally be modified at any time, and these agreements can generally be terminated by either party after a period of notice and receipt of written notice. There have been no material contract terminations as of March 31, 2023.
See “Note 11: Stockholders’ Equity” regarding outstanding common stock warrants and pre-funded warrants.
Also, see “Note 14: Research and Development Agreements” regarding the Purchase Agreement with Reedy Creek and the Funding Agreement with Ligand.
Contingent Payment Obligations Related to the Purchase of EPI Health
See “Note 2: Acquisition of EPI Health” for certain contingent payments related to consideration due to EPG upon achievement of certain milestones by EPI Health.
Contingent Payment Obligations from Historical Acquisitions by EPI Health
There have been no material changes to the obligations and related agreements related to EPI Health as of March 31, 2023. Those obligations have been disclosed and explained in detail within the Annual Report.
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
See “Note 15: Stock-Based Compensation” regarding stock options, stock appreciation rights and restricted stock units.
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

Common Stock
The Company’s common stock has a par value of $0.0001 per share and consists of 200,000,000 authorized shares as of March 31, 2023 and December 31, 2022. There were 28,015,371 and 24,722,308 shares of voting common stock outstanding as of March 31, 2023 and December 31, 2022, respectively.
The Company had reserved shares of common stock for future issuance as follows:

	March 31, 2023	December 31, 2022
Outstanding warrants to purchase common stock	12,869,671	5,535,637
Outstanding stock options (Note 15)	1,033,370	1,032,570
Outstanding stock appreciation rights (Note 15)	60,000	60,000
Nonvested restricted stock units (Note 15)	423,505	457,406
For possible future issuance under the 2016 Stock Plan (Note 15)	274,902	241,801
	14,661,448	7,327,414
Preferred Stock
The Company’s restated certificate of incorporation provides the Company’s board of directors with the authority to issue $0.0001 par value preferred stock from time to time in one or more series by adopting a resolution and filing a certificate of designations. Voting powers, designations, preferences, dividend rights, conversion rights and liquidation preferences shall be stated and expressed in such resolutions. There were 10,000,000 shares designated as preferred stock and no shares outstanding as of March 31, 2023 and December 31, 2022.
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
During the three months ended March 31, 2023, the Company sold 543,063 shares of its common stock at an average price of approximately $1.64 per share for total net proceeds of $865 under the Equity Distribution Agreement. During the three months ended March 31, 2022, the Company sold 164,230 shares of its common stock at an average price of $3.53 per share for total net proceeds of $562 under the Equity Distribution Agreement.
In relation to the March 2023 Registered Direct Offering (as defined and described below), the Company agreed not to issue any additional securities in any variable rate transaction (as defined in the related securities purchase agreement) until September 16, 2023. In addition, the Company agreed not to issue any additional securities under the Equity Distribution Agreement until after May 15, 2023.
Because the Company’s public float was less than $75,000 at the date of the Annual Report, it is currently subject to shelf limitations under its current registration statement on Form S-3, Registration No. 333-262865 (the “Form S-3”). These “baby shelf” limitations, along with restrictions contained within the Equity Distribution Agreement on issuing shares above such limitations, will limit the amount the Company may offer under the Form S-3 and the capital it can raise thereunder until such time as the Company’s public float exceeds $75,000.

Outstanding Common Stock Warrants and Pre-funded Warrants
The Company has historically entered into certain equity offerings with underwriters and placement agents, such as the March 2023 Registered Direct Offering, the June 2022 Registered Direct Offering, the March 2020 Public Offering, and the March 2020 Registered Direct Offering, that included certain common stock warrant and pre-funded warrant issuances.
The following table presents the Company’s outstanding warrants to purchase common stock and pre-funded warrants for the periods indicated.

	March 31, 2023	December 31, 2022	Current Exercise Price Per Share

Pre-funded Warrants to purchase common stock issued in the March 2023 Registered Direct Offering	2,292,017	—	$0.0001
Warrants to purchase common stock issued in the March 2023 Registered Direct Offering	5,042,017	—	1.20
Warrants to purchase common stock issued in the June 2022 Registered Direct Offering	5,261,311	5,261,311	1.20
Warrants to purchase common stock issued in the March 2020 Public Offering	252,417	252,417	3.00
Underwriter warrants to purchase common stock associated with the March 2020 Public Offering	11,304	11,304	3.75
Placement agent warrants to purchase common stock issued in the March 2020 Registered Direct Offering	10,605	10,605	5.375
	12,869,671	5,535,637
The weighted average exercise price per share for warrants outstanding as of March 31, 2023 and December 31, 2022 was $1.03 and $2.86, respectively.
March 2023 Registered Direct Offering
On March 13, 2023, the Company entered into a securities purchase agreement with an institutional investor (the “March 2023 Purchaser”), pursuant to which the Company agreed to issue and sell to the March 2023 Purchaser, in a registered direct offering (the “March 2023 Registered Direct Offering”) (i) 2,750,000 shares (the “March 2023 Shares”) of the Company’s common stock, and accompanying common stock warrants (the “March 2023 Common Warrants”) to purchase an aggregate of 2,750,000 shares of common stock, for a combined price of $1.19 per share and accompanying common warrant, and (ii) pre-funded warrants to purchase 2,292,017 shares of the Company’s common stock (the “March 2023 Pre-funded Warrants”) and accompanying common warrants to purchase 2,292,017 shares of common stock, for a combined price of $1.1899 per pre-funded warrant and accompanying common warrant. The March 2023 Registered Direct Offering closed on March 16, 2023. Net proceeds from the offering were approximately $5,390 after deducting fees and commissions and offering expenses of approximately $610. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital.
As of March 31, 2023, 2,292,017 March 2023 Pre-funded Warrants and 5,042,017 March 2023 Common Warrants are outstanding.
The exercise price and the number of shares of common stock purchasable upon the exercise of the March 2023 Pre-funded Warrants and March 2023 Common Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, reclassifications and combinations of the Company’s common stock.
In their capacity as sole placement agent in connection with the March 2023 Registered Direct Offering, the Company paid H.C. Wainwright & Co., LLC (“H.C. Wainwright”) a placement agent fee in cash equal to 6.5% of the gross proceeds from the sale of the March 2023 Shares, the March 2023 Pre-funded Warrants and the March 2023 Common Warrants, and to reimburse certain expenses of H.C. Wainwright in connection with the March 2023 Registered Direct Offering. Each March 2023 Pre-funded Warrant had an exercise price of $0.0001 per share. The March 2023 Pre-funded Warrants were exercisable immediately upon issuance until all of the March 2023 Pre-funded Warrants are exercised in full. Each March 2023 Common Warrant is exercisable six months after the closing of the March 2023 Registered Direct Offering, has an exercise price of $1.20 per share and will expire 5.5 years from the date of issuance.

In connection with the March 2023 Registered Direct Offering, the Company and the March 2023 Purchaser agreed to amend the June 2022 Common Warrants, described below, to reduce the exercise price thereof from $2.851 to $1.20 per share of common stock, to delay the exercisability of the June 2022 Common Warrant until six months after the closing of the March 2023 Registered Direct Offering, and to extend the exercise period of the June 2022 Common Warrant until December 13, 2027. No other changes to the June 2022 Common Warrants were made.
June 2022 Registered Direct Offering
On June 9, 2022, the Company entered into a securities purchase agreement with an institutional investor (the “June 2022 Purchaser”), pursuant to which the Company agreed to issue and sell to the June 2022 Purchaser, in a registered direct offering priced at-the-market under Nasdaq rules (the “June 2022 Registered Direct Offering”) (i) 2,080,696 shares (the “June 2022 Shares”) of the Company’s common stock, and accompanying common stock warrants (the “June 2022 Common Warrants”) to purchase an aggregate of 2,080,696 shares of common stock, for a combined price of $2.851 per share and accompanying common warrant, and (ii) pre-funded warrants to purchase 3,180,615 shares of the Company’s common stock (the “June 2022 Pre-funded Warrants”) and accompanying common warrants to purchase 3,180,615 shares of common stock, for a combined price of $2.841 per pre-funded warrant and accompanying common warrant. The June 2022 Registered Direct Offering closed on June 13, 2022. Net proceeds from the offering were approximately $14,020 after deducting fees and commissions and offering expenses of approximately $948. Offering costs were netted against the offering proceeds and recorded to additional paid-in capital.
As of March 31, 2023, no June 2022 Pre-funded Warrants and 5,261,311 June 2022 Common Warrants are outstanding.
Each June 2022 Pre-funded Warrant had an exercise price of $0.01 per share. The June 2022 Pre-funded Warrants were exercisable immediately upon issuance until all of the June 2022 Pre-funded Warrants were exercised in full. Each June 2022 Common Warrant was immediately exercisable and initially had an exercise price of $2.851 per share and was to expire five years from the date of issuance. However, as noted above, as part of the March 2023 Registered Direct Offering, these terms were amended.
The exercise price and the number of shares of common stock purchasable upon the exercise of the June 2022 Pre-funded Warrants and June 2022 Common Warrants are subject to adjustment upon the occurrence of specific events, including stock dividends, stock splits, reclassifications and combinations of the Company’s common stock.
The Company entered into a placement agent agreement (the “June 2022 Placement Agent Agreement”) dated as of June 9, 2022, engaging Oppenheimer to act as the sole placement agent in connection with the June 2022 Registered Direct Offering. Pursuant to the June 2022 Placement Agent Agreement, the Company agreed to pay Oppenheimer a placement agent fee in cash equal to 5.0% of the gross proceeds from the sale of the June 2022 Shares, the June 2022 Pre-funded Warrants and the June 2022 Common Warrants, and to reimburse certain expenses of Oppenheimer in connection with the June 2022 Registered Direct Offering.
Common Stock Warrants
The March 2023 Common Warrants and the June 2022 Common Warrants (collectively, the March 2023 and June 2022 Common Warrants”) include certain provisions that establish warrant holder settlement rights that take effect upon the occurrence of certain fundamental transactions. The March 2023 and June 2022 Common Warrants define a fundamental transaction to generally include any consolidation, merger or other transaction whereby another entity acquires 50% or more of the Company’s outstanding common stock or the sale of all or substantially all of the Company’s assets. The fundamental transaction provision provides the warrant holders with the option to settle any unexercised warrants for cash in the event of certain fundamental transactions that are within the control of the Company. For any fundamental transaction that is not within the control of the Company, including a fundamental transaction not approved by the Company’s board of directors, the warrant holder will only be entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. In the event of any fundamental transaction, and regardless of whether it is within the control of the Company, the settlement amount of the March 2023 and June 2022 Common Warrants (whether in cash, stock or a combination thereof) is determined based upon a Black-Scholes value that is calculated using inputs as specified in the March 2023 and June 2022 Common Warrants, including a defined volatility input equal to the greater of the Company’s 100-day historical volatility or 100%.
The March 2023 and June 2022 Common Warrants also include a separate provision whereby the exercisability of such warrants may be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% (or an amount up to 9.99% if the holder so elects) of the Company’s common stock.

The Company assessed the March 2023 and June 2022 Common Warrants for appropriate equity or liability classification pursuant to the Company’s accounting policy described in “Note 1: Organization and Significant Accounting Policies.” During this assessment, the Company determined (i) the March 2023 and June 2022 Common Warrants did not constitute a liability under ASC 480; (ii) the March 2023 and June 2022 Common Warrants met the definition of a derivative under ASC 815; (iii) the warrant holder’s option to receive a net cash settlement payment under the March 2023 and June 2022 Common Warrants only becomes exercisable upon the occurrence of certain specified fundamental transactions that are within the control of the Company; (iv) upon the occurrence of a fundamental transaction that is not within the control of the Company, the warrant holder would receive the same type or form of consideration offered and paid to common stockholders; (v) the March 2023 and June 2022 Common Warrants are indexed to the Company’s common stock; and (vi) the March 2023 and June 2022 Common Warrants met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the March 2023 and June 2022 Common Warrants are freestanding equity-linked derivative instruments that met the criteria for equity classification. Accordingly, the March 2023 and June 2022 Common Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
The Company also assessed the modification to the June 2022 Common Warrants related to the March 2023 Registered Direct Offering and concluded that the equity classification was appropriate. In addition, the change in the fair value related to the modification of the June 2022 Common Warrants of $481 was recorded as an offering cost and reflected within additional paid-in capital at the time of modification.
Pre-funded Warrants
The March 2023 Pre-funded Warrants and the June 2022 Pre-funded Warrants’ (collectively, the “March 2023 and June 2022 Pre-funded Warrants”) fundamental transaction provision do not provide the warrant holders with the option to settle any unexercised warrants for cash in the event of any fundamental transactions; rather, in all fundamental transaction scenarios, the warrant holder is only entitled to receive from the Company or any successor entity the same type or form of consideration (and in the same proportion) that is being offered and paid to the stockholders of the Company in connection with the fundamental transaction, whether that consideration be in the form of cash, stock or any combination thereof. The March 2023 and June 2022 Pre-funded Warrants also include a separate provision whereby the exercisability of the warrants could be limited if, upon exercise, the warrant holder or any of its affiliates would beneficially own more than 4.99% (or an amount up to 9.99% if the holder so elects) of the Company’s common stock.
The Company assessed the March 2023 and June 2022 Pre-funded Warrants for appropriate equity or liability classification. During this assessment, the Company determined the March 2023 and June 2022 Pre-funded Warrants were freestanding instruments that did not meet the definition of a liability pursuant to ASC 480 and did not meet the definition of a derivative pursuant to ASC 815. The March 2023 and June 2022 Pre-funded Warrants were indexed to the Company’s common stock and met all other conditions for equity classification under ASC 480 and ASC 815. Based on the results of this assessment, the Company concluded that the March 2023 and June 2022 Pre-funded Warrants were freestanding equity-linked financial instruments that met the criteria for equity classification under ASC 480 and ASC 815. Accordingly, the March 2023 and June 2022 Pre-funded Warrants were classified as equity and were accounted for as a component of additional paid-in capital at the time of issuance.
Note 12: Net Product Revenues
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

Net product revenues are summarized as follows:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Total Net Product Revenues	Percentage of Net Product Revenues	Total Net Product Revenues	Percentage of Net Product Revenues
Rhofade	$1,099	45.6%	$838	116.7%
Wynzora	532	22.1%	—	—%
Minolira	345	14.3%	78	10.9%
Cloderm	218	9.0%	42	5.8%
Other	217	9.0%	(240)	(34.4)%
Net product revenues	$2,411	100.0%	$718	100.0%
For the period March 11, 2022 through March 31, 2022, the Company recorded adjustments for certain commercial products for accruals that were assumed as of the EPI Health Acquisition date within the Other category in the table above.
For the three months ended March 31, 2023, one of the Company’s wholesaler customers accounted for more than 10% of its total gross product revenues, at 15%. For the three months ended March 31, 2022, one of the Company’s customers accounted for more than 10% of its total gross product revenues, at 13%.
Wynzora Agreement
As disclosed within the Annual Report, effective as of January 1, 2022, EPI Health entered into an amended and restated promotion and collaboration agreement with MC2 Therapeutics Limited (“MC2”), relating to the commercialization of Wynzora for treatment of plaque psoriasis in adults in the United States (the “MC2 Agreement”). Pursuant to the MC2 Agreement, which sets forth the collaborative efforts between EPI Health and MC2 to commercialize and promote Wynzora with MC2 in the United States, MC2 granted EPI Health an exclusive right and license under MC2’s intellectual property rights to sell, or detail (as defined in the MC2 Agreement), and engage in certain commercialization activities with respect to Wynzora in the United States. The Company assessed the MC2 Agreement and determined it is a collaboration arrangement within the scope of ASC 808. Per the MC2 agreement, the Company proposes a commercialization plan and incremental cost budget annually, which is developed in consultation with and subject to the approval of MC2. The Company is required to use commercially reasonable efforts to perform its commercialization activities in accordance with the commercialization plan.
MC2 pays advance payments to the Company on a quarterly basis, prior to the beginning of each calendar quarter, for incremental costs expected to be incurred by the Company during such calendar quarter for the promotion and commercialization of Wynzora, including (i) promotional campaigns and related services performed by third parties, (ii) a portion of the Company’s personnel and commercial operating costs, and (iii) the supply price of Wynzora product inventory. The Company records an accrued deposit liability within accrued expenses on its balance sheets upon receipt of an advance payment for promotional and commercialization services not yet performed or incurred by the Company. As such services are performed and qualifying incremental expenses are incurred, the Company recognizes a contra-expense pursuant to the Company’s accounting policy described in “Note 1: Organization and Significant Accounting Policies.”
During the three months ended March 31, 2023, the Company recognized contra-expenses of $2,110 under this agreement. The accrued deposit liability related to the receipt of advance payments from MC2 for future incremental costs was zero as of March 31, 2023, which would be presented within accrued expenses in the accompanying condensed consolidated balance sheets.
This agreement is disclosed and explained in detail within the Annual Report.
Other Agreements
The Company notes that additional licensing and collaboration agreement rights and obligations are disclosed and explained in detail within the Annual Report, and that there were no material changes thereto as of March 31, 2023.
Note 13: License and Collaboration Revenues
The Company has license and collaboration revenues, summarized as follows:
Sato Agreement – SB206 and SB204 - the agreement related to SB206, the Company’s drug candidate for the treatment of viral skin infections, and SB204, the Company’s drug candidate for the treatment of acne vulgaris; both for the Japanese territory.

Sato Rhofade Agreement – the agreement for the right and license under certain of EPI Health's intellectual property rights to develop, manufacture and market Rhofade (oxymetazoline hydrochloride cream, 1%) for the treatment of rosacea in Japan.
Prasco Cloderm AG – the agreement with Prasco, LLC (“Prasco”) for the right and license to purchase, distribute and sell an authorized generic (“AG”) version of Cloderm (clocortoline pivalate cream 0.1%) (“Cloderm AG”), indicated for the relief of the inflammatory and pruritic manifestations of corticosteroid-responsive dermatoses.
These agreement are disclosed and explained in detail within the Annual Report, and there have been no material changes thereto as of March 31, 2023.
The post-acquisition operating results of EPI Health are reflected within the Company’s condensed consolidated statement of operations and comprehensive loss for the three months ended March 31, 2022, specifically from March 11, 2022 through March 31, 2022. License and collaboration revenues are summarized as follows:

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
	Total License and Collaboration Revenues	Percentage of License and Collaboration Revenues	Total License and Collaboration Revenues	Percentage of License and Collaboration Revenues
Sato Agreement - SB206 and SB204	$646	110.4%	$646	55.0%
Prasco Agreement - Cloderm AG	(61)	(10.4)%	115	9.8%
Other	—	—%	413	35.2%
License and collaboration revenues	$585	100.0%	$1,174	100.0%

Sato Rhofade Agreement
As disclosed within the Annual Report, in December 2022, the Company entered into a license agreement with Sato Pharmaceutical Co., Ltd. (“Sato”) in which they were granted an exclusive, royalty-bearing, non-transferable right and license under certain of EPI Health’s intellectual property rights to develop, manufacture and market Rhofade (oxymetazoline hydrochloride cream, 1%) for the treatment of rosacea in Japan (the “Sato Rhofade Agreement”). In addition, per the Sato Rhofade Agreement, during a specified time period, Sato has an exclusive option to negotiate the terms under which its license would be expanded to include certain other countries in the Asia-Pacific region.
For the three months ended March 31, 2023, the Company received in cash the upfront payment of $5,000 related to this agreement’s execution in December 2022. The Company recognized no revenue from the Sato Rhofade Agreement during the three months ended March 31, 2023.
Sato Agreement – SB206 and SB204
As disclosed within the Annual Report, on January 12, 2017, the Company entered into a license agreement, and related first amendment, with Sato relating to SB204, its drug candidate for the treatment of acne vulgaris in Japan (the “Sato Agreement”). On October 5, 2018, the Company and Sato entered into the second amendment to the Sato Agreement (the “Sato Amendment”). The Sato Amendment expanded the Sato Agreement to include SB206, the Company’s drug candidate for the treatment of viral skin infections, in addition to the prior agreement related to SB204.
The Company concluded that certain elements of consideration would be included in the transaction price as they were (i) received prior to March 31, 2023, or (ii) payable upon specified fixed dates in the future and not contingent upon clinical or regulatory success in Japan. The Company also concluded that certain elements of consideration would not be included in the transaction price as they are contingent upon clinical or regulatory success in Japan.
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

The following tables present the Company’s contract assets, contract liabilities and deferred revenue balances for the dates indicated.

	Contract Asset	Contract Liability	Net Deferred Revenue
December 31, 2022	$—	$10,665	$10,665

March 31, 2023	$—	$10,019	$10,019

	Short-term Deferred Revenue	Long-term Deferred Revenue	Net Deferred Revenue
December 31, 2022	$2,586	$8,079	$10,665

March 31, 2023	$2,586	$7,433	$10,019
The Company has recorded the Sato Agreement (both the initial agreement and as amended by the Sato Amendment) transaction price, including the upfront payments received and the unconstrained variable consideration, as deferred revenue.
The change in the net deferred revenue balance during the three months ended March 31, 2023 was associated with the recognition of license and collaboration revenue associated with the Company’s performance during the period (continued amortization of deferred revenue).
During each of the three months ended March 31, 2023 and 2022, the Company recognized $646 in license and collaboration revenue under the Sato Agreement. The Company has concluded that certain consideration is probable of not resulting in a significant revenue reversal and therefore such consideration is included in the transaction price and is allocated to the single performance obligation. No other variable consideration under the Sato Agreement is probable of not resulting in a significant revenue reversal as of March 31, 2023 and therefore is currently fully constrained and excluded from the transaction price.
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
The estimated timeline remains subject to prospective reassessment and adjustment based upon Sato’s interaction with the Japanese regulatory authorities and other developmental and timing considerations. The combined SB204 and SB206 development program timeline in Japan is continuously reevaluated by Sato and the Company, and may potentially be further affected by various factors, including (i) the analyses, assessments and decisions made by the joint development committee and the applicable regulatory authorities, which will influence and establish the combined SB204 and SB206 Japan development program plan, (ii) the remaining timeline and progression of the SB206 regulatory approval process in the United States, (iii) the active pharmaceutical ingredient (“API”) and drug product supply chain progression, including the Company’s in-house drug manufacturing capabilities, (iv) the Company’s manufacturing technology transfer projects with third-party CMOs, and (v) a drug delivery device technology enhancement project with a technology manufacturing vendor.
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
Performance Obligations under the Sato Agreement
The amount of existing performance obligations associated with the Sato Agreement unsatisfied as of March 31, 2023 was $10,019. The Company expects to recognize approximately 26% of the remaining performance obligations as revenue over the next 12 months, and the balance thereafter. The Company applied the practical expedient and does not disclose information about variable consideration related to sales-based or usage-based royalties promised in exchange for a license of intellectual property.
Note 14: Research and Development Agreements
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
During the three months ended March 31, 2023, one regulatory milestone payment due under the Ligand Funding Agreement of $1,000 was triggered. As of and for the three months ended March 31, 2023, this amount has been recorded within accrued expenses, and research and development expenses within the condensed consolidated balance sheet and condensed consolidated statement of operations, respectively.
For the three months ended March 31, 2023 and 2022, the Company recorded contra-research and development expense related to the SB206 developmental program of $200 and $297, respectively, related to amortization of the Ligand Funding Agreement amount.

Note 15: Stock-Based Compensation
2016 Incentive Award Plan
During the three months ended March 31, 2023 and 2022, the Company continued to administer and grant awards under the 2016 Incentive Award Plan, as amended (the “2016 Plan”), the Company’s only active equity incentive plan. Certain of the Company’s stock options granted under the Company’s 2008 Stock Plan (the “2008 Plan”), which is the predecessor to the 2016 Plan and became inactive upon adoption of the 2016 Plan effective September 20, 2016, remain outstanding and exercisable.
On March 29, 2023, the Company’s board of directors approved an amendment to the 2016 Plan to increase the number of shares reserved for future issuance under the 2016 Plan and also make changes to withhold payment of dividends and dividend equivalents to those that receive grants under the 2016 Plan until such awards vest in full. Such approval is contingent on stockholder approval of the amendment, which the Company will seek at its upcoming annual meeting. See “Note 18: Subsequent Events” for additional detail.
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
Stock Compensation Expense
During the three months ended March 31, 2023 and 2022, the Company recorded stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
Stock options	$286	$381
Restricted stock units	145	—
Total	$431	$381

Total stock-based compensation expense included in the accompanying condensed consolidated statements of operations and comprehensive loss is as follows:

	Three Months Ended March 31,
	2023	2022
Research and development	$146	$73
Selling, general and administrative	285	308
Total	$431	$381

2016 Plan Award Activity
Stock option activity for the three months ended March 31, 2023 is as follows:

	Shares Subject to Outstanding Options	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Options outstanding as of December 31, 2022	1,032,570	$9.34
Options granted	15,200	1.45
Options forfeited	(14,400)	3.02
Options outstanding as of March 31, 2023	1,033,370	$9.31	8.09	$—
RSU activity for the three months ended March 31, 2023 is as follows:

	Shares Subject to Outstanding RSUs	Weighted- Average Grant Date Fair Value
Nonvested RSUs outstanding as of December 31, 2022	457,406	$2.86
RSUs granted	12,200	1.50
RSUs forfeited	(46,101)	2.81
RSUs vested	—	—
Nonvested RSUs outstanding as of March 31, 2023	423,505	$2.79
As of March 31, 2023, there were a total of 1,033,370 stock options, 423,505 RSUs and 60,000 SARs outstanding; and there were 274,902 shares available for future issuance under the 2016 Plan.
Note 16: Fair Value
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
The following table summarizes the change in fair value, as determined by Level 3 inputs for the contingent consideration liability for the quarter ended March 31, 2023:

Balance at December 31, 2022	$2,488
Change in fair value	365
Reclassification to accrued expenses	(500)
Balance at March 31, 2023	$2,353

Contingent consideration liability, current portion	$—
Contingent consideration liability, net of current portion	2,353
Balance at March 31, 2023	$2,353

During the three months ended March 31, 2023, two potential milestone payments of additional contingent consideration expired without being triggered: (i) the First Sales Based Milestone; and (ii) the Wynzora Milestone. In addition, one milestone payment, the Transition Services Agreement Milestone, was triggered and has been reclassified to accrued expenses within the condensed consolidated balance sheet as of March 31, 2023.
The following tables present the significant inputs and valuation methodologies used for the Company’s fair value of the contingent consideration liability, in addition to EPI Health’s forecasted net sales from the EPI Health legacy products:

Sitavig Milestones (Regulatory)
Valuation methodology	Probability-Weighted
Term (in years)	3.0
Payment term (in years)	3.25
Adjusted discount rate	17.59%

	Second Sales Based Milestone	Sitavig Milestones (Commercial)
Valuation methodology	Monte Carlo	Monte Carlo
Risk-adjusted discount rates (minimum)	8.84%	8.52%
Risk-adjusted discount rates (maximum)	9.90%	8.75%
Net sales volatility (per annum)	12.0%	13.0%
Credit spread (continuous)	13.39%	15.02%
For the three months ended March 31, 2023, there was a $365 increase in fair value of the contingent consideration related to the EPI Health Acquisition recorded in the accompanying condensed consolidated statements of operations and comprehensive loss related primarily to changes in market assumptions, management forecasts and discount rates since the transaction date.
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
The following table presents information about the classification and potential earnout periods for the Company’s contingent consideration liability as of March 31, 2023:

	Classification	Earnout Period
Second Sales Based Milestone	Non-current portion	1-Apr-2023 to 31-Mar-2026
Sitavig Milestones	Non-current portion	1-Apr-2026 to 1-Oct-2036
See “Note 2: Acquisition of EPI Health” for additional detail regarding contingent consideration related to the transaction.
Note 17: Segment Information
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

Segment revenue, net and comprehensive loss and total assets were as follows:

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue
Commercial operations	$2,349	$1,246
Research and Development operations	817	682
Total revenue	$3,166	$1,928

Net loss
Commercial operations	$(5,046)	$(726)
Research and Development operations	(9,073)	(12,654)
Net loss and comprehensive loss	$(14,119)	$(13,380)

As of
March 31, 2023
Assets
Commercial operations	$45,964
Research and Development operations	33,829
Total assets	$79,793
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
Although all of the Company’s operations are based in, and all net product revenue is generated from, sales in the United States, the revenue generated from its licensing partner in Japan was $646 or 20% of total revenue, during the three months ended March 31, 2023, which was attributed to the Research and Development Operations segment. During the three months ended March 31, 2022, the Company generated revenue from its licensing partner in Japan of $646 or 34% of total revenue.
Note 18: Subsequent Events
2016 Incentive Award Plan
On April 27, 2023, the Company filed its Definitive Proxy Statement associated with its 2023 Annual Meeting of Stockholders (the “2023 Annual Meeting”). The 2023 Annual Meeting is scheduled for June 6, 2023 and includes a proposal to amend the 2016 Plan that would (i) increase the aggregate number of shares of the Company’s common stock that may be issued under the 2016 Plan by 3,980,000 shares, and (ii) provide that dividends and dividend equivalent rights on awards will accrue only to the extent that all of the vesting conditions placed on such award are fully satisfied.
In February 2023, the compensation committee of the board of directors approved the grant of a series of RSUs and stock options to certain of its employees (the “February 2023 Awards”) totaling 2,981,000 awards. The February 2023 Awards were granted by the compensation committee on a contingent basis and shall be considered voided in full if the Company fails to obtain stockholder approval of the amendment to the 2016 Plan to authorize sufficient underlying common shares for the February 2023 Awards.
Sato Agreement – SB206 and SB204
As discussed in “Note 13: License and Collaboration Revenues”, the Company monitors and reassesses the estimated performance period for purposes of revenue recognition during each reporting period. During the three months ended March 31,

2023, the Company estimated a 10-year performance period, completing in the first quarter of 2027, based upon the most recent Sato-prepared SB206 Japanese development program timeline.
On April 20, 2023, Sato provided an updated Japanese development program timeline related to SB206 and SB204. Based upon that plan, which remains under evaluation by the Company and Sato, the projected performance period may be extended until the third quarter of 2028. Furthermore, Sato has indicated that a SB204 Phase 2/3 study in Japan would be conducted after completion of a Phase 3 study in the U.S. The Company is evaluating the impact of this updated Japanese development program timeline and may adjust its performance period related to this agreement during the second quarter of 2023.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations in conjunction with our condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and our audited financial statements and notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 30, 2023 (referred to herein as our Annual Report).
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
•We will need significant additional funding to continue our commercial operating activities and for the advancement of our product development programs, including potential commercialization efforts for SB206, beyond what is currently included in our operating forecast and related cash projection. As of March 31, 2023, we had an accumulated deficit of $324.4 million and cash and cash equivalents of $12.5 million. If we are unable to raise capital, we would be forced to delay, reduce, terminate or eliminate our product development programs, or our current and future commercialization efforts and/or delay, defer, or reduce our cash expenditures, or we may need to dissolve and liquidate our assets or seek protection under bankruptcy laws. If we are forced to terminate or eliminate our product development programs or pursue other strategic alternatives or corporate transactions, there can be no assurance that such actions would result in any additional stockholder value. If we are forced to wind down our operations, liquidate or seek bankruptcy protection, it is unclear to what extent we will be able to pay our obligations, and, accordingly, it is further unclear whether and to what extent any resources would be available for distributions to our stockholders, whereby, our stockholders may lose some or all of their investment.
•In March 2022, we acquired EPI Health, LLC, or EPI Health, and such acquisition is referred to as the EPI Health Acquisition. Integrating the EPI Health and legacy Novan businesses is a continuing process that involves risks associated with acquisitions and integrating acquired businesses. Failure to do so effectively may have an adverse effect.
•Raising additional capital may reduce the trading price of our common stock. Any future additional issuances of equity, or debt convertible into equity, may result in significant dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies, product candidates or commercial products.
•The price of our common stock has been and may continue to be volatile and fluctuate significantly, which could result in substantial losses for our existing stockholders.
•Our revenue is dependent upon sales of our medical dermatology products, and setbacks relating to the sale of such commercial products have impaired and may continue to impair our operating results, including if our competitors develop treatments for our commercial portfolio’s target indications or more effectively execute their commercialization strategies, which could limit our commercial opportunity and profitability.

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
For a further discussion of risks that could cause or contribute to differences between actual results and those implied by forward-looking statements, see the “Risk Factors” section in our Annual Report.
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
We employ approximately 90 staff, including sales personnel currently covering 42 territories. We promote products for plaque psoriasis, rosacea and acne, which we refer to as our Commercial Operations segment. We also have a pipeline of potential product candidates using our proprietary nitric oxide-based technology platform, Nitricil, to generate new treatments for multiple indications, which we refer to as our Research and Development Operations segment. We disclose information about our reportable segments based on the way that we organize segments within the Company for making operating decisions and assessing financial performance. See “Note 17: Segment Information” to the accompanying condensed consolidated financial statements for certain financial information related to our reportable segments.

Business Updates
•In January 2023, we received an upfront payment of $5.0 million based on entry into an exclusive license agreement with Sato in December 2022 granting Sato the right to develop, manufacture and market Rhofade (oxymetazoline hydrochloride 1% cream) for rosacea in the Japan territory. Under the exclusive license agreement, in addition to this upfront payment, we are entitled to receive a $2.5 million milestone payment at the time of marketing approval in Japan and royalty payments on net sales of the product in Japan. Sato will be responsible for obtaining regulatory approval in Japan and will have the right to use our U.S. dossier for Rhofade held by EPI Health. Sato will also have a right of first negotiation related to Rhofade in certain other countries in the Asia Pacific region. A portion of the amounts of the upfront and milestone payments are payable by us to a third party under contractual obligations related to Rhofade.
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
•In March 2023, we announced the closing of a $6.0 million registered direct offering with an institutional investor.
•The increase in our net product revenue from the three months ended March 31, 2023 as compared to the three months March 31, 2022 was due to the timing of the EPI Health Acquisition, partially offset by the impacts of a manufacturing delay with one supplier for our Rhofade commercial product. Rhofade was on back order from March 2023 until early April 2023. This temporary “stock out” of Rhofade impacted the overall net product revenue during the first quarter, however, the volume in mid-April of 2023 rebounded when the product was restocked with our customers.
•We are continuing to progress elements of our prelaunch strategy and commercial preparations for SB206. We believe the addition of the EPI Health commercial infrastructure across the sales, marketing, and communications functions, in addition to the fully dedicated market access and pharmacy relations teams, will benefit the commercial launch of SB206, if approved.
Working Capital and Additional Capital Needs
We will continue to need additional funding to support our planned and future operating activities, including to support our commercial operations until they are profitable, and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates that are under development, and our funding needs will largely be determined by our commercialization strategy for SB206 (berdazimer gel, 10.3%), subject to the regulatory approval process and outcome. We are pursuing a broad range of financing options and other potential strategic transactions that could be used to extend our cash runway, including, among other things, to further prepare for commercialization of SB206 following approval.
Further advancement of our molluscum program, including through the NDA process and potential commercialization of SB206, and advancement of any other early-stage or late-stage clinical program across our platform, is subject to our ability to secure additional capital. Sources of additional capital may potentially include (i) debt or equity financings, such as through sales of common stock, or (ii) other sources, such as partnerships, collaborations, licensing, grants or other strategic relationships or transactions. Any issuance of equity, or debt convertible into equity, would result in further significant dilution to our existing stockholders.
In addition to the regulatory progression of SB206, including implementing prelaunch strategy and commercial preparation, subject to obtaining additional financing or strategic partnering, we may progress (a) SB204, a topical monotherapy for the treatment of acne, by commencing a pivotal Phase 3 study, or (b) SB019, as a potential intranasal treatment option for respiratory infections.
As of March 31, 2023, we had total cash and cash equivalents of $12.5 million and a working capital deficit of $11.2 million. In mid-March 2023, we consummated a registered direct offering with an institutional investor for gross proceeds of approximately $6.0 million, or the March 2023 Registered Direct Offering. See “Note 11: Stockholders’ Equity” to the accompanying condensed consolidated financial statements for more information on the Equity Distribution Agreement and the March 2023 Registered Direct Offering.
We believe that our existing cash and cash equivalents as of March 31, 2023, plus expected receipts associated with product sales from our commercial product portfolio, will provide us with liquidity to fund our planned operating needs into late second quarter of 2023. Variability in our operating forecast, driven primarily by (i) commercial product sales, (ii) timing of operating expenditures, and (iii) unanticipated changes in net working capital, will impact our cash runway.
Because our public float was less than $75.0 million at the date of our Annual Report, we are currently subject to limitations under our current registration statement on Form S-3, which will limit the amount we may offer under our Form S-3 shelf registration statement. These “baby shelf” limitations, along with restrictions imposed by the Equity Distribution Agreement dated March 11, 2022, or the Equity Distribution Agreement, with Oppenheimer & Co., Inc., or Oppenheimer, on issuing shares above such limitations, will impact our ability to raise capital thereunder until such time as our public float exceeds $75.0 million.
Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including, but not limited to, delaying, reducing, terminating or eliminating planned product candidate development activities or our preparations for potential commercial launch of SB206 (berdazimer gel, 10.3%), if approved, to conserve our cash and cash equivalents. We may pursue additional capital through equity or debt financings, including potential sales under the Equity Distribution Agreement, or from other sources, including partnerships, collaborations, licensing, grants or other strategic relationships. Alternatively, we may seek to engage in one or more potential transactions, which could include the sale of our company, or the sale, licensing or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to us.
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
Research and Development Portfolio
Our proprietary technology platform leverages nitric oxide’s naturally occurring anti-viral, anti-bacterial, anti-fungal, and immunomodulatory mechanisms of action to treat a range of diseases with significant unmet needs. Nitric oxide plays a vital role in the natural immune system response against microbial pathogens and is a critical regulator of inflammation. Our ability to harness nitric oxide and its multiple mechanisms of action has enabled us to create a platform with the potential to generate differentiated product candidates. The two key components of our nitric oxide platform are our proprietary Nitricil technology, which drives the creation of NCEs and our formulation science, both of which we use to tune our product candidates for specific indications. Our ability to deploy nitric oxide in a solid form, on demand and in localized formulations allows us the potential to improve patient outcomes in a variety of diseases.
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
In early January 2023 we submitted an NDA to the FDA seeking marketing approval for berdazimer gel, 10.3% (SB206), and in March 2023, we announced that the FDA completed its filing review of our NDA . The FDA determined our application was sufficiently complete, no filing review issues were identified, the substantive review process had commenced, and we were assigned a Prescription Drug User Fee Act goal date of January 5, 2024. The Company continues to progress through the NDA review process.
SB204, for the Treatment of Acne Vulgaris
SB204 is a product candidate designed as a once-daily, topical monotherapy for the treatment of acne vulgaris, a multi-factorial disease with multiple aspects of the disease pathology (immunomodulatory and anti-bacterial). Acne vulgaris is the most common skin condition in the United States. The disease ranges in severity from mild to severe cystic acne and causes both physical and psychological effects, including permanent scarring, anxiety, depression and poor self-esteem. Acne is a multi-factorial disease with several mechanistic contributors to the disease pathology, often requiring multiple treatments that address more than one of the major causes of acne pathogenesis. Localized nitric oxide delivery may provide immunomodulatory (anti-

inflammatory) and anti-bacterial mechanisms of action from a single active ingredient. We believe that acne continues to be characterized as an unmet medical need due to the difficulty of balancing efficacy, systemic safety and cutaneous tolerability, as well as the growing concerns with anti-bacterial resistance with existing therapies. In our SB204 clinical development program, topical application of SB204 has been well-tolerated with no significant safety concerns identified. In maximal-use pharmacokinetic trials that we have conducted in adult and pediatric patients with acne vulgaris, we observed no detectable systemic exposure from SB204 following its topical application.
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
Sato Agreement
In January 2017, we licensed rights to Sato to develop, use, and sell SB204 in certain topical dosage forms in Japan for the treatment of acne vulgaris, and to manufacture the finished form of SB204 for sale in Japan. In 2018, we licensed rights to Sato to develop, use, and sell SB206 in certain topical dosage forms in Japan for the treatment of viral skin infections, and to manufacture the finished form of SB206 for sale in Japan. The significant terms and the related accounting considerations of our licensing arrangement with Sato are further described in “Note 13: License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
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
Advancement in Men’s and Women’s Health
We have been awarded federal grants of approximately $1.3 million from the National Institutes of Health, or NIH, and approximately $1.1 million from the U.S. Department of Defense’s Congressionally Directed Medical Research Programs.

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
Trademarks
Novan® is a registered trademark of our company in the United States, and we own or have a license to use trademarks for our commercial products. In addition, we have pending trademark applications in the United States, including for Nitricil. We previously received notice that the FDA conditionally accepted Kinsolus as the brand name for SB206, if approved. We have determined that we will not be pursuing Kinsolus as the potential brand name for SB206. We are evaluating other potential brand names for SB206, if approved, and we are working with the FDA to determine another conditionally accepted brand name.
Our Customers
We primarily sell our medical dermatology prescription products direct to pharmacies and to national wholesaler channels. Our wholesalers and distributors purchase products from us and, in turn, supply products to retail drug store chains, independent pharmacies and others. As of March 31, 2023, three of our wholesaler customers accounted for more than 10% of our total accounts receivable balance at 31%, 16% and 11%, respectively.
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
Supply Chain
We continue to assess the impact of global constraints on our supply chain and related vendors across various industries, including interruption of, or delays in receiving, supplies of raw materials, API, drug product or finished goods from third-party manufacturers due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems and potential price increases. We are also continuing to evaluate the impacts of COVID-19 and global supply chain constraints on our new facility. We have completed the commissioning of our new facility to support various research and development and cGMP activities, including small-scale manufacturing capabilities for API and drug product. We are in the process of, and proceeding with the related preparatory activities associated with, qualifying and validating the manufacturing equipment for use in API production.
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
Manufacturing and Supply of Commercial Products
We currently rely upon contract manufacturers to produce our commercial product portfolio and expect to continue to rely upon these contract manufacturers for any current and future EPI Health legacy product production. As with any supply agreement with contract manufacturers, obtaining finished goods of appropriate quality cannot be guaranteed. Our third-party manufacturers have other customers, depend on other third party suppliers for materials and may have other priorities that could affect their ability to perform their supply obligations to us satisfactorily and on a timely basis. Any of these occurrences would be beyond our control. For example, due to a manufacturing delay with one supplier, our Rhofade commercial product was on back order from March 2023 until early April 2023. This temporary “stock out” of Rhofade impacted the overall revenue for Rhofade during the first quarter, however, the volume in mid-April of 2023 rebounded when the product was restocked. We expect to similarly rely on contract manufacturing relationships for any products that we may acquire in the future.
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
Financial Overview
Since our incorporation in 2006 through mid-March 2022, we devoted substantially all of our efforts to developing our nitric oxide platform technology and resulting product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. With the acquisition of a commercial entity, EPI Health, in March 2022, we expanded our business into marketing and sales efforts with a portfolio of therapeutic products for skin diseases.
To date, we have focused our funding activities primarily on equity raises and strategic relationships. However, other historical forms of funding have included payments received from licensing and supply arrangements, as well as government research contracts.

We have incurred net losses in each year since inception. As of March 31, 2023, we had an accumulated deficit of $324.4 million, and there is substantial doubt about our ability to continue as a going concern. We incurred net losses of $14.1 million and $13.4 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to incur substantial losses in the future as we conduct our planned operating activities.
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
For additional information regarding our accounting for net product revenues, see “Note 1: Organization and Significant Accounting Policies” and “Note 12: Net Product Revenues” to the accompanying condensed consolidated financial statements.
License and Collaboration Revenues
License and collaboration revenues consist of (i) the recognition of certain fixed and variable consideration under the Sato license agreement that was entered into during the first quarter of 2017, as amended in October 2018, or the Sato Agreement, that either has been received to date in the form of upfront and milestone payments or non-contingent milestone payments that become payable upon the earlier occurrence of specified fixed dates or are contingent milestone payments that become payable upon the achievement of specified milestone events, (ii) amounts due under the Sato Rhofade Agreement in the form of upfront and milestone payments, and (iii) a distribution and supply agreement related to an out-license of an authorized generic, or AG, version of Cloderm, or Cloderm AG.
For additional information regarding our accounting for license and collaboration revenues, see “Note 1: Organization and Significant Accounting Policies” and “Note 13: License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
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
We expect that for the foreseeable future, the substantial majority of our research and development efforts will be focused on (i) technical transfer and supportive manufacturing activities by our drug product CMO, (ii) operational testing and validation activities related to the NDA pre-inspection process, and (iii) regulatory and quality documentation compilation related to our CMC information, clinical data, drug manufacturing and related processes.
We also expect to incur substantial costs in 2023 associated with our research and development personnel, and manufacturing capability costs related to the infrastructure necessary to support small-scale drug substance and drug product manufacturing operations at our corporate headquarters, including capital costs subject to depreciation and various ongoing operating costs. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory approval updates related to SB206, potential SB206 commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
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
We expect to continue to incur substantial selling, general and administrative expenses in 2023 in support of our commercial product portfolio and the prelaunch strategy and commercial preparation activities for SB206. We may decide to revise our plans or the related timing associated with our commercial product portfolio, and prelaunch strategy and commercial preparation activities for SB206, depending on information we learn through our regulatory approval updates and potential SB206 commercialization strategies.
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
For additional information regarding the recognition and amortization of our intangible assets, see “Note 7: Goodwill and Intangible Assets, net” to the accompanying condensed consolidated financial statements.
Change in Fair Value of Contingent Consideration
Contingent consideration is recorded as a liability and is the estimate of the fair value of potential milestone payments related to the EPI Health Acquisition. The estimated fair value of contingent consideration was determined based on a probability-weighted valuation model that measures the present value of the probable cash payments based upon the future milestone events of EPI Health at a discount rate that captures the risk associated with the liability and also based on a Monte Carlo simulation, whereby EPI Health’s forecasted net sales from the EPI Health legacy products were simulated over the measurement period to calculate the contingent consideration. Contingent consideration is remeasured at each reporting date and any changes in the liability are recorded within the condensed consolidated statement of operations and comprehensive loss.

For additional information regarding the valuation of contingent consideration, see “Note 16: Fair Value” to the accompanying condensed consolidated financial statements.
Other Income (Expense), net
Other income (expense), net consists primarily of (i) interest expense on outstanding notes payable, (ii) interest income earned on cash and cash equivalents, (iii) interest expense on the factoring arrangement and (iv) other miscellaneous income and expenses.
Provision for Income Tax Expense
Provision for income tax expense relates our deferred tax expense as a result of the EPI Health Acquisition and the related tax deductible goodwill, which created an indefinite lived deferred tax liability.
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
See “Note 17: Segment Information” in the accompanying condensed consolidated financial statements included in this Quarterly Report for more information about our reportable segments.

Results of Operations
Comparison of Three Months Ended March 31, 2023 and 2022
The following table sets forth our results of operations for the periods indicated, including information related to our Commercial Operations and Research and Development Operations segments. The comparative prior year period includes activity relating to EPI Health from March 11, 2022 through March 31, 2022 for our Commercial Operations segment, based on the timing of the EPI Health Acquisition:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands, except percentages)
Net product revenues	$2,411	$718	$1,693	236%
License and collaboration revenues	585	1,174	(589)	(50)%
Government research contracts and grants revenue	170	36	134	372%
Total revenue	3,166	1,928	1,238	64%
Operating expenses:
Cost of goods sold	1,285	206	1,079	524%
Research and development	4,832	4,833	(1)	—%
Selling, general and administrative	10,040	9,994	46	—%
Amortization of intangible assets	477	121	356	294%
Change in fair value of contingent consideration	365	—	365	*
Total operating expenses	16,999	15,154	1,845	12%
Operating loss	(13,833)	(13,226)	(607)	5%
Other income (expense), net:
Interest income	30	3	27	900%
Interest expense	(277)	(132)	(145)	110%
Other income (expense)	17	(25)	42	(168)%
Total other income (expense), net	(230)	(154)	(76)	49%
Net loss before income taxes	(14,063)	(13,380)	(683)	5%
Provision for income tax expense	56	—	56	*
Net loss and comprehensive loss	$(14,119)	$(13,380)	$(739)	6%
* Not meaningful
Net product revenues
The EPI Health Acquisition provided us with a commercial infrastructure to sell a marketed product portfolio of therapeutic products for skin diseases. Net product revenues for the three months ended March 31, 2023 and 2022 were $2.4 million and $0.7 million, respectively, which were all generated by our Commercial Operations segment.
Net product revenues represent the sales of medical dermatology products primarily for the treatment of rosacea, plaque psoriasis and acne, including Rhofade, Wynzora and Minolira. The increase in net product revenue from the prior year comparable period is due to the timing of the EPI Health Acquisition, partially offset by the impacts of a manufacturing delay with one supplier for our Rhofade commercial product. As noted above, Rhofade was on back order from March 2023 until early April 2023. This temporary “stock out” of Rhofade impacted the overall net product revenue during the first quarter, however, the volume in mid-April of 2023 rebounded when the product was restocked with our customers.
For additional information regarding our accounting for net product revenues, see “Note 1: Organization and Significant Accounting Policies” and “Note 12: Net Product Revenues” to the accompanying condensed consolidated financial statements.
License and collaboration revenues
License and collaboration revenues were $0.6 million and $1.2 million for the three months ended March 31, 2023 and 2022, respectively. License and collaboration revenue is comprised of amounts related to (i) the Sato Agreement, related to the Japanese territory out-license of SB206 and SB204, recorded in the Research and Development Operations segment, and (ii) a distribution and supply agreement related to the out-license of Cloderm AG, all recorded in the Commercial Operations segment.

For the three months ended March 31, 2023 and 2022, we recognized $0.6 million under the Sato Agreement for our performance during the periods and the related amortization of the non-refundable upfront and expected milestone payments under the Sato Agreement.
For additional information regarding our accounting for license and collaboration revenues, see “Note 1: Organization and Significant Accounting Policies” and “Note 13: License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Government research contracts and grants revenue
Government research contracts and grants revenue totaled $0.2 million and less than $0.1 million for three months ended March 31, 2023 and 2022, respectively. These amounts relate to (i) a federal grant from the U.S. Department of Defense’s Congressionally Directed Medical Research Programs, and (ii) a federal grant from the NIH for certain nitric oxide based anti-viral therapies and their related development.
Cost of goods sold
Cost of goods sold of $1.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively, is recorded by our Commercial Operations segment and includes all costs directly incurred to produce net product revenues from our marketed portfolio of medical dermatology products. Cost of goods sold primarily consist of (i) costs to procure, ship, handle and warehouse our marketed drug products, and (ii) royalty and milestone expenses incurred in connection with the various license, collaboration and asset purchase agreements underlying our marketed portfolio of medical dermatology products. The increase in cost of goods sold from the prior year comparable period is primarily due to the timing of the EPI Health Acquisition.
For additional information regarding our accounting for cost of goods sold, see “Note 12: Net Product Revenues,” and “Note 13: License and Collaboration Revenues” to the accompanying condensed consolidated financial statements.
Research and development expenses
Our Research and Development Operations segment incurred the substantial majority of our research and development expenses, which were $4.8 million for each of the three months ended March 31, 2023 and 2022, respectively. Included in the fluctuation from the prior year comparable period was a $1.0 million net decrease in the SB206 program, offset by a $1.0 million net increase in other research and development expenses.
The $1.0 million net decrease in the SB206 program was primarily driven by (i) a $0.7 million decrease in stability, analytical testing, CMC activities and materials, and (ii) a $0.4 million decrease in regulatory consulting services, both related to the SB206 NDA submission in January 2023. These decreases were partly offset by a $0.1 million decrease in contra-research and development expense from the ratable amortization of the development funding and royalties agreement with Ligand Pharmaceuticals, Inc., or Ligand, and such agreement, the Ligand Funding Agreement, liability, which represents Ligand’s contribution to specified clinical development and regulatory activities for SB206 as a treatment for molluscum.
The $1.0 million increase in other research and development expenses was primarily driven by a $1.0 million increase in expense related to a regulatory milestone payment which became due to Ligand during the first quarter of 2023 under the Ligand Funding Agreement.

Selling, general and administrative expenses
Selling, general and administrative expenses were approximately $10.0 million for the three months ended March 31, 2023 and 2022. The table below sets forth our total selling, general and administrative expenses incurred for the three months ended March 31, 2023 and 2022 and the primary drivers of the fluctuations from the prior period:

Selling, general and administrative expenses
Three months ended March 31, 2023	$10,040
Three months ended March 31, 2022	9,994
Change from prior period	$46

Prior Period Variance Detail Increase / (Decrease)
EPI Health Acquisition Transaction-related costs	$(4,021)
EPI Health commercial sales operations	3,711
Tax and insurance costs	(330)
Facility and depreciation costs	83
Professional services and other administrative costs	335
Personnel and related benefits	268
Change from prior period	$46
The $4.0 million of transaction-related expenditures incurred in connection with the EPI Health Acquisition in March of 2022 included fees paid to banking advisors, insurance brokers, due diligence costs, and legal, regulatory, intellectual property, information technology, valuation and accounting consultants and specialists.
The increase of $3.7 million of selling, general and administrative expenses incurred to support the conduct of EPI Health’s commercial sales operations, partially due to the timing of the EPI Health Acquisition, included (i) an increase of $2.2 million of salary, incentive compensation and benefits costs, (ii) an increase of $0.4 million of advertising, promotional and other marketing costs, and (iii) an increase of $1.1 million of administrative costs related to third-party consultants for regulatory services, external third-party data services and other service providers that support the commercial sales and operations teams.
Amortization of intangible assets
Amortization of intangible assets of $0.5 million for the three months ended March 31, 2023 and $0.1 million for the three months March 31, 2022 is associated with the amortization of definite lived intangible assets acquired as part of the EPI Health Acquisition. The increase in amortization is due to a partial period of amortization in the prior year comparable period due to the timing of the EPI Health Acquisition.
For additional information regarding the recognition and amortization of our intangible assets, see “Note 7: Goodwill and Intangible Assets, net” to the accompanying condensed consolidated financial statements.
Change in fair value of contingent consideration
For the three months ended March 31, 2023 and 2022, the changes in fair value related to contingent consideration related to the EPI Health Acquisition related primarily to changes in market assumptions, management forecasts and discount rates since the prior measurement date. For additional information regarding contingent consideration valuation, see “Note 16: Fair Value.”
Other income (expense), net
Total other expense, net was $0.2 million for the three months ended March 31, 2023. Total other expense, net in the current period is primarily comprised of $0.2 million of interest related to the accounts receivable-backed factoring agreement with CSNK Working Capital Finance Corp. d/b/a Bay View Funding. For the three months ended March 31, 2022, total other expense, net was primarily comprised of $0.1 million of interest expense related to the Seller Note issued in March 2022 in connection with the EPI Health Acquisition.
For additional information regarding the factoring facility, see “Note 10: Commitments and Contingencies” to the accompanying condensed consolidated financial statements.

Provision for income tax expense
For the three months ended March 31, 2023, we recorded an insignificant amount of income tax expense related to deferred tax expense as a result of the EPI Health Acquisition and the related tax deductible goodwill, which created an indefinite lived deferred tax liability.
Liquidity and Capital Resources
As of March 31, 2023, we had an accumulated deficit of $324.4 million. We incurred net losses of $14.1 million and $13.4 million for the quarters ended March 31, 2023 and 2022, respectively, and there is substantial doubt about our ability to continue as a going concern. Despite revenues generated from the sales of commercial products, we anticipate that we will continue to generate losses for the foreseeable future, and we expect the losses to increase as we further commercialize our existing commercial products and continue the development of, and seek regulatory approvals for, our product candidates and potentially begin commercialization activities for our product candidates that are currently under development. As is common in the pharmaceutical industry, the revenue we collect is subject to gross-to-net deductions, including rebates, discounts and other items, and our inability to reduce the impact of such deductions or any increase in such deductions has had and may continue to have an adverse effect on our business. We are subject to all of the risks inherent in the commercialization of drug products, such as risks related to competition, supply issues or issues that may impact use of our commercial drug products, and in the development of new pharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The sales of our commercial products will decrease over time if and when they face generic competition or if other risks materialize, and we do not expect to generate revenue from product sales for our clinical-stage product candidates unless and until we obtain regulatory approval from the FDA for such product candidates. We will continue to incur significant expenses related to the commercialization of our products, and if we obtain regulatory approval for any of our product candidates, we and/or our commercial partners and commercial solutions providers would expect to incur significant expenses related to product sales, marketing, manufacturing and distribution.
As of March 31, 2023, we had total cash and cash equivalents of $12.5 million and a working capital deficit of $11.2 million. As discussed below, we used a portion of our cash and cash equivalents in 2022 to pay off and terminate the Seller Note issued in connection with the EPI Health Acquisition, as well as to fund the EPI Health Acquisition. With the payment and termination of the Seller Note for a reduced amount of principal, we have removed certain previously existing liabilities and eliminated the need to make cash payments to service the interest on the Seller Note going forward. This allows us to use our cash for development of our product candidates and to support the commercialization of our products. The payment and termination of the Seller Note removed encumbrances from the assets of EPI Health and allows us to pursue a broader range of financing options that could be used to extend our cash runway and to further prepare for commercialization of SB206 following approval.
From January 1, 2021 through March 31, 2023, we have raised total equity and debt proceeds of $74.2 million to fund our operations, including (i) $19.7 million in net proceeds from the sale of common stock (or pre-funded warrants in lieu thereof) and accompanying common warrants in the June 2022 and March 2023 Registered Direct Offerings, (ii) $37.2 million in net proceeds from the sale of common stock in the June 2021 public offering, (iii) $6.3 million in proceeds from the sale of common stock under our common stock purchase agreements with Aspire Capital, (iv) $2.5 million from our Equity Distribution Agreement, (v) a net of $7.9 million from our accounts receivable factoring facility, (vi) an additional $0.5 million of proceeds associated with exercises of common stock warrants issued as part of the March 2020 public offering and March 2020 registered direct offering and (vii) $0.1 million of proceeds from the exercise of stock options.
Going forward, we plan to finance our needs principally from the following:
•equity and/or debt financing, including but not limited to sales under the Equity Distribution Agreement, subject to the limitations described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Requirements”;
•revenues from product sales;
•payments under existing out-license and distribution arrangements for our product candidates and commercial products; and
•payments under current or future collaboration and licensing agreements with strategic partners.
We believe that our existing cash and cash equivalents as of March 31, 2023, plus expected receipts associated with product sales from our commercial product portfolio, will provide us with liquidity to fund our planned operating needs into late second quarter of 2023. Variability in our operating forecast, driven primarily by (i) commercial product sales, (ii) timing of operating expenditures, and (iii) unanticipated changes in net working capital, will impact our cash runway. This operating forecast and related cash projection includes (i) costs associated with preparing for and seeking U.S. regulatory approval of SB206 as a treatment for molluscum (ii) costs associated with the readiness and operation of our new manufacturing capability necessary to support small-scale drug substance and drug product manufacturing, (iii) conducting drug manufacturing activities with external third-party CMOs, (iv) ongoing commercial operations, including sales, marketing, inventory procurement and distribution, and supportive activities, related to our portfolio of therapeutic products for skin diseases acquired with the EPI Health Acquisition, and (v) initial efforts to support potential commercialization of SB206, but excludes additional operating costs that could occur through potential NDA approval, including, but not limited to, manufacturing, marketing and commercialization efforts to achieve potential launch of SB206. We may decide to revise our development and operating plans or the related timing, depending on information we learn through our research and development activities, including regulatory approval efforts related to SB206, potential commercialization strategies, the impact of outside factors such as the COVID-19 pandemic, our ability to enter into strategic arrangements, our ability to access additional capital and our financial priorities.
We will need significant additional funding to continue our operating activities, make further advancements in our product development programs and potentially commercialize any of our product candidates beyond those activities currently included in our operating forecast and related cash projection. Therefore, we will need to secure additional capital or financing and/or significantly delay, defer or reduce our cash expenditures before late second quarter of 2023. There can be no assurance that we will be able to obtain additional capital or financing on terms acceptable to us, on a timely basis or at all.
Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including, but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities and preparations for potential commercialization activities, furloughing employees or reducing the size of the workforce to conserve our cash and cash equivalents. We may pursue additional capital through equity or debt financings, including potential sales under the Equity Distribution Agreement, or from other sources, including partnerships, collaborations, licensing, grants or other strategic relationships. Alternatively, we may seek to engage in one or more potential transactions, which could include the sale of our company, or the sale, licensing or divestiture of some of our assets, such as a sale of our dermatology platform assets, but there can be no assurance that we will be able to enter into such a transaction or transactions on a timely basis or at all on terms that are favorable to us.
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
Cash Flows
The following table sets forth our cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(4,250)	$766
Investing activities	(23)	(12,921)
Financing activities	4,095	562
Net decrease in cash, cash equivalents and restricted cash	$(178)	$(11,593)
Net Cash Used in Operating Activities
During the three months ended March 31, 2023, net cash used in operating activities was $4.3 million and consisted primarily of a net loss of $14.1 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $0.4 million, (ii) amortization of definite lived intangible assets acquired in the EPI Health acquisition of $0.5 million, (iii) $0.4 million of depreciation and amortization of property and equipment expense, (iv) $0.4 million change in fair value of contingent consideration, and (vii) a $8.1 million change in cash related to changes in other operating assets and liabilities. The favorable impacts to cash related to changes in assets and liabilities was primarily due to (i) a $8.2 million change in accounts receivable related to cash collections on accounts receivable outstanding at December 31, 2022, including $5.0 million received under the Sato Rhofade Agreement, (ii) a change in accounts payable of $0.6 million, (iii) a change in prepaid expenses and other current assets of $1.3 million, and (iv) a change in inventory of $0.1 million. The unfavorable impacts to cash related to changes in (i) deferred revenue of $0.6 million, (ii) research and development service obligation of $0.2 million, and (iii) accrued expenses of $1.1 million.
During the three months ended March 31, 2022, net cash provided by operating activities was $0.8 million and consisted primarily of a net loss of $13.4 million, with adjustments for non-cash amounts related primarily to (i) stock-based compensation expense of $0.4 million, (ii) amortization of definite lived intangible assets acquired from EPI Health of $0.1 million, (iii) $0.1 million of depreciation and amortization of property and equipment expense, and (iv) a $13.5 million change in cash related to changes in other operating assets and liabilities. The change in cash related to changes in assets and liabilities was primarily due to (i) $8.5 million related to accounts receivable, including $4.2 million received by EPI Health after March 11, 2022 and the receipt of a $4.3 million time-based developmental milestone payment from Sato, (ii) a change in accounts payable of $1.6 million, (iii) a change in deferred revenue of $2.6 million, and (iv) a change in prepaid expenses and other current assets of $0.6 million. See “Note 2: Acquisition of EPI Health” to the accompanying condensed consolidated financial statements for additional detail regarding the purchase of EPI Health and the related impacts of the opening balances related to the EPI Health Acquisition.
Net Cash Used in Investing Activities
During the three months ended March 31, 2023, the $0.02 million of net cash used in investing activities was primarily related to cash used for purchases of property, and equipment related to our small-scale manufacturing facility in Durham, North Carolina.
During the three months ended March 31, 2022, the $12.9 million of net cash used in investing activities was primarily related to (i) cash used in connection with the EPI Health Acquisition of $12.0 million, and (ii) $0.9 million in cash used for purchases of property, equipment and services associated with the build-out of our corporate headquarters and small-scale manufacturing facility in Durham, North Carolina. See “Note 2: Acquisition of EPI Health” to the accompanying condensed consolidated financial statements for additional detail regarding the purchase of EPI Health.
Net Cash Provided by Financing Activities
During the three months ended March 31, 2023, net cash provided by financing activities was $4.1 million and consisted primarily of (i) net proceeds from the March 2023 Registered Direct Offering of $5.6 million, (ii) proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement entered into in March 2022 of $0.9 million, offset by net repayments of our factoring arrangement of $2.4 million.
During the three months ended March 31, 2022, net cash provided by financing activities was $0.6 million and consisted of proceeds from the sale of our common stock pursuant to the Equity Distribution Agreement entered into in March 2022.
Capital Requirements
As of March 31, 2023, we had a total cash and cash equivalents balance of $12.5 million and a working capital deficit of $11.2 million. While we currently generate revenue from our commercial portfolio of products, we do not believe that such revenues will be sufficient to fund the operating expenses of our business. To date, we have not generated any revenue from product sales of our product candidates, and we do not know when, or if, we will generate any such revenue from our product candidates. We do not expect to generate revenue from product sales of our product candidates unless, and until, we obtain regulatory approval of one of our current or future product candidates and achieve successful commercialization of such product candidate. As of March 31, 2023, we had an accumulated deficit of $324.4 million.
We will need significant additional funding to support our planned and future operating activities and make further advancements in our product development programs beyond what is currently included in our operating forecast and related cash projection. We do not currently have sufficient funds to complete commercialization of any of our product candidates, and our funding needs will largely be determined by our commercialization strategy for SB206, subject to the FDA regulatory approval process and outcome.
Our ability to continue to operate our business, including our ability to advance development programs unrelated to SB206, as well as our ability to progress SB206 for molluscum, if approved, is dependent upon future sales of our commercial products along with our ability to access additional sources of capital, including, but not limited to (i) equity or debt financings, including but not limited to potential sales using the remaining availability under the Equity Distribution Agreement, or (ii) other sources, such as partnerships, collaborations, licensing, grants or other strategic relationships. There can be no assurance that we will be able to obtain new funding on terms acceptable to us, on a timely basis, or at all. In addition, we agreed to certain limitations on our ability to raise funds in the short-term through equity financings in connection with the March 2023 Registered Direct Offering. In particular, we agreed not to issue any additional securities for 45 days after closing of the March 2023 Registered Direct Offering and not to make any sales under the Equity Distribution Agreement for 60 days after closing of the March 2023 Registered Direct Offering. Because our public float was less than $75.0 million at the date we filed our Annual Report, we are currently subject to limitations in the amount we may offer under our Form S-3 registration statement. These “baby shelf” limitations, along with restrictions contained with the Equity Distribution Agreement on issuing shares above such limitations, could impact our ability to raise capital under this registration statement until such time as our public float exceeds $75.0 million.
Our inability to obtain significant additional funding on acceptable terms could have a material adverse effect on our business and cause us to alter or reduce our planned operating activities, including, but not limited to delaying, reducing, terminating or eliminating planned product candidate development activities and preparations for potential commercialization activities, furloughing employees or reducing the size of the workforce to conserve our cash and cash equivalents. Our anticipated expenditure levels may change if we adjust our current operating plan. Such actions could delay development or commercialization-related timelines and have a material adverse effect on our business, results of operations, financial condition and market valuation. We are also exploring the potential for alternative transactions, such as strategic acquisitions or in-licenses, sales, out-licenses or divestitures of some of our assets, or other potential strategic transactions, which could include a sale of the company. If we were to pursue such a transaction, we may not be able to complete the transaction on a timely basis or at all or on terms that are favorable to us.
Our equity issuances during the three months ended March 31, 2023 and the year ended December 31, 2022, have resulted in significant dilution to our existing stockholders. Any future additional issuances of equity, or debt that could be convertible into equity, would result in further significant dilution to our existing stockholders.
As of March 31, 2023, we had 28,015,371 shares of common stock outstanding. In addition, as of March 31, 2023, we had reserved 14,661,448 shares of common stock for future issuance related to (i) outstanding pre-funded and common stock warrants to purchase common stock, (ii) outstanding stock options and stock appreciation rights, (iii) nonvested restricted stock units, and (iv) future issuances under the 2016 Incentive Award Plan. Our common stock consists of 200,000,000 authorized shares as of March 31, 2023.
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
•the achievement of milestones that would require payment and whether such milestone payments are paid in cash or shares of our common stock, including those set forth in “Note 10: Commitments and Contingencies” to the accompanying condensed consolidated financial statements;
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
Contractual Obligations and Contingent Liabilities
Except for items described in “Note 1: Organization and Significant Accounting Policies,” “Note 2: Acquisition of EPI Health,” and “Note 10: Commitments and Contingencies” to the accompanying condensed consolidated financial statements, there were no material changes during the three months ended March 31, 2023 in our commitments under contractual obligations, as disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report.
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
Our significant accounting policies are more fully described in “Note 1: Organization and Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and in “Note 1: Organization and Significant Accounting Policies” to our audited consolidated financial statements contained in our Annual Report.
During the three months ended March 31, 2023, there were no material changes to our critical accounting policies.
Recent Accounting Pronouncements
Recently issued accounting pronouncements that we have adopted or are currently evaluating are described in detail within “Note 1: Organization and Significant Accounting Policies” to our Annual Report. During the three months ended March 31, 2023, there were no material changes to our critical accounting policies.

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
As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
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
Changes in Internal Controls Over Financial Reporting
As discussed in “Note 2: Acquisition of EPI Health” to the accompany condensed consolidated financial statements, in March 2022, we completed the EPI Health Acquisition. As permitted by the SEC, management elected to exclude this acquisition from its assessment of the effectiveness of its internal control over financial reporting as of December 31, 2022. In the quarter ended March 31, 2023, we completed the integration of the EPI Health business into our internal control over financial reporting. Otherwise, there has been no other change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors
There have been no material changes to the risk factors disclosed in our Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
None.
Issuer Purchases of Equity Securities
None.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Not applicable.

Item 6. Exhibits
The following exhibits are being filed herewith or are being incorporated by reference and are numbered in accordance with Item 601 of Regulation S-K:

INCORPORATED BY REFERENCE
EXHIBIT NO.	DESCRIPTION	Filed Herewith	FORM	File No.	Exhibit	Filing Date
4.1	Form of March 2023 Common Warrant.		8-K	001-37880	4.1	March 16, 2023
4.2	Form of March 2023 Pre-funded Warrant.		8-K	001-37880	4.2	March 16, 2023
4.3	Form of June 2022 Common Warrant, as amended.		8-K	001-37880	4.3	March 16, 2023
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL Instance document included in Exhibit 101.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Novan, Inc.

By:	/s/ Paula Brown Stafford
Paula Brown Stafford
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ John M. Gay
John M. Gay
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: May 15, 2023